Form 10-Q
period 1995-03-31
FRONTIER FINANCIAL CORP /WA/
filed 1995-05-11
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1995
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


              Washington                             91-1223535
   -------------------------------         ----------------------------
   (State or Other Jurisdiction of         (IRS Employer Identification
   Incorporation or Organization)                      Number)


                            332 SW Everett Mall Way
                                 P. O. Box 2215
                              Everett, Washington            98203
           (Address of Principal Administrative Offices)   (Zip Code)

                                 (206) 514-0719
              (Registrants Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]     No  [  ]

The issuer has one class of common stock (no par value) with 6,302,300 shares outstanding as of March 31, 1995.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
- - - - - - - --------------------------------------------------------------------------------
March 31, 1995
- - - - - - - --------------------------------------------------------------------------------


PART I - Financial Information                                                       Page
- - - - - - - ------------------------------                                                      ------
      Item 1.  Financial Statements.

               Consolidated Balance Sheet - March 31, 1995
               and Year End 1994.                                                      1


               Consolidated Statement of Income - Three Months
               Ended March 31, 1995 and 1994.                                          2


               Consolidated Statement of Cash Flows - Three Months
               Ended March 31, 1995 and 1994.                                         3-4

               Statement of Changes in Stockholder's Equity -
               March 31, 1995                                                          5

               Notes                                                                  6-8

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operation.                                             9-16

PART II - Other Information
- - - - - - - ----------------------------
      Item 1.  Legal Proceedings.                                                     17

      Item 4.  Submission of Matters to a Vote of Security Holders.                   17

      Item 5.  Other Information.                                                     17

      Item 6.  Exhibits and Reports on Form 8-K.                                      17

               Signature                                                              18

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
- - - - - - - --------------------------------------------------------------------------------
(Unaudited)

                                                                 (In thousands)
                                                             March 31,      Dec 31,
ASSETS                                                           1995         1994
- - - - - - - ------                                                           ----         ----
Cash & Balances Due from Depositary Institutions              $23,847       $22,081
Securities: (Note 2)
  Available for Sale-Market Value                              42,508        42,278
  Held to Maturity-Amortized Cost (Market Value
    12-31-94, $89,200)                                         92,995        94,048
                                                           ------------------------
      Total Securities                                        135,503       136,326
Federal Funds Sold                                             27,625         1,120
Loans: (Note 3)
  Loans, Net of Unearned Income                               476,883       470,512
  Less:  Allowance for Loan Losses                            (12,452)      (10,410)
                                                           ------------------------
      Net Loans                                               464,431       460,102
  Mortgage Loans Held for Sale                                    343
Premises & Equipment, Net                                      11,687        11,845
Other Real Estate Owned                                           394         1,118
Intangible assets                                                 531           550
Other Assets                                                   10,247         9,426
                                                           ------------------------
               TOTAL ASSETS                                  $674,608      $642,568
                                                           ========================

LIABILITIES
- - - - - - - -----------

Deposits:
  Non-Interest Bearing                                        $70,375       $71,754
  Interest Bearing                                            505,330       467,849
                                                           ------------------------
      Total Deposits                                          575,705       539,603
Federal Funds Purchased                                                       9,615
Federal Home Loan Bank advances                                37,500        37,500
Long-term debt                                                    546           565
Other Liabilities                                               6,782         4,826
                                                           ------------------------
      TOTAL LIABILITIES                                       620,533       592,109
                                                           ------------------------

EQUITY CAPITAL (Note 4)
- - - - - - - -----------------------

Common Stock                                                   43,970        43,917
Unrealized Gains/(Losses) on AFS Securities
      Net of Tax effect (Note 2)                                 (700)       (1,179)
Retained Earnings                                              10,805         7,721
                                                           ------------------------
      TOTAL CAPITAL                                            54,075        50,459
                                                           ------------------------
 TOTAL LIABILITIES & CAPITAL                                 $674,608      $642,568
 ---------------------------                               ========================

- - - - - - - ----------------------------------------
The accompanying notes are an intergral part of these financial statements.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
- - - - - - - --------------------------------------------------------------------------------
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                       THREE MONTHS ENDED
                                                     ---------------------
                                                     March 31,   March 31,
                                                          1995        1994
                                                          ----        ----
INTEREST INCOME
  Interest & Fees on Loans                             $12,765      $9,538
  Interest on Investments                                2,299       2,501
                                                     ---------------------
      Total Interest Income                             15,064      12,039
                                                     ---------------------
INTEREST EXPENSE
  Interest on Deposits                                   5,758       4,359
  Interest on Borrowed Funds                               607         222
                                                     ---------------------
      Total Interest Expense                             6,365       4,581
                                                     ---------------------
Net Interest Income                                      8,699       7,458
                                                     ---------------------
PROVISION FOR LOAN LOSSES                                 (700)       (850)

NONINTEREST INCOME
  Securities Gains/(Losses)                                             (2)
  Service Charges on Deposit Accounts                      402         360
  Other Noninterest Income                                 429         534
                                                     ---------------------
      Total Noninterest Income                             831         892

NONINTEREST EXPENSE
  Salaries & Employee Benefits                           2,546       2,270
  Occupancy Expense                                        581         487
  Other Noninterest Expense                              1,001       1,156
                                                     ---------------------
      Total Noninterest Expense                          4,128       3,913
INCOME BEFORE INCOME TAX                                 4,702       3,587
                                                     ---------------------
APPLICABLE INCOME TAX                                   (1,618)     (1,259)
      NET INCOME                                        $3,084      $2,328
                                                     =====================
Average Number of Shares Outstanding
  for the Period                                     6,300,324   6,274,187
PER SHARE COMMON STOCK                                   $0.49       $0.37
                                                     =====================

- - - - - - - ----------------------------------------
The accompanying notes are an integral part of these financial statements.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
- - - - - - - --------------------------------------------------------------------------------
(Unaudited)

                                                                (In thousands)
                                                              THREE MONTHS ENDED
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES               March 31, 1995            March 31, 1994
- - - - - - - ------------------------------------               --------------            --------------
Net Income                                            $  3,084                  $  2,328
Adjustments to reconcile net income to net
cash provided by operating activities
      Depreciation and amortization                        (80)                      245
      Provision for loan losses                            700                       850
      Provision for losses on ORE
      Increase in income taxes payable                   1,015                       760
      Deferred taxes
      Decrease in interest receivable                     (557)                     (601)
      Increase(Decrease) in interest payable               973                       (20)
      Loss on sale of AFS securities                                                  (2)
      Loans originated for sale                         (3,413)                   (4,793)
      Proceeds from sale of loans                        3,071                     5,237
      Other operating activities                           254                      (469)
                                                    ------------------------------------
Net cash provided by operating activities                5,047                     3,535
                                                    ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
- - - - - - - ------------------------------------
Net cash flows from Fed Funds Sold                     (26,505)                   (1,000)
Proceeds from sales of investments                                                   105
Proceeds from maturities of investments                  1,845                     3,767
Purchase of investment securities                         (154)                   (3,452)
Net cash flows from loan activities                     (4,975)                  (24,251)
Purchases of premises and equipment                        (61)                     (327)
Proceeds from the sale of other real estate                696                       221
Cash invested in other real estate
Other investing activities                                   8                        (1)
                                                     -----------------------------------
Net cash used by investing activities                  (29,146)                  (24,938)
                                                     -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
- - - - - - - ------------------------------------
Net change in demand deposit accounts                  (36,160)                   16,795
Net change in certificates of deposit                   72,262                    (1,805)
Proceeds from issuance of stock                             53                        45
Principal payments on long term debt                      (675)                      (86)
Advances from FHLB                                       7,500                    15,000
Repayment of FHLB advances                              (7,500)
Net change in Federal Funds purchased                   (9,615)                   (5,405)
Other financing activities
                                                     -----------------------------------
Net cash provided by financing activities               25,865                    24,544
                                                     -----------------------------------

(Continued on next page)

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
- - - - - - - --------------------------------------------------------------------------------
(Unaudited)

                                                                 (In thousands)
                                                               THREE MONTHS ENDED
                                                               ------------------
                                                   March 31, 1995          March 31, 1994
                                                   --------------          --------------
INCREASE IN CASH AND DUE FROM BANK                    $  1,766                  $  3,141

CASH & DUE FROM BANKS AT BEGINNING
      OF YEAR                                           22,081                    23,440
                                                     ---------                 ---------
CASH AND DUE FROM BANKS AT END
      OF PERIOD                                       $ 23,847                  $ 26,581
                                                     =========                 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- - - - - - - ------------------------------------------------
Cash paid during the year for interest                $  5,386                  $  4,585
Cash paid during the year for income taxes                 600                       500
Real estate taken as settlement for loan
  obligations
Real estate taken as settlement for loan
  obligations - financed by bank                      $     28                  $      0

- - - - - - - ----------------------------------------
The accompanying notes are an integral part of these financial statements.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
- - - - - - - --------------------------------------------------------------------------------
(Unaudited)

(In thousands, except for number of shares)

                                                                                Net Unrealized
                                              Common Stock          Retained    Gains (Losses)
                                           Shares       Amount      Earnings    On Securities     Total
                                         ---------     -------      --------    --------------   -------
Balance, December 31, 1992               1,144,898     $27,974      $ 5,283                      $33,257
- - - - - - - --------------------------               ===============================================================
Net Income for 1993                                                   7,746                        7,746
Stock Options Exercised                     10,377         138                                       138
Stock Dividend                             114,557       6,540       (6,540)
Fractional Shares Purchased (Net)              441          26                                        26
Three-For-One Split                      2,529,204
                                         ---------------------------------------------------------------
Balance, December 31, 1993               3,799,477      34,678        6,489                       41,167
- - - - - - - --------------------------               ===============================================================
Adoption of SFAS No. 115                                                            $1,143         1,143
Net Income for 1994                                                  10,360                       10,360
Stock Options Exercised                     16,100          96                                        96
Stock Dividend                             380,295       9,128       (9,128)
Fractional Shares Purchased                    563          15                                        15
Valuation of Available For Sale
  Securities                                                                        (2,322)       (2,322)
                                         ---------------------------------------------------------------
Balance, December 31, 1994               4,196,435      43,917        7,721         (1,179)       50,459
- - - - - - - --------------------------               ===============================================================
Net Income for the first
  three months of 1995                                                3,084                        3,084
Stock Options Exercised                      4,866          45                                        45
Three-for-two Stock Split                2,100,650
Fractional Shares Purchased                     35           8                                         8
Valuation of Available for Sale
  Securities                                                                           479           479
                                         ---------------------------------------------------------------
Balance, March 31, 1995                  6,301,986     $43,970      $10,805          ($700)      $54,075
- - - - - - - -----------------------                  ===============================================================

- - - - - - - ----------------------------------------
The accompanying notes are an integral part of these financial statements.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - --------------------------------------------------------------------------------
NOTE 1.           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted
                  accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation
                  S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
                  principles for complete financial statements.  All
                  adjustments made to the unaudited interim financial
                  statements were of a normal recurring nature.  In the opinion of management, all adjustments considered necessary for a
                  fair presentation have been included.  Operating results for the three months ended March 31, 1995 are not necessarily
                  indicative of the results that may be expected for year-end
                  December 31, 1995.  For further information, refer to the
                  consolidated financial statements and footnotes thereto
                  included in the Corporation Annual Report on 10-K for the
                  year ended December 31, 1994.

NOTE 2.           INVESTMENT SECURITIES
                  ---------------------
                  On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". This statement establishes standards of financial accounting and reporting for investments in debt and equity securities that have a readily determinable fair value. This statement requires all securities within the Corporation's portfolio to be classified in one of three groups: 1) Trading securities;
                  2) securities Held-To-Maturity (HTM), and 3) securities Available-For-Sale (AFS).

                  At March 31, 1995, the Corporation had no securities classified as "Trading", all other securities in the portfolio were classified as HTM or AFS.

                  Securities that are classified as HTM, are carried at cost, adjusted for amortizaton of premiums and accretion of discounts which are recognized as adjustments to income. With some exceptions, securities classified as HTM may only be sold within three months of maturity.

                  Securities that are classified as AFS, are carried at fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income. Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold any time.

                  Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold as an adjustment to income.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - --------------------------------------------------------------------------------
NOTE 2 - (Continued)
- - - - - - - --------------------------------------------------------------------------------

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 1995:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
             ------------------------------------------------------

         (In thousands)               Amortized   Gross Unreal-   Gross Unreal-    Aggregate
                                           Cost      ized Gains     ized Losses   Fair Value
                                     --------------------------------------------------------
AFS SECURITIES:
- - - - - - - --------------
         Equities                      $  7,194                                     $  7,194
         U.S. Treasuries                  2,506          $   41                        2,547
         U.S. Agencies                   19,699             127         $  (849)      18,977
         Corporate securities            14,171              87            (468)      13,790
                                     --------------------------------------------------------
                                         43,570             255          (1,317)      42,508

HTM SECURITIES:
- - - - - - - --------------
         U.S. Treasuries                    252                              (9)         243
         U.S. Agencies                   18,608              34            (823)      17,819
         Municipal securities            32,320             787            (495)      32,612
         Corporate securities            41,175             149          (1,574)      39,750
         Mortgage Backed Securities         640              16             (15)         641
                                     --------------------------------------------------------
                  Totals               $ 92,995          $  986         ($2,916)    $ 91,065
                                     --------------------------------------------------------

                  Totals               $136,565          $1,241         ($4,233)    $133,573
                                     ========================================================


                                               MATURITY SCHEDULE OF SECURITIES
                                               -------------------------------
                                             Available For Sale           Held To Maturity
                                             ------------------           ----------------
                                      Amortized            Fair       Amortized          Fair
                  MATURITY*                Cost           Value            Cost         Value
                  --------                 ----           -----            ----         -----
                   0-1 Yr               $ 8,401         $ 8,416         $15,697       $15,384
                   1-5 Yrs               29,469          28,643          22,816        22,558
                   5-10 Yrs               5,700           5,449          35,953        34,887
                  Over 10 Yrs                                            18,529        18,236
                                     -----------------------------------------------------------
                                        $43,570         $42,508         $92,995       $91,065
                                     ===========================================================

* Contractual maturity or call date.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - - - - - --------------------------------------------------------------------------------
NOTE 2 - (Continued)
- - - - - - - --------------------------------------------------------------------------------


                       CHANGES IN AFS AND HTM SECURITIES
                       ---------------------------------

         For the Quarter Ended March 31, 1995:
         ------------------------------------

         AFS SECURITIES
         --------------
         Proceeds From Sales                                     $0
         Gross Realized Gains
         Gross Realized Losses
         Gross Gains & Losses Included In Earnings From
                  Transfers To The Trading Category
         Net Change In Unrealized Holding Gains Or
                  Losses Included In The Separate
                  Component of Equity Capital                  $479

         HTM SECURITIES
         --------------
         Sales Or Transfers From this Category                   $0

NOTE 3.  LOANS
         -----
         The following is an analysis of the loan portfolio by major type of loans:

                                            March 31, 1995      Dec 31, 1994*
                                            --------------      ------------
         Commercial                            $122,468           $121,623
         Real Estate:
                  Commercial                    166,490            152,439
                  Construction                   92,614            101,473
                  Residential                    79,995             79,614
         Instalment                              19,196             18,935
                                               --------           --------
                                                480,763            474,084
         Unearned Fee Income                     (3,537)            (3,572)
                                               --------           --------
                  Total Loans                  $477,226           $470,512
                                               ========           ========


NOTE 4. The Board of Directors declared 10% stock dividend and a three-for-two stock split which were paid March 21, 1994 and March 20, 1995 respectively.

       * Prior period amounts restated to conform to current presentation.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - - - - - - --------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS.
- - - - - - - --------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of the Corporation reached a new high at the end of the first quarter of 1995. Net income was $3.1 million versus $2.3 million for the first quarter of 1994, or up 32.5%. The main reason for the results was an increase in net interest income of $1.2 million for the quarter, up 16.6% over the first quarter of 1994. This marks the forty-fifth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter.

Annualized return on average assets (ROA) was 1.89% for the first quarter of 1995, and 1.62% for the same period in 1994. Annualized return on average stockholder's equity (ROE) for the first quarter of 1995 was 23.4%, as compared to 21.8% for the first quarter of 1994. Earnings per share for the period was $.49 for 1995, and $.37 for 1994. Earnings per share have been adjusted for the three-for-two stock split paid on March 20, 1995.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The lending and other activities of Frontier are located in Snohomish County, Washington, but also include the northern part of King County, Washington, by having two offices located in Bothell and Woodinville. The major city in Snohomish County is Everett, and the major city in King County is Seattle, the largest city in the state. An important segment of the Snohomish County economy is the Boeing Company, which has its 747 and 777 assembly plant in Everett. Boeing also has other assembly plants and facilities in the Puget Sound area. In 1994, Boeing completed a workforce reduction of 19% which began in 1993. Since that time, there has been an announcement that Boeing will continue its workforce reductions, which may effect 6,500 personnel. No specifics have been released regarding which assembly plants will be affected, or to what degree. However, on the positive side, Boeing is close to certifying the new 777 and in the spring of 1994, the Everett naval station began operations. An aircraft carrier group has been assigned to the base, and is scheduled arrival in 1996.

The effect on the local economy of continued workforce reductions is not predictable, however, the Corporation has done well in the past, and management remains cautiously optimistic regarding the future.

BALANCE SHEET

Below are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:


Period ended March 31,                   1995            1994       $ Change        % Change
- - - - - - - ----------------------                 --------        --------     --------        --------
Loans                                  $477,226        $394,808     $ 82,418          20.9%
Investments*                            136,565         151,157      (14,592)         -9.7%
Federal Funds Sold                       27,625           1,000       26,625            NM
Total Assets                           $674,608        $585,582     $ 89,026          15.2%

* Shown at amortized cost.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations - Balance Sheet - (Continued)
- - - - - - - --------------------------------------------------------------------------------


Period ended March 31,                   1995         1994     $ Change    % Change
- - - - - - - ----------------------                 --------     --------   --------    --------
Noninterest bearing deposits           $ 70,375     $ 73,930    ($3,555)      -4.8%
Interest bearing deposits               505,330      447,507     57,823       12.9%
                                       ---------------------------------------------
Total deposits                          575,705      521,437     54,268       10.4%
Federal Funds purchased                                  635       (635)        NM
Long-term debt                           37,879       15,721     22,158      140.9%
Capital                                 $54,075      $43,505    $10,570       24.3%

At the end of the first quarter of 1995, a trend continued which began in the second quarter of 1994. The financing of asset growth relies on time certificates of deposit (CD's), rather than core deposits (NOW, Money Market and Savings) and borrowed funds. Over the last year, all deposit account totals decreased except for CD's. NOW and Money Market accounts decreased
$9.2 million, or 11.3% and Savings accounts (previously the main funding source) decreased $80.1 million, or 33.4%. On the other hand, CD's increased $147.0 million, or 115.8%. This change in deposit acquisition mix was planned by management. Over the past year, loans have grown 20.9% while deposits grew only 10.4%. The difference was made up by other borrowings which have grown 140.9% over the same period. However, federal funds sold, also increased $27 million during the same period which has allowed for the elimination of federal funds purchased and provides increased liquidity to retire other borrowings when practical.

In 1994, as general interest rates substantially increased, the rates on CD's were increased to a level which was more attractive than the rates paid on savings accounts. As a result, depositors began shifting out of savings into CD's. This increased the cost of funds to the Corporation, but also extended the duration of the deposit life to better match the assets. At the same time, the rise in interest rates have also prompted increases on the asset side of the balance sheet and, as a result, the net interest margin (please see below) of the Corporation initially increased. However, in the first quarter of 1995 interest rates leveled off, and management estimates that the net interest margin may decrease as the lag effect of repricing liabilities catches up with assets which repriced more rapidly. To demonstrate this, the yield on earning assets at the end of the first quarter of 1995 increased .70%, increasing from 9.29% at quarter end 1994 to 9.99% at quarter end 1995. The cost of interest bearing liabilities increased .87%, going from a 4.05% to a 4.92% in 1995. Management will place increased emphasis on further reducing overhead costs and increasing other non-interest income to soften possible adverse effects of this compaction of the net interest margin. Please see "Liquidity" for a further discussion.

At the end of the first quarter 1995, average earning assets as a percent of total average assets were 95.3%, and 93.3% at the end of the first quarter of 1994. Average loans were 73.1% and 66.8% respectively. While loan growth has been strong over the past year, management has recognized a slowing of demand in the first quarter of 1995. Investments as a percent of average assets for the same periods were 21.1% as compared to 26.3%. This decline in the investment portfolio over the last year was planned by management as funds from all maturities and calls were designated for the loan portfolio growth.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations
- - - - - - - --------------------------------------------------------------------------------
Net Interest Income
- - - - - - - --------------------------------------------------------------------------------

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Several factors contribute to changes in net interest income. These include the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, stockholder's equity, and the level of nonaccrual loans.

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on "taxable equivalent" amounts at a 34% tax rate. (However, there are no tax equivalent additions to noninterest income and expense amounts discussed below.) Abbreviated quarterly average balance sheets for the periods are shown below:

                                                        (In thousands)
Quarter ended March 31,                  1995          1994      $ Change    % Change
- - - - - - - -----------------------                --------      --------    --------    --------
Loans                                  $476,258      $383,911    $ 92,347       24.1%
Investments*                            137,247       151,442     (14,195)      -9.4%
Federal Funds Sold                        8,960         1,436       7,524      524.0%
Total Earning Assets                    620,889       536,789      84,100       15.7%
                                       ----------------------------------------------
Total Assets                            651,355       575,062      76,293       13.3%

Noninterest bearing deposits             67,938        69,358      (1,420)      -2.0%
Interest bearing deposits               482,964       438,817      44,147       10.1%
                                       ----------------------------------------------
Total deposits                          550,902       508,175      42,727        8.4%
Fed Funds purchased                       3,764         6,965      (3,201)     -46.0%
Long-term Debt                           38,352        12,391      25,961      209.5%
Capital                                $ 52,822      $ 42,786    $ 10,036       23.5%

*  Shown at amortized cost.

Net interest income was $8.9 million for the first quarter of 1995, versus $7.7 million for the first quarter of 1994. The net interest margin (NIM), which is net interest income as an annualized percent of total average quarterly assets, for the first quarter of 1995 was 5.50%, and 5.37% for the first quarter of 1994.

The increase of $1.2 million in net interest income in the first quarter of 1995, as compared to 1994 was due to an increase in interest income of $3.0 million, and an increase in the cost of deposits of $1.8 million.

The increase in the average balance of earning assets increased interest income by $2.2 million, and an increase in interest rates increased interest income by $.8 million, for a net increase of $3.0 million.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations - Net Interest Income - (Continued)
- - - - - - - --------------------------------------------------------------------------------

The increase in the average balance of interest bearing liabilities increased interest expense by $1.2 million, and an increase in interest rates increased interest expense by $.6 million, for a net increase of $1.8 million.

NONINTEREST INCOME AND EXPENSE

Noninterest income continues to decline since the rapid increase in interest rates in 1994. The increase in service charges for the first quarter of 1995 as compared to the same period in 1994, is reflective of the growth of the Corporation over the period. The decline of $105 thousand in "other" noninterest income reflects the continued perception by potential clients that long-term mortgage interest rates are high. In the first quarter of 1994, secondary market loan fees totaled $112 thousand (down at that time $105 thousand or 48% from the 1993 period), while the total for the first quarter of 1995 was $35 thousand. Contributing to the decline is a decrease in insurance and investment department fee income of $37 thousand for the same period. This decline is attributable to less interest on the part of investors in mutual funds after the poor performance of the funds in 1994, and a reduction of staff in the department. Management currently has a plan in effect which is estimated to increase net profits at a lower level of gross revenues.

Trust department fees increased from $105 thousand to $116 thousand, or 10.5%, and the market value of trust assets managed at quarter end 1995 was $77.3 million, as compared to $68.4 million the prior year, or an increase of 13.0%.

Total noninterest expense increased $215 thousand, or 5.5% in the first quarter of 1995, when compared to 1994. Salaries and Employee Benefits increased to $2.5 million, or 12.2%, from $2.3 million in 1994. Salaries increased $157 thousand to $2.0 million, or 8.7% from $1.8 million a year ago. Employee benefits increased $119 thousand to $.6 million, or 25.1% from $.5 million a year ago. The increase in salaries was due to a 1% increase in staff, and an increase in bonus pay and merit raises. The employee benefits increase of $119 thousand was attributable to an increase in the profit sharing reserve of $194 thousand, with decreases in various other benefit areas. Occupancy expense increased $94 thousand, or 19.3% during the period. Approximately 38% of occupancy expense is depreciation which decreased from $222 thousand in 1994 to $219 thousand in 1995, or 1.6%. The other increase in occupancy expense was attributable to increased office rental costs. Other expenses decreased 13.4%, or $155 thousand in the first quarter of 1995 when compared to the first quarter of 1994. This is the result of managements' plan to reduce overhead costs as a means of offsetting the decrease in other fee income discussed above.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations - Loans
- - - - - - - --------------------------------------------------------------------------------

LOANS

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

                                                                    (In thousands)
Period Ended March 31,                                           1995          1994
- - - - - - - ---------------------                                          ---------    ---------
Non-accruing loans                                             $  1,630      $  1,787
Loans past due 90 days or more and
  still accruing                                                                   15
Restructured loans
Other real estate owned                                             394           462
                                                               ----------------------
         Total non-performing loans                            $  2,024      $  2,264
                                                               ======================
Total loans at end of period                                   $477,226      $394,808
                                                               ----------------------
As a percent of total loans outstanding                            0.42%         0.57%
                                                               ======================

It is the banks practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest is in doubt.

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms has occurred.

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned declined $68 thousand or 14.7% when comparing first quarter 1995 with first quarter 1994. This was accomplished by write-downs in book value of over $130 thousand. The dollar amount of other real estate owned at first quarter end 1995 represents three separate land parcels, of a commercial nature. As of March 31, 1995, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $84.6 million at March 31, 1995, or 17.7% of total loans, and $76.8 million at March 31, 1994, or 19.5% of total loans. Many years ago, management established a real estate loan committee which meets quarterly to review the economic conditions and building industry trends. As a result, there have been very limited losses on these types of loans. Also, some slowdown in construction lending has been noted in the last two quarters, reflecting higher interest rates and a slight cooling of the local economy.

At March 31, 1995 and 1994, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations
- - - - - - - --------------------------------------------------------------------------------
Allowance for Possible Loan Losses
- - - - - - - --------------------------------------------------------------------------------

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended March 31, 1995, the allowance for possible loan losses increased to $12.5 million, or 2.61% of total loans, from $8.5 million, or 2.14% of total loans at March 31, 1994. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

In determining the adequacy of the allowance, management considers numerous factors, including the continuing level of non-performing loans, credit concentrations, and economic conditions. Real estate values continue to be stable and show modest rates of appreciation, but a worsening of the economy in Frontier's market area could negatively affect loan performance and underlying collateral values. The current level of reserves is deemed to be adequate for the present conditions and provides for some unforeseen contingencies as well.

LIQUIDITY AND INTEREST RATE SENSITIVITY

LIQUIDITY

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning
assets and liabilities.   Liquidity management involves the ability to meet
the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or depositors who have credit needs.

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 1995, and March 31, 1994. This discussion addresses those periods of time.

Net cash provided by operating activities for 1995 totaled $5.0 million as compared to $3.5 million in 1994. The largest component providing net cash was income of $3.1 million for 1995 and $2.3 million for 1994.

Real estate secondary market loans originated for sale in 1995 were down $1.4 million from the same period in 1994, or 28.8%. This follows a trend which developed in 1993 caused by higher long-term interest rates.

Net cash of $24.9 million in 1994 was used for investment activities in the loan portfolio. What cash flows came from maturing investments was reinvested at the same volume. In 1995, the loan portfolio required only $5.0 million in funding due to demand, and the excess from deposit acquisition went into federal funds sold for liquidity purposes.

In 1994, all the financing of investment and loan activities came from the acquisition of core deposits and advances from the FHLB. However, the mix of the funding has changed substantially in 1995. Noninterest bearing and interest bearing demand deposits and savings accounts (core deposits)

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations.
- - - - - - - --------------------------------------------------------------------------------
Liquidity - (Continued)
- - - - - - - --------------------------------------------------------------------------------

provided $16.8 million in 1994, and time CD's continued to run off by $1.8 million. In 1995, a reversal of the trend shows time CD's are doing all of the funding, and core deposits are running off. During this period, the Corporation rolled over borrowings at the FHLB to preserve liquidity. The Corporation has borrowed a total of $45.0 million from the FHLB, and repaid $7.5 million.

Management has many sources of liquidity, such as, the sale of student loans and SBA loans, the sale of AFS securities, additional borrowings from the FHLB, participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. Additionally, the entire HTM securities portfolio is subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is closely related to liquidity because each is directly affected by maturity, or repricing, of assets and liabilities. Management considers any asset or liability which matures, or is subject to repricing, within one year to be interest sensitive, although continual monitoring is also performed for other time intervals. The difference between interest sensitive assets and liabilities defined period of time is known as the interest sensitive "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. In theory, if the gap is positive, a decrease in general interest rates might have an adverse impact on earnings as interest income decreases faster than interest expense. Conversely, an increase in interest rates would increase net interest income as interest income increases faster than interest expense. However, the exact impact of the gap on future income is uncertain both in timing and amount because interest rates for the Corporation's assets and liabilities do not necessarily change at the same time, or by the same amount. Also, the sensitivity of the assets and liabilities can change rapidly as the result of market conditions and customer patterns.

At the end of the first quarter of 1994, the gap of the Corporation was a negative 29.4% of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that increasing general interest rates would decrease the net interest margin. Interest rates did increase over the past year, and the net interest margin increased from 5.37% to 5.50% at the end of March 1995. At the end of March 1995, the gap was a negative 24.0% of earning assets.

The gap cannot anticipate management actions with regard to when rates are actually increased or decreased, and to what degree, but the gap does indicate the ability management may have to change rates.

The Corporation does not use interest rate risk management products such as interest rate swaps or hedges, or other derivative securities.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
- - - - - - - --------------------------------------------------------------------------------
Operations.
- - - - - - - --------------------------------------------------------------------------------
Capital
- - - - - - - --------------------------------------------------------------------------------

CAPITAL

During 1994, the Federal Reserve and other regulatory agencies issued final amendments to its risk-based capital rules. Under these rules, institutions are directed not to include in Tier I capital the net unrealized holding gains (losses) on available-for-sale securities. In addition, net unrealized losses on marketable equity securities should continue to be deducted when computing Tier I capital This rule has the effect of valuing available-for-sale debt securities at amortized cost, rather than fair value, for purposes of calculating the risk-based and leverage capital ratios. Therefore, the Corporation will now report capital for both financial statement purposes and regulatory purposes.

Consolidated capital of the Corporation for financial statement purposes at first quarter end 1995 was $54.1 million. This amount compares to $43.5 million at March 31, 1994, an increase of $10.6 million, or 24.3%. Almost all of the increase was attributable to retained earnings. The market value of AFS securities at quarter end 1994 was a negative $37 thousand, and a negative $700 thousand at quarter end 1995.

Under the rules referred to above, banks and holding companies are required to maintain a minimum "leverage" ratio (primary capital ratio) of core capital (which excludes the allowance for loan losses) to total average assets for the current quarter. For the most highly rated holding companies, this ratio must be at least 3 percent, and for others, it must be 4 or 5 percent. At March 31, 1995, the Corporation's leverage ratio was 8.35%, compared to 7.48% at quarter end 1994. In addition, holding companies are required to meet minimum risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholder's equity, less goodwill and some intangibles, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 10.08% and 11.35% at March 31, 1995, and 9.15% and 10.41% at March 31, 1994.

Management constantly monitors the level of capital of the Corporation, and believes that capital is adequate to meet present needs. As an ongoing process, management considers, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
PART II - OTHER INFORMATION
- - - - - - - --------------------------------------------------------------------------------


Item 1.  Legal Proceedings

         No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders in the first quarter 1995.

Item 5.  Other Information

         On July 2, 1993, the merger between Frontier Financial Corporation and Frontier Bank was consummated, with The Bank of Northshore, Bothell and Woodinville, Washington, wherein the two branches of The Bank of Northshore were merged into Frontier Bank. At the time of the merger, The Bank of Northshore had $19.8 million in total assets, $14.4 million in loans, $18.2 million in total deposits, and $1.2 million in capital. These two branches are called the Bothell and Woodinville Offices of Frontier Bank. The merger was accounted for as a pooling-of-interest. 41,192 shares of common stock were issued pursuant to this transaction.

         At the January 18, 1995 meeting of the Board of Directors of the Corporation, a three-for-two stock split was declared payable March 20, 1995 to shareholders of record January 18, 1995. At the same meeting, the Board approved a resolution to submit a proposal to the shareholders to amend the Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 shares, no par value, to 20,000,000, no par value. At the April 19, 1995 annual meeting of shareholders, better than a two-thirds majority of shareholders approved the proposal.

Item 6.  Exhibits and Reports on Form 8-K

         (a) (11)    Computation of earnings per share is attached as Exhibit 11

         (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended March 31, 1995.

- - - - - - - --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- - - - - - - --------------------------------------------------------------------------------
SIGNATURE
- - - - - - - --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FRONTIER FINANCIAL CORPORATION



Date:  May 8, 1995                        /s/ James F. Felicetty
                                          ------------------------------------
                                          James F. Felicetty
                                          Secretary/Treasurer