Form 10-Q
period 1995-06-30
FRONTIER FINANCIAL CORP /WA/
filed 1995-08-11
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter ended June 30, 1995
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Washington                                       91-1223535
- -------------------------------                   ----------------------------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                         Identification Number)

                         332 SW Everett Mall Way
                             P. O. Box 2215
                           Everett, Washington               98203
           --------------------------------------------    ---------
           (Address of Principal Administrative Offices)   (Zip Code)

                                 (206) 514-0719
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

The issuer has one class of common stock (no par value) with 6,308,184 shares outstanding as of June 30, 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 1995


                                                                                                              Page
PART I -- Financial Information                                                                               ----
        Item 1.  Financial Statements.

             Consolidated Balance Sheet -- June 30, 1995
             and Year End 1994.                                                                                1

             Consolidated Statement of Income -- Three and Six Months
             Ended June 30, 1995 and 1994.                                                                     2

             Consolidated Statement of Cash Flows -- Six Months
             Ended June 30, 1995 and 1994.                                                                    3-4

             Statement of Changes in Stockholder's Equity -- June 30, 1995                                     5

             Notes                                                                                            6-8

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operation.                                                                    9-16

PART II -- Other Information

        Item 1.  Legal Proceedings.                                                                           17

        Item 4.  Submission of Matters to a Vote of Security Holders.                                         17

        Item 5.  Other Information.                                                                           17

        Item 6.  Exhibits and Reports on Form 8-K.                                                            17

             Signature                                                                                        18

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)

                                                                                        (In thousands)
                                                                                     June 30,   December 31,
ASSETS                                                                                 1995        1994
                                                                                     -------    ------------
Cash & Balances Due from Depositary Institutions                                     $ 20,047    $ 22,081
Securities: (Note 2)
  Available for Sale--Market Value                                                     43,518      42,278
  Held to Maturity--Amortized Cost (Market Value 12-31-94, $89,200)                    91,133      94,048
                                                                                     --------    --------
        Total Securities                                                              134,651     136,326
Federal Funds Sold                                                                     54,180       1,120
Loans: (Note 3)
  Loans, Net of Unearned Income                                                       480,195     470,512
  Less:  Allowance for Loan Losses                                                    (12,666)    (10,410)
                                                                                     --------    --------
        Net Loans                                                                     467,529     460,102
  Mortgage Loans Held for Sale                                                            696
Premises & Equipment, Net                                                              12,529      11,845
Other Real Estate Owned                                                                 1,246       1,118
Intangible assets                                                                         512         550
Other Assets                                                                            8,947       9,426
                                                                                     --------    --------
        TOTAL ASSETS                                                                 $700,337    $642,568
                                                                                     ========    ========
LIABILITIES

Deposits:
  Non-Interest Bearing                                                               $ 77,263    $ 71,754
  Interest Bearing                                                                    535,441     467,849
                                                                                     --------    --------
        Total Deposits                                                                612,704     539,603
Federal Funds Purchased                                                                 1,180       9,615
Federal Home Loan Bank advances                                                        22,500      37,500
Long-term debt                                                                            180         565
Other Liabilities                                                                       6,075       4,826
                                                                                     --------    --------
        TOTAL LIABILITIES                                                             642,639     592,109
                                                                                     --------    --------
EQUITY CAPITAL (Note 4)

Common Stock                                                                           43,994      43,917
Unrealized Gains/(Losses) on AFS Securities
        Net of Tax effect(Note 2)                                                         (68)     (1,179)
Retained Earnings                                                                      13,772       7,721
                                                                                     --------    --------
        TOTAL CAPITAL                                                                  57,698      50,459
                                                                                     --------    --------
 TOTAL LIABILITIES & CAPITAL                                                         $700,337    $642,568
                                                                                     ========    ========



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          -------------------    --------------------
                                                                           June 30,   June 30,    June 30,    June 30,
                                                                             1995       1994        1995        1994
                                                                          --------   --------    --------    ---------
INTEREST INCOME
  Interest & Fees on Loans                                                 $12,804    $10,453     $25,570     $19,992
  Interest on Investments                                                    2,503      2,314       4,802       4,815
                                                                           -------    -------     -------     -------
        Total Interest Income                                               15,307     12,767      30,372      24,807
                                                                           -------    -------     -------     -------
INTEREST EXPENSE
  Interest on Deposits                                                       6,774      4,578      12,531       8,953
  Interest on Borrowed Funds                                                   344        356         952         562
                                                                           -------    -------     -------     -------
        Total Interest Expense                                               7,118      4,934      13,483       9,515
                                                                           -------    -------     -------     -------
Net Interest Income                                                          8,189      7,833      16,889      15,292
                                                                           -------    -------     -------     -------
PROVISION FOR LOAN LOSSES                                                     (150)      (850)       (850)     (1,700)

NONINTEREST INCOME
  Securities Gains/(Losses)                                                     (4)                    (4)         (2)
  Service Charges on Deposit Accounts                                          408        398         809         758
  Other Noninterest Income                                                     417        496         847       1,030
                                                                           -------    -------     -------     -------
        Total Noninterest Income                                               821        894       1,652       1,786

NONINTEREST EXPENSE
  Salaries & Employee Benefits                                               2,414      2,240       4,961       4,510
  Occupancy Expense                                                            547        695       1,128       1,182
  Other Noninterest Expense                                                  1,785      1,499       2,786       2,656
                                                                           -------    -------     -------     -------
        Total Noninterest Expense                                            4,746      4,434       8,875       8,348

INCOME BEFORE INCOME TAX                                                     4,114      3,443       8,816       7,030
                                                                           -------    -------     -------     -------
APPLICABLE INCOME TAX                                                       (1,147)      (987)     (2,765)     (2,247)

        NET INCOME                                                         $ 2,967    $ 2,456     $ 6,051     $ 4,783
                                                                           =======    =======     =======     =======
Average Number of Shares Outstanding
  for the Period                                                         6,302,787  6,276,305   6,302,787   6,276,305

PER SHARE COMMON STOCK                                                     $  0.47    $  0.39     $  0.96     $  0.76
                                                                           =======    =======     =======     =======





The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
(Unaudited)

                                                                                   (In thousands)
                                                                                   SIX MONTHS ENDED
                                                                        ------------------------------------
                                                                        June 30, 1995          June 30, 1994
                                                                        -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                $  6,051               $  4,783
Adjustments to reconcile net income to net
cash provided by operating activities
        Depreciation and amortization                                         (166)                   584
        Provision for loan losses                                              850                  1,700
        Provision for losses on ORE
        Increase in income taxes payable                                      (915)                  (865)
        Deferred taxes                                                                               (100)
        Decrease in interest receivable                                        (76)                  (372)
        Increase (Decrease) in interest payable                              1,286                     85
        Loss on sale of HTM securities                                          (4)
        Loans originated for sale                                           (7,144)                (9,936)
        Proceeds from sale of loans                                          6,448                 10,636
        Other operating activities                                           1,504                    305
                                                                          --------               --------
Net cash provided by operating activities                                    7,834                  6,820
                                                                          --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                                         (53,060)                (3,295)
Proceeds from sales of HTM securities                                           88                    105
Proceeds from maturities of investments                                      4,026                  6,710
Purchase of investment securities                                             (460)                (5,634)
Net cash flows from loan activities                                         (8,063)               (64,041)
Purchases of premises and equipment                                           (789)                  (770)
Proceeds from the sale of other real estate                                    727                    221
Cash invested in other real estate
Other investing activities
                                                                          --------               --------
Net cash used by investing activities                                      (57,531)               (66,704)
                                                                          --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit accounts                                      (50,586)                 4,646
Net change in certificates of deposit                                      122,353                 16,062
Proceeds from issuance of stock                                                 78                     77
Principal payments on long term debt                                          (747)                  (149)
Advances from FHLB                                                                                 15,000
Repayment of FHLB advances                                                 (15,000)
Net change in Federal Funds purchased                                       (8,435)                27,960
Other financing activities
                                                                          --------               --------
Net cash provided by financing activities                                   47,663                 63,596
                                                                          --------               --------

(Continued on next page)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)

                                                                                   (In thousands)
                                                                                   SIX MONTHS ENDED
                                                                        -----------------------------------
                                                                        June 30, 1995         June 30, 1994
                                                                        -------------         -------------
INCREASE IN CASH AND DUE FROM BANKS                                        $(2,034)               $ 3,712

CASH & DUE FROM BANKS AT BEGINNING OF YEAR                                  22,081                 23,440
                                                                           -------                -------
CASH AND DUE FROM BANKS AT END OF PERIOD                                   $20,047                $27,152
                                                                           =======                =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                     $12,182                $ 9,399
Cash paid during the year for income taxes                                   3,680                  3,100
Real estate taken as settlement for loan
  obligations                                                                  883                    187
Real estate taken as settlement for loan
  obligations - financed by bank                                               $28                     $0



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
(Unaudited)


(In thousands, except for number of shares)
                                                                                   Net Unrealized
                                              Common Stock          Retained       Gains (Losses)
                                          Shares         Amount     Earnings       On Securities      Total
                                         ---------      --------    --------       -------------     -------
Balance, December 31, 1992               1,144,898      $27,974      $ 5,283                         $33,257
- --------------------------               =========      =======      =======                         =======
Net Income for 1993                                                    7,746                           7,746
Stock Options Exercised                     10,377          138                                          138
Stock Dividend                             114,557        6,540       (6,540)
Fractional Shares Purchased (Net)              441           26                                           26
Three-For-One Split                      2,529,204
                                         ---------      -------      -------          -------        -------
Balance, December 31, 1993               3,799,477       34,678        6,489                          41,167
- --------------------------               =========      =======      =======          =======        =======
Adoption of SFAS No. 115                                                              $ 1,143          1,143
Net Income for 1994                                                   10,360                          10,360
Stock Options Exercised                     16,100           96                                           96
Stock Dividend                             380,295        9,128       (9,128)
Fractional Shares Purchased                    563           15                                           15
Valuation of Available For Sale
  Securities                                                                           (2,322)        (2,322)
                                         ---------      -------      -------          -------        -------
Balance, December 31, 1994               4,196,435       43,917        7,721           (1,179)        50,459
- --------------------------               =========      =======      =======           =======       =======
Net Income for the first
  six months of 1995                                                   6,051                           6,051
Stock Options Exercised                     10,750           69                                           69
Three-for-two Stock Split                2,100,650
Fractional Shares Purchased                    349            8                                            8
Valuation of Available for Sale
  Securities                                                                            1,111          1,111
                                         ---------      -------      -------          -------        -------
Balance, June 30, 1995                   6,308,184      $43,994      $13,772          $   (68)       $57,698
- ----------------------                   =========      =======      =======          =======        =======

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for year-end December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2.      INVESTMENT SECURITIES
             On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". This statement establishes standards of financial accounting and reporting for investments in debt and equity securities that have a readily determinable fair value. This statement requires all securities within the Corporation's portfolio to be classified in one of three groups: 1) Trading securities; 2) securities Held-To-Maturity (HTM), and 3) securities Available-For-Sale
             (AFS).

             At June 30, 1995, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

             Securities that are classified as HTM, are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income. With some exceptions, securities classified as HTM may only be sold within three months of maturity.

             Securities that are classified as AFS, are carried at fair value, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income. Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold at any time.

             Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold as an adjustment to income.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - (Continued)

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 1995:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

                                                         Gross          Gross
        (In thousands)                   Amortized     Unrealized     Unrealized      Aggregate
                                           Cost          Gains          Losses        Fair Value
                                         ---------     ----------     ----------      ----------
AFS SECURITIES:
        Equities                          $  7,303                                     $  7,303
        U.S. Treasuries                      2,506       $   74                           2,580
        U.S. Agencies                       19,695          246        $  (336)          19,605
        Corporate securities                14,119          146           (235)          14,030
                                          --------       ------        -------         --------
                                            43,623          466           (571)          43,518

HTM SECURITIES:
        U.S. Treasuries                        252           15                             267
        U.S. Agencies                       18,502           87           (175)          18,414
        Municipal securities                32,206          969           (220)          32,955
        Corporate securities                39,681          561           (383)          39,859
        Mortgage Backed Securities             492           22             (3)             511
                                          --------       ------        -------         --------
             Totals                       $ 91,133       $1,654        $  (781)        $ 92,006
                                          --------       ------        -------         --------
             Totals                       $134,756       $2,120        $(1,352)        $135,524
                                          ========       ======        =======         ========



                        MATURITY SCHEDULE OF SECURITIES

                              Available For Sale     Held To Maturity
                             --------------------   --------------------
                             Amortized      Fair    Amortized      Fair
MATURITY*                      Cost        Value      Cost        Value
                             ---------    -------   ---------    -------
  0-1 Yr                      $ 9,418     $ 9,405    $ 8,251     $ 8,229
 1-5 Yrs                       28,427      28,352     17,967      18,075
 5-10 Yrs                       5,778       5,761     44,440      45,002
Over 10 Yrs                                           20,475      20,700
                              -------     -------    -------     -------
                              $43,623     $43,518    $91,133     $92,006
                              =======     =======    =======     =======


* Contractural maturity.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - (Continued)


                       CHANGES IN AFS AND HTM SECURITIES

        For the Quarter Ended June 30, 1995:

        AFS SECURITIES
        --------------
        Proceeds From Sales                                           $  0
        Gross Realized Gains
        Gross Realized Losses
        Gross Gains & Losses Included In Earnings From
             Transfers To The Trading Category
        Net Change In Unrealized Holding Gains Or
             Losses Included In The Separate
             Component of Equity Capital                              $632

        HTM SECURITIES
        --------------
        Sales Or Transfers From this Category                         $ 92

NOTE 3. LOANS

        The following is an analysis of the loan portfolio by major type of loans:

                                                  June 30, 1995          Dec 31, 1994*
                                                  -------------          ------------
        Commercial                                  $124,605               $121,623
        Real Estate:
             Commercial                              166,209                152,439
             Construction                             92,587                101,473
             Residential                              81,553                 79,614
        Instalment                                    19,456                 18,935
                                                    --------               --------
                                                     484,410                474,084
        Unearned Fee Income                           (3,519)                (3,572)
                                                    --------               --------
             Total Loans                            $480,891               $470,512
                                                    ========               ========


NOTE 4. The Board of Directors declared 10% stock dividend and a three-for-two stock split which were paid March 21, 1994 and March 20, 1995 respectively.




* Prior period amounts restated to conform to current presentation.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of the Corporation continues to reach new highs. Net income for the second quarter of 1995 was $3.0 million versus $2.5 million for the second quarter of 1994, or up 20.8%. The reasons for the results in 1995 were due to a reduction in the provision for loan losses, reflecting continued loan quality, and an increase in net interest income of $.4 million, or 4.5% over the same period in 1994. This marks the forty-sixth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the second quarter of 1994, unless otherwise stated.

Annualized return on average assets (ROA) was 1.77% in 1995, and 1.63% in 1994. Annualized return on average stockholder's equity (ROE) in 1995 was 21.0%, as compared to 21.8% in 1994. Earnings per share for the period were $.47 for 1995, and $.39 for 1994. Earnings per share have been adjusted for the three-for-two stock split paid on March 20, 1995.

FINANCIAL REVIEW -- ECONOMIC ENVIRONMENT

The lending and other activities of Frontier are located in Snohomish County, Washington, but also include the northern part of King County, Washington, by having two offices located in Bothell and Woodinville. The major city in Snohomish County is Everett, and the major city in King County is Seattle, the largest city in the state. An important segment of the Snohomish County economy is the Boeing Company, which has its 747 and 777 assembly plant in Everett. Boeing also has other assembly plants and facilities in the Puget Sound area. In 1994, Boeing completed a workforce reduction of 19% which began in 1993. Since that time, there has been an announcement that Boeing will continue its workforce reductions, which may effect 12,000 additional personnel, of which 6,300-6,500 early retirements are included. No specifics have been released regarding which assembly plants will be affected, or to what degree. However, on the positive side, Boeing has certified the new 777 and has the largest backlog in the first 6 months of 1995, than any other plane manufacturer in the world. Another positive side of the local economy is that the Everett Naval Station began operation in Spring of 1994, and an aircraft carrier group has been assigned to the base, scheduled for arrival in 1996. In 1994, loan demand was brisk for the first six months of the year, increasing $62.8 million, while a slowing in the first six months of 1995 to $10.4 million or 2.2% perhaps is some indication of the effect of past reductions on the local economy.
However, the Corporation has done well in the past, and management remains cautiously optimistic regarding the future.

BALANCE SHEET

Below are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:


Period ended June 30,                       1995         1994     $ Change      % Change
- ---------------------                     --------     --------   --------      --------
Loans                                     $480,891     $433,352    $47,539        11.0%
Investments                       *        134,756      150,679    (15,923)      -10.6%
Federal Funds Sold                          54,180        3,295     50,885          NM
Total Assets                              $700,337     $626,408    $73,929        11.8%

* Shown at amortized cost.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet -- (Continued)


Period ended June 30,                       1995        1994      $ Change      % Change
- ---------------------                      -------     -------   ----------     --------
Noninterest bearing deposits              $ 77,263    $ 73,558    $  3,705         5.0%
Interest bearing deposits                  535,441     453,690      81,751        18.0%
                                          --------    --------    --------        -----
Total deposits                             612,704     527,248      85,456        16.2%
Federal Funds purchased                      1,180      34,000     (32,820)         NM
Long-term debt                              22,680      15,681       6,999        44.6%
Capital                                   $ 57,698    $ 46,029    $ 11,669        25.4%

A trend that began in the second quarter of 1994 continues into 1995. The financing of asset growth relies on time certificates of deposit (CD's), rather than core deposits (NOW, Money Market and Savings) and borrowed funds. Over the last year, all deposit account totals decreased except for CD's and noninterest bearing deposits. NOW and Money Market accounts decreased $9.9 million, or 12.8% and Savings accounts (previously the main funding source) decreased $90.3 million, or 37.8%. On the other hand, CD's increased $161.1 million, or 118.8%. This change in deposit acquisition mix was planned by management. Prior to the second quarter of 1994, assets were funded mainly with core deposits, rather than CD's. However, at that time, general interest rates began to increase, the rates on CD's were increased to a level which was more attractive than the rates paid on core deposits. As a result, depositors began shifting into CD's. This increased the cost of funds to the Corporation, but also extended the duration of the deposit life to better match the assets. During the first six months of 1995, while deposits continued to increase, loan demand has not been sufficient to absorb the excess liquidity. Therefore, federal funds sold increased over $50 million during this period. At the same time, the rise in interest rates have also prompted increases on the asset side of the balance sheet and, as a result, the net interest margin (NIM), which is net interest income as an annualized percent of total average quarterly assets, of the Corporation initially increased. However, in the first quarter of 1995 interest rates leveled off, and in the second quarter, the NIM began slowly declining. Management estimates that the decline in the net interest margin will continue as the lag effect of repricing liabilities catches up with assets.

To demonstrate the pressure on the NIM, the yield on earning assets in 1995 increased .49%, from 9.35% in 1994 to 9.84% in 1995. The cost of interest bearing liabilities increased 1.23%, from a 4.15% in 1994 to a 5.38% in 1995. Noting this trend, management has reduced the rates paid on deposit accounts during the second quarter. Additionally, management will place increased emphasis on further reducing overhead costs and increasing other non-interest income to minimize the compaction of the NIM. Please see "Liquidity" for a further discussion.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on "taxable equivalent" amounts at a 34% tax rate. (However, there are no tax equivalent additions to noninterest income and expense amounts discussed below.) Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

                                                            (In thousands)

Quarter ended June 30,                      1995        1994     $ Change     % Change
- ----------------------                    --------    --------    -------     --------
Loans                                     $479,328    $413,295   $ 66,033       16.0%
Investments                       *        135,717     150,206    (14,489)      -9.6%
Federal Funds Sold                          26,494       1,558     24,936     1600.5%
Total Earning Assets                       641,539     565,059     76,480       13.5%
                                          --------    --------    -------     -------
Total Assets                               670,402     604,227     66,175       11.0%

Noninterest bearing deposits                70,766      71,921     (1,155)      -1.6%
Interest bearing deposits                  512,968     452,205     60,763       13.4%
                                          --------    --------    -------     -------
Total deposits                             583,734     524,126     59,608       11.4%
Fed Funds purchased                            329      14,750    (14,421)     -97.8%
Long-term Debt                              23,012      15,683      7,329       46.7%
Capital                                     56,614      45,089     11,525       25.6%

Total interest income                       15,565      13,030      2,535       19.5%
Total interest expense                       7,118       4,934      2,184       44.3%
Net Interest Income                       $  8,447    $  8,096   $    351        4.3%

*  Shown at amortized cost.

In 1995, average earning assets as a percent of total average assets were 95.7%, and 93.5% in 1994. This ratio indicates how efficiently assets are being utilized. Average loans were 71.5% and 68.4% respectively. Investments as a percent of average assets for the same periods were 20.2% as compared to 24.9%. This decline in the investment portfolio over the last year was planned by management as funds from all maturities and calls were designated, initially, for the loan portfolio growth. However, these funds were directed to federal funds sold due to decreased loan demand during this period.

On a tax equivalent basis, net interest income was $8.4 million in 1995, versus $8.1 million in 1994. The NIM in 1995 was 5.04%, and 5.36% in 1994.

The increase of $351 thousand in net interest income in 1995 was due to an increase in interest income of $2.5 million, and an increase in the cost of deposits of $2.1 million.

The increase in the average balance of earning assets increased interest income by $1.6 million, and an increase in interest rates increased interest income by $.9 million, for a net increase of $2.5 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income -- (Continued)

The yield on loans increase from 10.26% in 1994 to 10.85% in 1995. Commercial loans had the sharpest increase from 9.58% to 10.74%. The yield on Investments increase from 6.91% in 1994 to 7.05% in 1995, and the yield on Fed Funds sold increased from 4.05% in 1994 to 6.13% in 1995.

The increase in the average balance of interest bearing liabilities increased interest expense by $1.1 million, and an increase in interest rates increased interest expense by $1.0 million, for a net increase of $2.1 million.

The yield on total interest bearing deposits increased from 4.09% in 1994 to 5.36% in 1995. Short term borrowings increased from 4.78% to 5.76%, and long term debt increased from 5.13% to 5.98%.

NONINTEREST INCOME AND EXPENSE

Noninterest income continues to decline since the rapid increase in interest rates in 1994. The increase in service charges for the second quarter of 1995 as compared to the same period in 1994, is reflective of depositors maintaining larger account balances to avoid service charges. The number of deposit accounts increased 11.9% over the last year, while service charge income increased only $10 thousand, or 2.4%. The decline of $78 thousand in "other" noninterest income reflects the continued perception by potential clients that long-term mortgage interest rates are high. In the second quarter of 1994, secondary market loan fees totaled $116 thousand, while the total for the second quarter of 1995 was $31 thousand. Contributing to the decline is a decrease in insurance and investment department fee income of $57 thousand for the same period. This decline is attributable to the volatility of equity funds in 1994, and a reduction of staff in the department.

Trust department fees increased from $117 thousand to $147 thousand, or 25.6%, and the market value of trust assets at quarter end 1995 was $93.0 million, as compared to $68.4 million for the prior year, or an increase of 36.0%.

Total noninterest expense increased $312 thousand, or 7.0% in 1995. Salaries and Employee Benefits increased to $2.4 million, or 7.8%, from $2.2 million in 1994. Salaries increased $97 thousand to $1.9 million, or 5.5% from $1.8 million a year ago. Employee benefits increased $77 thousand to $.5 million, or 16.6% from $.5 million a year ago. The increase in salaries was due to merit raises. The employee benefits increase of $77 thousand was attributable to an increase in the profit sharing reserve of $69 thousand. Occupancy expense decreased $148 thousand, or 21.3% during the period. Approximately 39% of occupancy expense is depreciation which decreased from $217 thousand in 1994 to $212 thousand in 1995, or 2.0%. The other decrease in occupancy expense was attributable to higher expenses incurred in the second quarter of 1994 for maintenance and repairs of bank offices. Other expenses increased 19.0%, or $285 thousand in 1995. This increase was attributable to increases in FDIC insurance, other insurance, taxes and other fees.

SECURITIES PORTFOLIO

A portion of the decrease in securities held to maturity was due to the sale of mortgage backed securities totaling $92 thousand. These securities were sold due to favorable interest rates, and qualified for sale due to the short length of time to maturity, or the principal balance was reduced to less than 15% of the original par amount.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Loans

LOANS

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

                                                                          (In thousands)
Period Ended June 30,                                                  1995         1994
- ---------------------                                                --------      --------
Non-accruing loans                                                   $  1,926      $  1,626
Loans past due 90 days or more and
  still accruing                                                            5
Restructured loans                                                        139
Other real estate owned                                                 1,246           649
                                                                     --------      --------
        Total non-performing loans                                   $  3,316      $  2,275
                                                                     ========      ========
Total loans at end of period                                         $480,891      $433,352
                                                                     --------      --------
As a percent of total loans outstanding                                  0.69%         0.52%
                                                                     ========      ========

It is the bank's practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest is in doubt.

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms has occurred.

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned increased $597 thousand or 92.0% in 1995. This occurred due to one high-end and two average value home foreclosures out of construction loans. Beyond that, the dollar amount of other real estate owned at second quarter 1995 represents three separate land parcels, of a commercial nature. As a subsequent event, other real estate owned was reduced by the sale of a home in the amount of $578 thousand. As of June 30, 1995, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $81.8 million in 1995, or 16.8% of total loans, and $95.0 million in 1994, or 21.9% of total loans. Many years ago, management established a real estate loan committee which meets quarterly to review the economic conditions and building industry trends. As a result, there have been very limited losses on these types of loans. Also, some slowdown in construction lending has been noted in the last three quarters, reflecting higher interest rates and a slight cooling of the local economy.

At June 30, 1995 and 1994, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Allowance for Possible Loan Losses

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended June 30, 1995, the allowance for possible loan losses increased to $12.7 million, or 2.60% of total loans, from $8.6 million, or 1.98% of total loans in 1994. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

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

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 1995 and 1994. This discussion addresses those periods of time.

Net cash provided by operating activities in 1995 totaled $7.8 million as compared to $6.8 million in 1994. The largest component providing net cash was income of $6.1 million in 1995 and $4.8 million in 1994.

Real estate secondary market loans originated for sale in 1995 were down $2.8 million from the same period in 1994, or 28.1%. This follows a trend which developed in 1993 caused by higher long-term interest rates.

Net cash of $64.0 million in 1994 was used for the loan portfolio. What cash flows came from maturing investments was reinvested at the same volume. In 1995, the loan portfolio has required only $8.0 million in funding due to decreased demand, and the excess of $53.1 million from deposit acquisition went into federal funds sold for liquidity purposes.

In 1994, all the financing of loan activities came from the acquisition of a mix of demand deposit accounts, CD's, fed funds purchased and advances from the FHLB, providing a total of $63.6 million. Noninterest bearing and interest bearing demand deposits and savings accounts (core deposits) provided $4.6 million in 1994, and time CD's provided $16.1 million. However, the mix of the funding has changed in 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity - (Continued)

In 1995, core deposits decreased by $50.6 million and CD's increased by $122.4 million. With the excess liquidity provided by the increase in CD's in 1995, the Corporation was able to repay FHLB advances of $15.0 million, and fed funds purchased of $8.4 million.

Management has many sources of liquidity, such as, the sale of student loans and SBA loans, the sale of AFS securities, additional borrowings from the FHLB, participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. Additionally, treasury and agency securities in the HTM securities portfolio is subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is closely related to liquidity because each is directly affected by maturity, or repricing, of assets and liabilities. Management considers any asset or liability which matures, or is subject to repricing, within one year to be interest sensitive, although continual monitoring is also performed for other time intervals. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitive "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. In theory, if the gap is positive, a decrease in general interest rates might have an adverse impact on earnings as interest income decreases faster than interest expense. Conversely, an increase in interest rates would increase net interest income as interest income increases faster than interest expense. However, the exact impact of the gap on future income is uncertain both in timing and amount because interest rates for the Corporation's assets and liabilities do not necessarily change at the same time, or by the same amount. Also, the sensitivity of the assets and liabilities can change rapidly as the result of market conditions and customer patterns.

At the end of the second quarter of 1994, the gap of the Corporation was a negative (32.4%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that increasing general interest rates would decrease the NIM. Interest rates did increase over the past year, and the NIM decreased from 5.36% to 5.04% at the end of June 1995. At the end of June 1995, the gap was a negative (15.7%) of earning assets. In the second quarter of 1995, management responded to the reduction in the NIM by reducing rates paid on liabilities.

The gap cannot anticipate management actions with regard to when rates are actually increased or decreased, and to what degree, but the gap does indicate the ability management may have to change rates.

The Corporation does not use interest rate risk management products such as interest rate swaps or hedges, or other derivative securities.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Capital

CAPITAL

During 1994, the Federal Reserve and other regulatory agencies issued final amendments to its risk-based capital rules. Under these rules, institutions are directed not to include in Tier I capital, the net unrealized holding gains (losses) on available-for-sale securities. In addition, net unrealized losses on marketable equity securities should continue to be deducted when computing Tier I capital. This rule has the effect of valuing available-for-sale debt securities at amortized cost, rather than fair value, for purposes of calculating the risk-based and leverage capital ratios. Therefore, the Corporation will now report capital for both financial statement purposes and regulatory purposes.

Consolidated capital of the Corporation for financial statement purposes at second quarter end 1995 was $57.7 million. This amount compares to $45.4 million at June 30, 1994, an increase of $12.3 million, or 27.1%. Almost all of the increase was attributable to retained earnings.

Under the rules referred to above, banks and holding companies are required to maintain a minimum "leverage" ratio (primary capital ratio) of core capital (which excludes the allowance for loan losses) to total average assets for the current quarter. For the most highly rated holding companies, this ratio must be at least 3 percent, and for others, it must be 4 or 5 percent. At June 30, 1995, the Corporation's leverage ratio was 8.56%, compared to 7.54% at quarter end 1994. In addition, holding companies are required to meet minimum risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholder's equity, less goodwill and some intangibles, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 10.34% and 11.60% at June 30, 1995, and 9.03% and 10.29% at June 30, 1994.

Management constantly monitors the level of capital of the Corporation, and believes that capital is adequate to meet present needs. As an ongoing process, management considers, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        No material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 19, 1995, the annual meeting of shareholders was held at the Everett Golf and Country Club, Everett, Washington. At that meeting, shareholders were asked to vote for the election of Directors. Of 6,302,300 shares outstanding and authorized to vote, 4,971,698 were represented in person or by proxy. There were proxies representing 4,630,740 shares, and there were persons in attendance representing 340,958 shares. 78.9% of the total outstanding shares were represented at the meeting. Each incumbent Director was re-elected as shown below with the affirmative votes cast for each Director indicated next to their name.

        Robert J. Dickson                4,969,300                 J. Donald Regan          4,969,300
        David A. Dujardin                4,969,300                 Roger L. Rice            4,967,006
        Edward E. Hansen                 4,967,907                 Clark I. Ricketts        4,961,903
        William H. Lucas                 4,956,458                 Roy A. Robinson          4,968,868
        James H. Mulligan                4,969,291                 William J. Robinson      4,946,102
        Alwyn L. Nelson                  4,851,874                 Edward C. Rubatino       4,968,912
        Edward J. Novack                 4,969,300                 Arthur W. Skotdal        4,953,367

        At the same meeting, shareholders were asked to approve a proposal by the Board of Directors to increase the number of authorized shares from 10,000,000, no par value, to 20,000,000, no par value. The shareholders approved the proposal by voting 4,859,411, or 77.1% in favor; 87,335, or 1.4% against; and 24,952, or .4% abstained.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) (11)  Computation of earnings per share is attached as Exhibit II
            (27)  Financial Data Schedule

        (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended June 30, 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRONTIER FINANCIAL CORPORATION



Date:        August 7, 1995            /s/ James F. Felicetty
      ---------------------------      -------------------------------------
                                       James F. Felicetty
                                       Secretary/Treasurer