Form 10-Q
period 1995-09-30
FRONTIER FINANCIAL CORP /WA/
filed 1995-11-07
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter ended September 30, 1995
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Washington                                                            91-1223535
(State or Other Jurisdiction of                                       (IRS Employer Identification
Incorporation or Organization)                                                    Number)

                            332 SW Everett Mall Way
                                 P. O. Box 2215
                           Everett, Washington  98203
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

The issuer has one class of common stock (no par value) with 6,309,833 shares outstanding as of September 30, 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 1995


PART I - Financial Information                                                                 Page
    Item 1.  Financial Statements.

             Consolidated Balance Sheet - September 30, 1995
             and Year End 1994.                                                                  1


             Consolidated Statement of Income - Three and Nine Months
             Ended September 30, 1995 and 1994.                                                  2

             Consolidated Statement of Cash Flows - Nine Months
             Ended September 30, 1995 and 1994.                                                 3-4

             Statement of Changes in Stockholder's Equity -
             September 30, 1995                                                                  5

             Notes                                                                              6-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation.                                                         9-16

PART II - Other Information

    Item 1.  Legal Proceedings.                                                                 17

    Item 4.  Submission of Matters to a Vote of Security Holders.                               17

    Item 5.  Other Information.                                                                 17

    Item 6.  Exhibits and Reports on Form 8-K.                                                  17

             Signature                                                                          18

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)

                                                                           (In thousands)
                                                                      September 3  December 31,
ASSETS                                                                   1995          1994
                                                                      -----------  ------------
Cash & Balances Due from Depositary Institutions                        $ 25,328     $ 22,081
Securities: (Note 2)
  Available for Sale-Market Value                                         52,891       42,278
  Held to Maturity-Amortized Cost (Market Value 12-31-94, $89,200)        87,681       94,048
                                                                        --------     --------
        Total Securities                                                 140,572      136,326
Federal Funds Sold                                                        63,320        1,120
Loans: (Note 3)
  Loans, Net of Unearned Income                                          494,063      470,512
  Less:  Allowance for Loan Losses                                       (13,155)     (10,410)
                                                                        --------     --------
        Net Loans                                                        480,908      460,102
  Mortgage Loans Held for Sale                                               685
Premises & Equipment, Net                                                 11,903       11,845
Other Real Estate Owned                                                      687        1,118
Intangible assets                                                            493          550
Other Assets                                                               9,151        9,426
                                                                        --------     --------
        TOTAL ASSETS                                                    $733,047     $642,568
                                                                        ========     ========
LIABILITIES

Deposits:
  Non-Interest Bearing                                                   $80,228      $71,754
  Interest Bearing                                                       563,923      467,849
                                                                        --------     --------
        Total Deposits                                                   644,151      539,603
Federal Funds Purchased                                                    1,300        9,615
Securities sold under repurchase agreements                                4,205            0
Federal Home Loan Bank advances                                           15,000       37,500
Long-term debt                                                               173          565
Other Liabilities                                                          7,115        4,826
                                                                        --------     --------
        TOTAL LIABILITIES                                                671,944      592,109
                                                                        --------     --------
EQUITY CAPITAL (Note 4)

Common Stock                                                              44,008       43,917
Unrealized Gains/(Losses) on AFS Securities
        Net of Tax effect(Note 2)                                           (111)      (1,179)
Retained Earnings                                                         17,206        7,721
                                                                        --------     --------
        TOTAL CAPITAL                                                     61,103       50,459
                                                                        --------     --------
        TOTAL LIABILITIES & CAPITAL                                     $733,047     $642,568
                                                                        ========     ========


The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             -------------------   ------------------
                                                             Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                                               1995       1994       1995       1994
                                                              -------   -------     -------   --------
INTEREST INCOME
  Interest & Fees on Loans                                    $13,217    $11,339    $38,787    $31,331
  Interest on Investments                                       3,043      2,314      7,844      7,129
                                                              -------    -------    -------    -------
        Total Interest Income                                  16,260     13,653     46,631     38,460
                                                              -------    -------    -------    -------
INTEREST EXPENSE
  Interest on Deposits                                          7,667      4,742     20,200     13,662
  Interest on Borrowed Funds                                      228        585      1,195      1,180
                                                              -------     ------    -------    -------
        Total Interest Expense                                  7,895      5,327     21,395     14,842
                                                              -------     ------    -------    -------
Net Interest Income                                             8,365      8,326     25,236     23,618
                                                              -------     ------    -------   --------
PROVISION FOR LOAN LOSSES                                        (325)      (950)    (1,175)    (2,650)

NONINTEREST INCOME
  Securities Gains/(Losses)                                         0       (191)        (4)      (193)
  Service Charges on Deposit Accounts                             382        406      1,192      1,164
  Other Noninterest Income                                        509        315      1,373      1,344
                                                              -------     ------    -------   --------
        Total Noninterest Income                                  891        530      2,561      2,315

NONINTEREST EXPENSE
  Salaries & Employee Benefits                                  2,406      2,347      7,367      6,858
  Occupancy Expense                                               566        455      1,694      1,637
  Other Noninterest Expense                                       777        995      3,563      3,650
                                                              -------    -------    -------    -------
        Total Noninterest Expense                               3,749      3,797     12,624     12,145

INCOME BEFORE INCOME TAX                                        5,182      4,109     13,998     11,138
                                                              -------    -------    -------    -------
APPLICABLE INCOME TAX                                          (1,748)    (1,308)    (4,513)    (3,554)

        NET INCOME                                             $3,434     $2,801     $9,485     $7,584
                                                              =======    =======    =======    =======
Average Number of Shares Outstanding
  for the Period                                            6,304,498  6,279,240  6,304,498  6,279,240

PER SHARE COMMON STOCK                                          $0.54      $0.45      $1.50      $1.21
                                                              =======    =======    =======    =======





The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
(Unaudited)

                                                                     (In thousands)
                                                                    NINE MONTHS ENDED
                                                       -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                   September 30, 1995     September 30, 1994
                                                       ------------------     ------------------
Net Income                                                  $   9,485             $   7,584
Adjustments to reconcile net income to net
  cash provided by operating activities
        Depreciation and amortization                             710                   831
        Provision for loan losses                               1,175                 2,650
        Provision for losses on ORE                                                       5
        Increase in income taxes payable                         (119)                 (364)
        Deferred taxes                                                                 (100)
        Decrease in interest receivable                          (692)                 (551)
        Increase(Decrease) in interest payable                  1,583                   480
        Loss on sale of HTM securities                             (4)                 (193)
        Loans originated for sale                             (13,198)              (13,310)
        Proceeds from sale of loans                            12,513                14,256
        Other operating activities                              1,472                    98
                                                            ---------              --------
Net cash provided by operating activities                      12,925                11,386
                                                            ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                            (62,200)                    0
Proceeds from sales of HTM securities                              88                 6,821
Proceeds from maturities of investments                        10,763                 8,724
Purchase of AFS securities                                    (12,365)               (7,935)
Purchase of HTM securities                                       (713)                    0
Net cash flows from loan activities                           (23,359)              (82,205)
Purchases of premises and equipment                              (368)                 (479)
Proceeds from the sale of other real estate                     1,325                   532
Cash invested in other real estate                               (101)                    0
Other investing activities                                                              (83)
                                                             --------              --------
Net cash used by investing activities                         (86,930)              (74,625)
                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit accounts                         (40,870)              (14,277)
Net change in certificates of deposit                         145,418                40,104
Proceeds from issuance of stock                                    91                    89
Principal payments on long term debt                             (779)                 (242)
Advances from FHLB                                                  0                30,000
Repayment of FHLB advances                                    (22,500)                    0
Net change in Federal Funds purchased                          (4,110)                5,990
Other financing activities                                          2                     0
                                                             --------              --------
Net cash provided by financing activities                      77,252                61,664
                                                             --------              --------

(Continued on next page)                       -3-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)

                                                                     (In thousands)
                                                                    NINE MONTHS ENDED
                                                       -----------------------------------------
                                                       September 30, 1995     September 30, 1994
                                                       ------------------     ------------------
INCREASE IN CASH AND DUE FROM BANKS                            $3,247               ($1,575)

CASH & DUE FROM BANKS AT BEGINNING
        OF YEAR                                                22,081                23,440
                                                              -------               -------
CASH AND DUE FROM BANKS AT END
        OF PERIOD                                             $25,328               $21,865
                                                              =======               =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                        $19,784               $14,316
Cash paid during the year for income taxes                      4,630                 3,880
Real estate taken as settlement for loan
  obligations                                                     883                   187
Real estate taken as settlement for loan
  obligations - financed by bank                                  $90                    $0




The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
(Unaudited)


(In thousands, except for number of shares)
                                               Common Stock                        Net Unrealized
                                         ------------------------     Retained     Gains (Losses)
                                          Shares           Amount     Earnings     On Securities     Total
                                         ---------         ------     --------     -------------     ------
Balance, December 31, 1992               1,144,898         27,974       5,283                        33,257
                                         =========         ======       =====         ======         ======
Net Income for 1993                                                     7,746                         7,746

Stock Options Exercised                     10,377            138                                       138

Stock Dividend                             114,557          6,540      (6,540)

Fractional Shares Purchased (Net)              441             26                                        26

Three-For-One Split                      2,529,204
                                         ---------         ------       -----         ------         ------
Balance, December 31, 1993               3,799,477         34,678       6,489                        41,167
                                         =========         ======       =====         ======         ======
Adoption of SFAS No. 115                                                              $1,143          1,143

Net Income for 1994                                                    10,360                        10,360

Stock Options Exercised                     16,100             96                                       96

Stock Dividend                             380,295          9,128      (9,128)

Fractional Shares Purchased                    563             15                                       15

Valuation of Available For Sale
  Securities                                                                         (2,322)        (2,322)
                                         ---------         ------       -----         ------         ------
Balance, December 31, 1994               4,196,435         43,917       7,721         (1,179)        50,459
                                         =========         ======       =====         ======         ======
Net Income for the first
   nine months of 1995                                                  9,485                         9,485

Stock Options Exercised                     12,399             83                                        83

Three-for-two Stock Split                2,100,650

Fractional Shares Purchased                    349              8                                         8

Valuation of Available for Sale
  Securities                                                                           1,068          1,068
                                         ---------        -------     -------         ------        -------
Balance, September 30, 1995              6,309,833        $44,008     $17,206          ($111)       $61,103
                                         =========        =======     =======         ======        =======




The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for year-end December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on Form 10-K for the year ended December 31, 1994.

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

             At September 30, 1995, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - (Continued)

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 1995:


         AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

        (In thousands)                   Amortized    Gross Unreal-    Gross Unrea-   Aggregate
                                            Cost       ized Gains      ized Losses    Fair Value
                                         ---------    -------------    ------------   ----------
AFS SECURITIES:
        Equities                          $  7,412                                     $  7,412
        U.S. Treasuries                      2,507           61                           2,568
        U.S. Agencies                       27,115          219             (364)        26,970
        Corporate securities                16,027          142             (228)        15,941
                                          --------       ------          -------       --------
                                            53,061          422             (592)        52,891

HTM SECURITIES:
        U.S. Treasuries                        252           12                             264
        U.S. Agencies                       16,965           64             (211)        16,818
        Municipal securities                31,967        1,129             (114)        32,982
        Corporate securities                38,025          458             (439)        38,044
        Mortgage Backed Securi                 472           20               (3)           489
                                          --------       ------          -------       --------
             Totals                       $ 87,681       $1,683            ($767)      $ 88,597
                                          --------       ------          -------       --------
             Totals                       $140,742       $2,105          ($1,359)      $141,488
                                          ========       ======          =======       ========



                        MATURITY SCHEDULE OF SECURITIES

                                        Available For Sale          Held To Maturity
                                      ----------------------     ----------------------
                                      Amortized        Fair      Amortized        Fair
             MATURITY  *                 Cost         Value         Cost         Value
                                       -------       -------      -------       -------
             0-1 Yr                    $10,018       $10,024      $ 8,085       $ 8,059
             1-5 Yrs                    29,637        29,483       15,899        16,016
             5-10 Yrs                   13,406        13,384       44,666        45,074
             Over 10 Yrs                                           19,031        19,448
                                       -------       -------      -------       -------
                                       $53,061       $52,891      $87,681       $88,597
                                       =======       =======      =======       =======


             * Contractural maturity.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - (Continued)


                       CHANGES IN AFS AND HTM SECURITIES

        For the Quarter Ended September 30, 1995:

        AFS SECURITIES
        Proceeds From Sales                                                   $0
        Gross Realized Gains
        Gross Realized Losses
        Gross Gains & Losses Included In Earnings From
             Transfers To The Trading Category
        Net Change In Unrealized Holding Gains Or
             Losses Included In The Separate
             Component of Equity Capital                                    ($43)

        HTM SECURITIES
        Sales Or Transfers From this Category                                 $0

NOTE 3. LOANS
        The following is an analysis of the loan portfolio by major type of loans:

                                                       September 30, 1995       Dec 31, 1994*
                                                       ------------------       -------------
        Commercial                                           $126,731              $121,623
        Real Estate:
             Commercial                                       168,545               152,439
             Construction                                      93,961               101,473
             Residential                                       89,977                79,614
        Instalment                                             19,243                18,935
                                                             --------              --------
                                                              498,457               474,084
        Unearned Fee Income                                    (3,709)               (3,572)
                                                             --------              --------
             Total Loans                                     $494,748              $470,512
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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of the Corporation reached a new high in the third quarter of 1995. Net income was $3.4 million versus $2.8 million for the third quarter of 1994, or up 25.1%. The reasons for the results in 1995 were due to a reduction in the provision for loan losses, reflecting good loan quality, and an increase in noninterest income of $.4 million, or 68.1% over the same period in 1994. This marks the forty-seventh consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the third quarter of 1994, unless otherwise stated.

Annualized return on average assets (ROA) was 1.92% in 1995, and 1.79% in 1994. Annualized return on average stockholder's equity (ROE) in 1995 was 22.9%, as compared to 23.4% in 1994. Earnings per share were $.54 for 1995, and $.45 for 1994. Earnings per share have been adjusted for the three-for-two stock split paid on March 20, 1995.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The lending and other activities of Frontier are located in Snohomish County, Washington, but also include the northern part of King County, Washington. The major city in Snohomish County is Everett, and the major city in King County is Seattle, the largest city in the state. An important segment of the Snohomish County economy is the Boeing Company, which has its 747 and 777 assembly plant in Everett. Boeing also has other assembly plants and facilities in the Puget Sound area. In 1994, Boeing completed a workforce reduction of 19% which began in 1993. Since that time, there has been an announcement that Boeing will continue its workforce reductions, which may effect 12,000 additional personnel, of which 6,300-6,500 early retirements are included. No specifics have been released regarding which assembly plants will be affected, or to what degree. However, since the first quarter of 1995, management has noted a decline in the number of loan applications in 1995. For example, in 1994, loan demand was brisk for the first nine months of the year, increasing $80.0 million, while slowing in the first nine months of 1995 to $24.2 million or 5.2%. Perhaps this is some indication of the effect of past reductions on the local economy. Management responded to this trend, and placed increased emphasis on loan development beginning in the first quarter of 1995. However, on the positive side, Boeing has certified the new 777 and has a large backlog. Another positive side of the local economy is that the Everett Naval Base which began operations in spring of 1994. An aircraft carrier group has been assigned to the base, scheduled for arrival in 1996. Management remains cautiously optimistic regarding the future.

BALANCE SHEET

Below are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

Period ended September 30,                  1995               1994     $ Change     % Change
--------------------------                --------           --------   --------     --------
Loans                                     $494,748           $450,641    $44,107        9.8%
Investments                         *      140,572            143,292     (2,720)      -1.9%
Federal Funds Sold                          63,320                  0     63,320         NM
Total Assets                              $733,047           $627,979   $105,068       16.7%

* Shown at amortized cost.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

Period ended September 30,                  1995               1994     $ Change     % Change
--------------------------                 -------            -------   --------     --------
Noninterest bearing deposits               $80,228            $75,997     $4,231        5.6%
Interest bearing deposits                  563,923            456,271    107,652       23.6%
Total deposits                             644,151            532,268    111,883       21.0%
Federal Funds purchased                      1,300             12,030    (10,730)        NM
Long-term debt                              15,173             31,078    (15,905)     -51.2%
Capital                                    $61,103            $48,032    $13,071       27.2%

A trend that began in the second quarter of 1994 continues into 1995. The financing of asset growth relies on time certificates of deposit (CD's), rather than core deposits (NOW, Money Market and Savings) and borrowed funds. Over the last year, all deposit account totals decreased except for CD's and noninterest bearing deposits. NOW and Money Market accounts decreased $4.3 million, or 5.8% and Savings accounts (previously the main funding source) decreased $66.4 million, or 31.2%. On the other hand, CD's increased $178.4 million, or 105.7%. This change in deposit acquisition mix was planned by management. Prior to the second quarter of 1994, assets were funded mainly with core deposits, rather than CD's. However, after that time, general interest rates began to increase, and the rates on CD's were increased to a level which was more attractive than the rates paid on core deposits. As a result, depositors began shifting into CD's. This increased the cost of funds to the Corporation, but also extended the duration of the deposit life to better match the assets. During the first nine months of 1995, while deposits continue to increase, loan demand has not been sufficient to absorb the excess liquidity. Therefore, federal funds sold has increased over $63 million during this period. However, the rise in interest rates have also prompted rate increases on the asset side of the balance sheet and, as a result, the net interest margin (NIM), which is net interest income as an annualized percent of total average quarterly assets, of the Corporation increased in 1994. However, in the first quarter of 1995, general interest rates leveled off, and the NIM began slowly declining. Management estimates that the decline in the net interest margin will continue as the lag effect of repricing liabilities catches up with assets.

To demonstrate the pressure on the NIM, the yield on earning assets in 1995 increased .28%, from 9.34% in 1994 to 9.62% in 1995. The cost of interest bearing liabilities increased 1.27%, from a 4.21% in 1994 to a 5.48% in 1995. Management responded by reducing the rates paid on deposit accounts during the second and third quarters. Additionally, management will place increased emphasis on further reducing overhead costs and increasing other non-interest income. Please see below for a further discussion.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income - (Continued)

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on "taxable equivalent" amounts at a 34% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed below.)
Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:


                                                                    (In thousands)
Quarter ended September 30,                 1995               1994     $ Change    % Change
---------------------------               --------           --------   --------    ---------
Loans                                     $485,364           $442,781    $42,583        9.6%
Investments                         *      136,229            147,627    (11,398)      -7.7%
Federal Funds Sold                          60,023              1,173     58,850         NM
Total Earning Assets                       681,616            591,581     90,035       15.2%
                                          --------           --------     ------     ------
Total Assets                               714,641            626,913     87,728       14.0%

Noninterest bearing deposits                75,447             73,266      2,181        3.0%
Interest bearing deposits                  554,810            456,187     98,623       21.6%
                                          --------           --------    -------     ------
Total deposits                             630,257            529,453    100,804       19.0%
Fed Funds purchased                          1,384             14,963    (13,579)     -90.8%
Long-term Debt                              15,338             29,655    (14,317)     -48.3%
Capital                                     59,893             47,966     11,927       24.9%

Total interest income                       16,521             13,932      2,589       18.6%
Total interest expense                       7,895              5,312      2,583       48.6%
Net Interest Income                         $8,626             $8,620         $6        0.1%

*  Shown at amortized cost.

In 1995, average earning assets as a percent of total average assets were 95.4%, and 94.4% in 1994. This ratio indicates how efficiently assets are being utilized. Average loans were 67.9% and 70.6% respectively. Investments as a percent of average assets for the same periods were 19.1% as compared to 23.5%. This decline in the investment portfolio over the last year was planned by management as funds from all maturities and calls were designated, initially, for the loan portfolio growth. However, these funds were directed to federal funds sold due to decreased loan demand during the first and second quarters. In the third quarter of 1995, management has began diverting funds from federal funds sold, into the investment portfolio to take advantage of higher yields.

On a tax equivalent basis, net interest income was $8.6 million in 1995, versus $8.6 million in 1994. A small increase of $6 thousand was recorded.

The spread between the yield on earning assets and rates paid on interest-bearing liabilities decreased in both the third quarter and the first nine months of the year as compared with the same period in 1994 as the cost of funds and other borrowings increased at a faster rate than loan and investment yields.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income - (Continued)

The annualized NIM in 1995 was 4.82%, and 5.50% in 1994.

During the third quarter, both interest income and expense increased $2.6 million.

The increase in the average balance of earning assets increased interest income by $1.5 million, and an increase in interest rates increased interest income by $1.1 million, for a net increase of $2.6 million.

The yield on loans increased from 10.16% in 1994 to 10.81% in 1995. Real estate construction loans had the largest increase from 11.58% to 13.12%. The yield on Investments increased from 6.92% in 1994 to 7.08% in 1995, and the yield on Fed Funds sold increased from 4.66% in 1994 to 5.72% in 1995.

The increase in the average balance and rates of interest bearing liabilities each increased interest expense by $1.3 for a total increase of $2.6 million.

The cost of NOW and money market accounts went from 2.62% in 1994, to 3.29% in 1995. Savings account costs increased from 3.79% in 1994 to 4.18% in 1995, and time cd's increased in cost from 5.33% in 1994 to 6.48% in 1995. Short term borrowings increased to 5.42% from 4.80%, and long term debt cost was 5.22% in 1994 and 5.30% in 1995. The cost of total interest-bearing liabilities increased from 4.21% in 1994 to 5.48% in 1995.

NONINTEREST INCOME AND EXPENSE

Noninterest income increased in the third quarter to $891 thousand, up from $530 thousand a year earlier. The main reason for the increase was securities losses taken in 1994 of $191 thousand, while no losses were taken in 1995. The decrease in service charges in 1995 as compared to 1994 is reflective of depositors maintaining larger account balances to avoid service charges. The number of deposit accounts increased 13.4% over the last year, while service charge income decreased $24 thousand, or 5.9%. The increase in the remaining other noninterest income of $194 thousand, or 61.6%, is, for the most part, attributable to non-recurring miscellaneous income of $98 thousand and trust department fee income.

Trust department fees increased from $116 thousand to $149 thousand, or 28.4%, and the market value of trust assets at quarter end 1995 was $101.3 million, as compared to $71.0 million for the prior year, or an increase of 42.7%.

Total noninterest expenses decreased $48 thousand, or 1.3% in 1995. Salaries and Employee Benefits increased to $2.4 million, or 2.5%, from $2.3 million in 1994. Salaries, alone, increased $117 thousand to $1.9 million, or 6.5% from $1.8 million a year ago. Employee benefits decreased $58 thousand to $.5 million, or 10.4% from $.6 million a year ago. The increase in salaries was due an increase in staff over the year of 1.5%, and merit raises. The employee benefits decrease of $58 thousand was attributable to a decrease in the profit sharing reserve of $33 thousand, and an increase in deferred personnel costs associated with loan fee recognition. Occupancy expense increased $111 thousand, or 24.4% during the period. Approximately 39% of occupancy expense is depreciation which decreased from $224 thousand in 1994 to $219 thousand in 1995, or 2.2%. The remaining increase in occupancy expense was attributable to higher office rental and maintenance expense. Other expense decreased $218 thousand, or 22.0%, from a year earlier. The decrease was mainly attributable to a one-time refund of $353 thousand for FDIC insurance premiums. Without this refund, other expenses would have been up $135 thousand,

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Noninterest Income and Expense - (Continued)

or 13.6% over the previous year. Increases in this category were marketing, up $13 thousand; telephone and postage, up $27 thousand; legal fees, up $36 thousand, and annual donations, up $42 thousand.

LOANS

NON-PERFORMING ASSETS

Non-performing assets are summarized as follows:

                                                                           (In thousands)
Period Ended September 30,                                                 1995       1994
--------------------------                                                ------     ------
Non-accruing loans                                                        $1,997     $2,643
Loans past due 90 days or more and
  still accruing                                                             124          0
Restructured loans                                                           136        128
Other real estate owned                                                      687        880
                                                                        --------   --------
        Total non-performing loans                                        $2,944     $3,651
                                                                        ========   ========
Total loans at end of period                                            $494,748   $450,641
                                                                        --------   --------
As a percent of total loans outstanding                                     0.60%      0.81%
                                                                            ====       ====

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned is comprised of two average value home foreclosures out of construction loans, one older home, and two separate land parcels of a commercial nature. As of September 30, 1995, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $82.9 million in 1995, or 16.5% of total loans, and $89.5 million in 1994, or 19.6% of total loans. Many years ago, management established a real estate loan committee which meets quarterly to review the economic conditions and building industry trends. As a result, there have been very limited losses on these types of loans. Also, some slowdown in construction lending has been noted in the last three quarters, reflecting a cooling of the local economy.

At September 30, 1995 and 1994, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Allowance for Possible Loan Losses

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended September 30, 1995, the allowance for possible loan losses increased to $13.2 million, or 2.66% of total loans, from $9.3 million, or 2.07% of total loans in 1994. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

In determining the adequacy of the allowance, management considers numerous factors, including the continuing level of non-performing loans, credit concentrations, and economic conditions. Real estate values continue to be stable and show modest rates of appreciation, but a worsening of the economy in Frontier's market area could negatively affect loan performance and underlying collateral values. The current level of reserves is deemed to be adequate for the present conditions, the type of lending undertaken, and provides for some unforeseen contingencies as well.

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

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 1995 and 1994. This discussion addresses those periods of time.

Net cash provided by operating activities in 1995 totaled $12.9 million as compared to $11.4 million in 1994. The largest component providing net cash was income of $9.5 million in 1995 and $7.6 million in 1994.

Real estate secondary market loans originated for sale in 1995 were down only slightly, $112 thousand, from the same period in 1994. This is a change in the trend which began in 1993 when secondary market loans were declining substantially due to increasing long-term interest rates. While the 1995 year-to-date cash flows from this function compares favorably with 1994, the loan originations in 1994 were down substantially from the prior year.

Net cash flows from investing activities of $82.2 million in 1994 was used for the loan portfolio, and approximately one-half of the cash flows from maturing and sales of investments was reinvested back in the investment portfolio. In 1995, the loan portfolio has required only $23.4 million in funding due to decreased demand and qualified applicants, and the excess of $62.2 million from deposit acquisition went into federal funds sold.

In 1994, all the financing of loan activities came from the acquisition of a mix of CD's, fed funds purchased and advances from the FHLB, providing a total of $76.1 million. Noninterest bearing and interest bearing demand deposits and savings accounts (core deposits) declined $14.3 million in 1994. The mix of the funding has changed, somewhat, in 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity - (Continued)

In 1995, core deposits decreased by $40.9 million and CD's increased by $145.4 million. With the excess liquidity provided by the increase in CD's in 1995, the Corporation was able to repay FHLB advances of $22.5 million, and fed funds purchased of $4.1 million.

Management has many sources of liquidity, such as, the sale of AFS securities, additional borrowings from the FHLB, participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. Additionally, treasury and agency securities in the HTM securities portfolio are subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

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

At the end of the third quarter of 1994, the gap of the Corporation was a negative (27.8%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that increasing general interest rates would decrease the NIM. Interest rates did increase over the past year, and the NIM decreased from 5.50% to 4.82% at the end of September 1995. At the end of September 1995, the gap was a negative (15.7%) of earning assets. In the second and third quarters of 1995, management responded to the reduction in the NIM by reducing rates paid on liabilities, and continued emphasis on overhead cost containment.

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

Consolidated capital of the Corporation for financial statement purposes at third quarter end 1995 was $61.1 million. This amount compares to $48.0 million at September 30, 1994, an increase of $13.1 million, or 21.4%. Almost all of the increase was attributable to retained earnings.

Under the rules referred to above, banks and holding companies are required to maintain a minimum "leverage" ratio (primary capital ratio) of core capital (which excludes the allowance for loan losses) to total average assets for the current quarter. For the most highly rated holding companies, this ratio must be at least 3 percent, and for others, it must be 4 or 5 percent. At September 30, 1995, the Corporation's leverage ratio was 8.51%, compared to 7.79% at quarter end 1994. In addition, holding companies are required to meet minimum risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholder's equity, less goodwill and some intangibles, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 10.27% and 11.53% at September 30, 1995, and 9.62% and 10.88% at September 30, 1994.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the third quarter of 1995.

Item 5. Other Information

        On July 2, 1993, the merger between Frontier Financial Corporation and Frontier Bank was consummated with The Bank of Northshore, located in Bothell and Woodinville, Washington, wherein the two branches of The Bank of Northshore were merged into Frontier Bank. At the time of the merger, The Bank of Northshore had $19.8 million in total assets, $14.4 million in loans, $18.2 million in total deposits, and $1.2 million in capital. These two branches are called the Bothell and Woodinville Offices of Frontier Bank. The merger was accounted for as a pooling-of-interest. 41,192 shares of common stock were issued pursuant to this transaction.

Item 6. Exhibits and Reports on Form 8-K

        (a) (11)  Computation of earnings per share is attached as Exhibit II
            (27)  Financial Data Schedule

        (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended September 30, 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FRONTIER FINANCIAL CORPORATION



Date:        November 6, 1995                          /s/ James F. Felicetty
                                                  ----------------------------
                                                   James F. Felicetty
                                                   Secretary/Treasurer