Form 10-K405
period 1995-12-31
FRONTIER FINANCIAL CORP /WA/
filed 1996-03-25
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-15540

                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

           Washington                                  91-1223535
(State or Other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                           Number)

                            332 S.W. Everett Mall Way
                                 P. O. Box 2215
                            Everett, Washington 98203

               (Address of Principal Executive Office) (Zip Code)

                                 (206) 514-0719

              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by nonaffiliates at December 31, 1995 was $146,745,365 based on the price at December 31, 1995.

The issuer has one class of common stock (no par value) with 6,326,260 shares outstanding as of February 29, 1996.

Documents Incorporated by Reference

Portions of Annual Report to Shareholders for the year ended:

December 31, 1995..................Part II
1996 Proxy Statement...............Part III

                                TABLE OF CONTENTS

                                                                           Annual
Item Number                                                             Shareholders'        Proxy
-----------                                             Form 10-K          Report          Statement
PART I                                                     Page             Page              Page
------                                                  ---------       -------------      ---------
     1      Business                                       1-5

            Statistical Disclosure Index                    6

     2      Properties                                    16-17

     3      Legal Proceedings                              18

     4      Submission of Matters to
            a Vote of Security Holders                     18

PART II

     5      Market for Registrant's Common
            Stock and Related Shareholder
            Matters                                                          30-31

     6      Selected Financial Data                        18

     7      Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                                        23-33

     8      Financial Statements and
            Supplementary Data                             19

     9      Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                           19

PART III

    10      Directors and Executive
            Officers of Frontier
            Financial Corporation                                                        3-6

    11      Executive Compensation                                                       6-8

    12      Security Ownership of Certain
            Beneficial Owners and
            Management                                                                     5

    13      Certain Relationships and
            Related Transactions                           22                 18           8

PART IV

    14      Exhibits, Financial Statement
            Schedules and Reports on
            Form 8-K                                       21

            Signatures                                     24


                                     PART I

ITEM 1 - BUSINESS

Frontier Financial Corporation (FFC) is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the Bank), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries; the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property and equipment to the Bank.

The Bank

The Bank is a state-chartered banking association with its principal office located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 1995, the Bank conducted its business operations out of 16 offices located in Snohomish and King Counties, of which four offices are located in Everett, one office each is located in Arlington, Snohomish, Smokey Point, Lake Stevens, Marysville, Lynnwood, Mill Creek, Edmonds, Stanwood, Bothell, Woodinville and Monroe.

Banking Services

The Bank provides a full range of consumer banking services including savings accounts, checking accounts, installment and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services. In addition to consumer oriented activities, the Bank maintains a strong commercial lending program, servicing businesses headquartered in the Bank's principal market area. At the end of 1983, the Bank began to offer a discount brokerage service to its customers. In September of 1984, the Bank opened its Real Estate Division, offering a broad range of home, construction and commercial long-term financing. The Trust Department opened for business in March of 1985. This department offers a full array of trust services to its customers. In May 1988, the Bank opened a Private Banking Office to give personal service to upscale customers. In August 1989, the Bank acquired, through a merger, three banking offices of Citizens Bank of Snohomish County, and a real estate origination department. In January 1991, the Bank opened an office in Mill Creek, providing a full range of consumer banking services.

In March 1991, the Bank opened an Insurance and Investment Center which markets annuities, life insurance products, and mutual funds to Bank customers and the general public. In July 1992, the Bank opened its Stanwood office. In November 1992, the Bank acquired through merger, Edmonds National Bank, which had one office. In July 1993, the Bank acquired through merger, The Bank of Northshore, which had two offices located in Bothell and Woodinville, King County, Washington. This merger marked the first time the Bank branched outside of Snohomish County. In June 1995, the Bank opened an office in Monroe, providing a full range of consumer banking services.

Employees

At December 31, 1995, the Bank had 281 full and part time employees. The Bank considers its relations with employees to be very good.

Competition

All phases of the Bank's activities are highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 1995, the Bank had total assets of $735.2 million and deposits of $641.2 million.

Supervision and Regulation

FFC, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the Act), as amended, and is registered with the Board of Governors of the Federal Reserve System. FFC is required to file quarterly reports with the Federal Reserve, and is subject to their examination.

The Act requires prior approval of the Board of Governors before acquiring substantially all the assets of, or direct or indirect ownership or control of, more than 5% of the voting shares of any bank.

The Act also prohibits the acquisition by a bank holding company of the assets or shares of a bank located outside the state in which the principal operations of the banking subsidiaries are conducted unless such acquisition is specifically authorized by the laws of the state in which the Bank to be acquired is located. The Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.

Under the Act, FFC is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, and from engaging in any business other than banking, except that FFC may engage in, and may own shares of companies engaged in certain businesses determined by the Board of Governors to be so closely related to banking so "as to be a proper incident thereto". Such related businesses include, by determination of the Board of Governors, the making or acquiring of loans or extensions of credit such as would be made by a mortgage, finance, credit card or factoring company; leasing of personal property where the leasing arrangements are functionally equivalent to extensions of credit; and acting as an insurance agent or broker of insurance directly related to extensions of credit of the Bank or other closely related businesses. The Act, however, prohibits tie-in arrangements in connection with the extension of credit or provision of services.

The Bank, as a state chartered bank, is subject to supervision, examination and regulation by the State Supervisor of Banking and the Federal Deposit Insurance Corporation (the FDIC). The deposits of the Bank are insured by the FDIC to the extent provided by law.

Various requirements and restrictions under the laws of the United States and the State of Washington affect the operations of the Bank. Federal regulations include requirements to maintain reserves against deposits, restrictions on interest which may be paid on business demand deposits, limitations on the nature and the amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments or other activities, limitations based on capital and surplus, and limitations on payments of dividends. The approval of the Supervisor is required to pay dividends which exceed the Bank's net profits for that year plus its retained net profits for the preceding two years. Federal law also restricts the amount which can be loaned to the Corporation or any of its nonbank subsidiaries to 10% of the Bank's capital stock and surplus, and restricts the total of such loans to 20% of the Bank's capital stock and surplus.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) became effective on August 9, 1989. Among other things, this far reaching legislation: 1) phased in significant increases in the FDIC insurance premiums by 1993; 2) created two deposit insurance pools within the FDIC, one to insure commercial and savings bank deposits and the other to insure savings associations deposits; 3) permitted bank holding companies to acquire healthy savings associations; 4) permitted commercial banks that meet certain housing related asset requirements to secure advances and other financial services from their local Federal Home Loan Bank; 5) created the Resolution Trust Corporation to pay the cost of resolving insolvent savings associations financed by the taxpayers and the savings associations; 6) restructured the federal regulatory agencies for savings associations; 7) required higher minimum capital levels for savings associations; and 8) has greatly enhanced the regulator's enforcement powers by removing procedural barriers, sharply increasing the civil and criminal penalties for violating statutes and regulations, and providing increased appropriations to the Justice Department to finance prosecutions for crimes against depository institutions.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA substantially revises the depository institution regulatory and funding provisions in the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, FDICIA requires the Federal Banking Regulators to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. The FDICIA created regulations establishing five capital tiers:
"Well Capitalized"; "Adequately Capitalized"; "Under-Capitalized"; "Significantly Under-Capitalized"; and "Critically Under-Capitalized". Under the regulations, a depository institution would be considered Well Capitalized if it maintains a leverage ratio of at least five percent and a risk-based Tier I capital ratio of at least six percent and a risk-based total capital ratio of at least ten percent, and is not otherwise designated to be in troubled condition. Also, a depository institution will be deemed Under-Capitalized if it fails to meet any applicable minimum capital measure; Significantly Under-Capitalized if it is significantly below such measure; and Critically Under-Capitalized if it fails to meet a level of tangible equity of two percent of total assets. If a depository institution is neither Well Capitalized nor Under-Capitalized, it will be considered Adequately Capitalized. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of dividends or payment of any management fee to its holding company, if the depository institution would thereafter be Under-Capitalized. Under-Capitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, Under-Capitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution holding company must guarantee the capital plan up to the amount equal to the lesser of five percent of the depository institution's assets at the time it becomes Under-Capitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The Federal Banking Agencies may not accept a capital plan without determining, among other things, if the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is Significantly Under-Capitalized.

Significantly Under-Capitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become Adequately Capitalized, requirements to reduce total assets, and the cessation of receipt of deposits from correspondent banks. Critically Under-Capitalized depository institutions are subject to employment of a receiver or a conservator.

The FDICIA also required the FDIC to revise its risk-based capital guidelines by June 19, 1993 to take into account interest rate risk, concentration of credit risk, and risk associated with nontraditional activities. It also required the guidelines to reflect the actual performance and expected risk of loss of multi-family mortgages. These provisions affect the capital standing of all institutions, and may result in a need for increased capital.

As of December 31, 1995, the Bank was Well Capitalized, and maintained a leverage ratio of 8.81%, a risk-based Tier I capital ratio of 11.07%, and a risk-based total capital ratio of 12.33%.

The Corporation's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and the Corporation is subject to the periodic reporting and proxy solicitation requirements, as well as other requirements of federal and state securities law.

Effect of Governmental Policies

The Bank is affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States Government and various agencies, particularly the Federal Reserve System. In its role of implementing its monetary policy, the Federal Reserve Board has the power to regulate the national supply of bank credit through such methods as open market operations in the United States Government securities markets, control of the discount rate on member bank borrowings, and establishment of reserve requirements against bank deposits. These means are used in varying combinations and have an influence over the growth of bank loans, investments, and deposits. They may also affect interest rates charged on loans or paid on deposits.

The nature and timing of future changes in monetary policies and their impact on the Bank are not predictable. As a consequence of extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by Federal legislation and regulations which may have the effect of increasing the cost of doing business or limiting permissible activities.

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease property and equipment to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation.

It is intended that future purchases of fixed assets will be made by FFP, Inc. The assets of FFP, Inc. as of December 31, 1995 are the premises and equipment of the Bank's Lynnwood, Stanwood, Administrative, Monroe, Smokey Point and Snohomish offices. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

                          STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

                                                                                          Annual
                                                                    Form 10-K             Report
                                                                       Page                Page
                                                                    ---------             -------
          I. Distribution of Assets, Liabilities
             and Stockholders' Equity; Interest
             Rates and Interest Differential:

             A.  Consolidated Average Balance
                   Sheets/Interest Income and
                   Expense/Rates                                                            32
             B.  Changes in Net Interest Income
                   and Expense due to Rate and                                              33
                   Volume

         II. Investment Portfolio:

             A.  Analysis of Investment Securities
                   at Year-end                                          7                   10
             B.  Maturity Distribution of Investment
                   Securities                                           7                   11

        III. Loan Portfolio:

             A.  Types of Loans                                         8                   12
             B.  Loan Maturities and Sensitivity to
                   Changes in Interest Rates                            8                 12 & 29
             C.  Impaired assets                                        9                   13
             D.  Credit Concentrations                                  14

         IV. Summary of Loan Loss Experience:

             A.  Analysis                                               12
             B.  Allocation of Allowance for Possible
                   Loan Losses                                          13

          V. Deposits:

             Average Interest and Noninterest
             Bearing Deposit Balances                                                       32

         VI. Return on Equity and Assets:

             Selected Financial Ratios                                  14

        VII. Borrowings                                                 15

Analysis of Investment Securities

The Aggregate amortized recorded values of investment securities at December 31 are as follows:

                                         1995             1994           1993
(In thousands)                      Amortized        Amortized      Amortized
                                         Cost             Cost           Cost
                                    -----------------------------------------
U.S. Treasury                        $  2,759         $  2,758       $  5,214
U.S. Agencies                          48,591           39,588         44,121
Municipal Bonds                        30,045           32,814         31,067
Corporate Bonds                        51,568           55,869         69,486
FHLB Stock                              7,542            7,083          1,621
Certificates of Deposit                 3,050               --             --
                                    -----------------------------------------
                       Totals        $143,555         $138,112       $151,509
                                    =========================================

Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 1995. Taxable equivalent values are used in calculating yields assuming a tax rate of 34%.

(In thousands)                                     After 1 Yr       After 5 Yrs                   Totals &
(Amortized cost used)              Within          But Within       But Within         After      Weighted
                                   1 Year/          5 Years/         10 Years/       10 Years/    Average
                                    Yield            Yield             Yield           Yield       Yield
                                 ---------------------------------------------------------------------------
U.S. Treasury                      $ 1,996          $   511                --          $   252    $  2,759
                                      7.63%            7.71%               --             7.16%       7.60%

U.S. Agencies                      $ 5,310           17,232             $25,720            329      48,591
                                      6.33%            5.99%               7.02%          8.86%       6.59%

Municipal Bonds                        116            1,125              15,951         12,854      30,046
                                      8.51%           10.53%               9.19%          8.50%       8.94%

Corporate Bonds                     10,261           17,845              23,461           --        51,567
                                      5.30%            6.29%               6.88%          --          6.37%

FHLB Stock                           7,542             --                  --             --         7,542
                                      6.44%            --                  --             --          6.44%

Certificates of Deposit              3,050             --                  --             --         3,050
                                      5.64%            --                  --             --          5.64%
                                 ---------------------------------------------------------------------------
                        TOTALS     $28,275          $36,713             $65,132        $13,435    $143,555
                                 ===========================================================================
                                      6.01%            6.30%               7.50%          8.48%       6.99%
                                 ===========================================================================

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                       1995         1994          1993      1992       1991
                                     ----         ----          ----      ----       ----
Commercial                         $126,914    $121,218      $118,871   $113,706   $ 91,727
Real Estate Commercial              171,590     151,829        89,430     67,130     50,066
Real Estate Construction             94,393      99,278        71,355     67,425     53,116
Real Estate Mortgage                 92,342      79,264        70,600     52,312     47,976
Installment                          19,749      18,923        19,350     20,247     20,568
                                   --------------------------------------------------------
                        TOTAL      $504,988    $470,512      $369,606   $320,820   $263,453
                                   ========================================================

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 1995. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                          Maturity
                                    -----------------------------------------------
(In thousands)                       Within           1 - 5       After
                                     1 Year           Years      5 Years     Total
                                    -----------------------------------------------
Commercial                          $ 67,068       $ 54,035     $ 6,136    $127,239
Real Estate Commercial                20,130        142,618       9,579     172,327
Real Estate Construction              62,442         34,121          76      96,639
Real Estate Mortgage                  18,750         72,975         986      92,711
Installment                            4,727          9,156       5,875      19,758
                                    -----------------------------------------------
                        TOTAL       $173,117       $312,905     $22,652    $508,674
                                    ===============================================

Loans maturing after one year with:

                                                      1 - 5      After
                                                      Years     5 Years
                                                     ------------------
                        Fixed Rates                  $247,932   $ 5,750

                        Variable Rates                 64,973    16,902
                                                     ------------------
                                         TOTAL       $312,905   $22,652
                                                     ==================

It is not uncommon to rollover loans at the maturity period, provided that the rate and terms of the loan conform to the current policy.

Loan Administration

The Bank provides revolving lines of credit to many of its borrowers. Such lines are approved by the Director's Loan Committee ("Loan Committee") or other administrative level committee or person if the amount exceeds the lending units authorized loan limit.

Credit Review personnel, under the direction of the Credit Administrator, examine the loan portfolio regularly. Reports are made by the Senior Vice-President/Credit Administrator to senior management and the Loan Committee, and follow-up corrective action is monitored. Problem loan reports are prepared for management review on a regular basis.

Certain problem loans are placed on a nonaccrual basis in conformance with defined policy. The Loan Committee regularly reviews information reports on classified and delinquent loans. Comparative summaries of delinquent loans are also provided on a regular basis to senior management and to the Board of Directors.

Management closely monitors the adequacy of the loan loss reserve and an analysis is performed four times a year. The allowance is maintained at a level deemed sufficient to meet potential losses.

The reviews, examinations and actions described above are in addition to the periodic examinations by federal and state regulatory agencies, as well as the Bank's internal audit department and the Bank's outside public accounting firm.

Impaired Assets  (Previously referred to as Nonperforming Assets)

Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful, or when the loan becomes ninety
(90) days past due in principal or interest. When a loan is placed on a nonaccrual status, all interest previously accrued but not collected is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, or when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest on a regular basis.

The dollar amount of loans placed in nonaccrual or past due 90 days or more as a percentage of total loans was .87%, .57% and .44% for year-end 1995, 1994 and 1993 respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case. Others may continue payment as the borrower's financial situation improves. A very small amount represents federally insured loans. The rise at year end 1995 occurred primarily as a result of two particular borrowers which, together, constituted $4.0 million, or 91% of total nonaccruing loans. While these loans appear adequately secured by real estate, it was nonetheless felt prudent to place them in nonaccrual.

Management monitors these loans on a frequent basis and conducts aggressive collection efforts, unless constraints are placed on the Bank by the bankruptcy courts. These efforts are directed toward the best long-term results for the Bank, and to the extent reasonable, to the borrower as well.

Loans past due 90 days or more and nonaccruing loans on which the accrual of interest has been discontinued as of December 31st are as follows:

(In thousands)

                             1995       1994        1993        1992        1991
                             ----       ----        ----        ----        ----
Commercial               $    175   $    866    $    893    $  1,068    $    463
Real Estate                 4,228      1,736         721       1,028       1,796
Installment                    14         59          21          19           8
                         -------------------------------------------------------
         TOTAL           $  4,417   $  2,661    $  1,635    $  2,115    $  2,267
                         =======================================================
Total Loans at end
    of period            $504,988   $470,512    $369,606    $320,820    $263,453
                         =======================================================
As a percent of
    total loans              0.87%      0.57%       0.44%       0.66%       0.86%
                         =======================================================


There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)
At December 31,                      1995       1994        1993      1992        1991
---------------                      ----       ----        ----      ----        ----
Total interest income which
would have been recorded
during the period under
original terms of loans above        $501       $261        $203      $229        $338

Portion of interest
income included in
net income for the
period                               $378       $207         $98      $112        $106

Commitments for additional
funds related to loans
above                                 -0-        -0-         -0-       -0-         -0-

Restructured loans are those loans that had problems in the past, and a concession was made in the interest rate, principal amount, and/or the repayment schedule has been modified to the extent that there has been tangible impairment of value. These loans are monitored on a regular basis for performance.

The recorded value of restructured loans at year-end for the last five years was insignificant, and therefore not shown.

The Bank originates commercial, commercial real estate, mortgage and installment loans primarily in Snohomish and north King Counties. Loan growth in 1995 was at a somewhat slower pace than previous years. Total loans as of December 31, 1995 and 1994 were $505.0 and $470.5 million, respectively. The percent of the growth in net loans for year-end 1995 was 7.2%, or an addition of $34.0 million in net loans during 1995.

The area's economy is diversified with trade, high-tech, military and service industries. Military personnel assigned to the new Everett Naval facility began arriving in the later part of 1995, and it is expected that continuing increases in personnel will serve to further diversify and stabilize the local economy. While management estimates that the loan portfolio is reasonably diversified, the quality of the portfolio is related to the strength and stability of real estate values which are controlled by the local economy.

The Boeing Company continues to be one of the major employers in Snohomish County. The labor strike in the fourth quarter of 1995 slowed retail sales growth during the time, but it would appear that this slowing and concerns over the past downsizing at Boeing were somewhat mitigated by the increased diversification of the local economy. However, concern still persists regarding the employment stability of Boeing, and, accordingly, management will continue to exercise caution in the execution of the Bank's lending activities.

A concern on the national level is the continued negotiations on balancing the federal budget. The government shut downs in the last quarter 1995 combined with the uncertainty of reaching a compromise over the federal deficit may have adverse effects on the credit and equity markets, which could affect consumer and business confidence locally.

Other Real Estate Owned

As of December 31, 1995, the Bank had four parcels of other real estate owned
(OREO) on its books, which totaled $.6 million. One parcel is under a contingent earnest money agreement to purchase, and one other parcel is sold under the equivalent of the instalment sale method. The remaining two parcels are pending sale. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated costs to sell. No particular trends are noted at this time.


The table below shows the book value of OREO at December 31st:

(In thousands)                1995         1994       1993       1992      1991
                              ----         ----       ----       ----      ----
Other Real Estate Owned       $590       $1,118       $683     $1,139      $107

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years:

(In thousands)                       1995         1994          1993          1992         1991
                                     ----         ----          ----          ----         ----
Balance at beginning
of year                          $ 10,410     $  7,368      $  5,906      $  4,117      $ 3,498

Provision charged to
operating expense                   1,525        3,900         3,012         2,249          936

Deduct:
  Loans charged-off:

         Commercial                (1,250)      (1,111)       (1,886)       (1,556)        (439)
         Real Estate                 (875)        (879)         (290)         (390)
         Installment                  (87)        (100)          (93)          (56)         (75)
                                 --------------------------------------------------------------
  Total charged-off loans          (2,212)      (2,090)       (2,269)       (2,002)        (514)

  Less recoveries:
         Commercial                 1,245          613           500           222          159
         Real Estate                  901          557           151           157            9
         Installment                   28           62            68            53           29
                                 --------------------------------------------------------------
  Total recoveries                  2,174        1,232           719           432          197

Net charge-offs                       (38)        (858)       (1,550)       (1,570)        (317)

Allowance for possible loan
losses assumed in merger                                                     1,110
                                 --------------------------------------------------------------
Balance at end of year           $ 11,897     $ 10,410      $  7,368      $  5,906     $  4,117
                                 ==============================================================
Net total loans at
end of period                    $504,988     $470,512      $369,606      $320,820     $263,453

Daily average loans              $485,430     $426,344      $338,029      $284,239     $245,172

Ratio of net charged-off
loans during period to
average loans outstanding            0.01%        0.20%         0.46%         0.55%       0.13%
                                 =============================================================

It is the policy of Frontier Financial Corporation and its subsidiary to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business. The entire allowance for possible loan losses is available to absorb such charge-offs.

In the opinion of management, if a loan represents a long-term liquidation project, particularly when the liquidation is under the control of the bankruptcy courts, a decision may be made to write off the asset. Many charge-offs will ultimately have recoveries in full or significant part, and some are currently under repayment programs.

For fiscal year-end 1995, the Bank experienced the lowest level of net losses to average total loans in the last five years. This low level is attributed to the Bank's recoveries during 1995 of several significant charge-offs. All of the major dollar recoveries were from charge-offs that occurred in prior years.

As indicated by the chart showing the "Summary of Loan Loss Experience", the Bank has recovered a significant portion of its charged-off loans for fiscal years 1995 and 1994. The chart also indicates that the Bank's net charge-offs for fiscal years 1992 and 1993 were substantially higher. The higher level for those fiscal years is primarily attributed to loans acquired through acquisition.

Charged-off loans that continue to be actively pursued for collection as of fiscal year-end 1995, total $3.4 million. While additional recoveries are expected, the amounts and timing cannot be determined with certainty.

Based on certain characteristics of the portfolio, potential losses can be anticipated for major loan categories. In the following table, the allowance for possible loan losses at year-end, for the last five years, has been allocated among major loan categories based primarily on their historical net charge-off experience, along with consideration of factors such as quality, volume, anticipated economic conditions, and other business considerations.

(In thousands, except percents)

                           Loan                   Loan                  Loan                   Loan                   Loan
                 1995     Category     1994     Category     1993      Category     1992     Category      1991      Category
                Reserve   Percent    Reserve    Percent     Reserve    Percent     Reserve    Percent    Reserve     Percent
Commercial      $ 7,138     25.1%    $ 6,246      25.8%     $4,781       32.2%     $4,370      35.3%    $3,581        34.7%
Real Estate       4,283     71.0%      3,748      70.2%      2,425       62.6%      1,359      58.4%       412        57.5%
Installment         476      3.9%        416       4.0%        162        5.2%        177       6.3%       124         7.8%
                -------------------------------------------------------------------------------------------------------------
        TOTAL   $11,897    100.0%    $10,410     100.0%     $7,368      100.0%     $5,906     100.0%    $4,117       100.0%
                =============================================================================================================

Historical net charge-offs are not necessarily accurate indicators of future losses since net charge-offs vary from period to period due to economic conditions and other factors that cannot be accurately predicted. Thus, an evaluation based on historical loss experience of individual loan categories is only one of many factors considered by management in evaluating the adequacy of the overall allocation, and in determining the amount of the provision for possible loan losses. Other factors are the continuing level of nonperforming loans, credit concentrations, and uncertain economic conditions. At December 31, 1995, based on current economic conditions, the total of the allocation for possible loan losses is, in management's opinion, adequate to provide for future losses. However, a worsening of the economy in the Bank's market area could negatively affect loan performance and underlying collateral values. The full impact of such a trend on the condition of the Bank cannot be estimated.

Credit Concentrations

At year-end 1995, 16.8% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in Snohomish and King Counties. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions, and the performance of borrowers in this industry. The chart below indicates the amount of those loans, and as a percent of total loans for the period:

At December 31,
(In thousands)                      1995        1994        1993        1992        1991
                                    ----        ----        ----        ----        ----
Construction                    $ 50,675    $ 55,551    $ 38,324    $ 34,399    $ 32,856
Land Development                  33,946      38,582      28,835      29,012      16,873
                                --------------------------------------------------------
               TOTAL            $ 84,621    $ 94,133    $ 67,159    $ 63,411    $ 49,729
                                ========================================================
Total Loans at end of period    $504,988    $470,512    $369,606    $320,820    $263,453
                                ========================================================
Construction and Land
Development loans as a
percent of total loans              16.8%       20.0%       18.2%       19.8%       18.9%
                                ========================================================

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 1995, 1994, and 1993 please refer to page 32 of Annual Report to Shareholders.

Maturities of time certificates of deposit over $100,000 at year end 1995, are shown below:

(In thousands)

3 months or less                        $29,667
Over 3 months through 6 months           18,932
6 months through 12 months               19,025
Over 12 months                           24,077
                                        -------
                       TOTAL            $91,701
                                        =======


Significant Financial Ratios

Ratios for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                            1995       1994      1993
                                            ----       ----      ----
Return on Average Assets                   1.82%      1.69%     1.50%
Return on Average Equity                  21.59%     22.21%    20.59%
Cash dividends paid/dividend payout         -0-        -0-       -0-
Average Equity to Average Assets           8.45%      7.63%     7.28%

Borrowings

Short-Term Borrowings                Weighted               Weighted                  Weighted
(In thousands)                        Average                Average                   Average
                                     Interest               Interest                  Interest
At December 31,              1995        Rate       1994        Rate          1993        Rate
                             ----    --------       ----    --------          ----    --------
Year-end balance:          $ 7,596       5.51%    $ 9,615        4.58%      $6,040       2.69%

Highest month end
balance during
the period:                $12,400                $34,000                   $6,040
                           -------                -------                   ------

For information regarding average balances and yields, please refer to page 32 of 1995 Annual Report to Shareholders.

Long-Term Debt

For detailed information relating to long term debt, please refer to Note 9, page 15, of 1995 Annual Report to Shareholders.

ITEM 2 - PROPERTIES

The Bank's Evergreen Way Office (previously the Main Office) is a two story building constructed in 1979, and owned by the Bank. This building has approximately 13,000 square feet, and is fully utilized by the Bank.

The Bank's first branch, the Downtown Everett Office, opened in 1980 in rented facilities at 2831 Wetmore Ave, was relocated in 1994 one block from its previous location. FFP, Inc. has entered into a long term lease with a director of the Bank who owns the property located at 2831 Colby Ave. The Bank utilizes 12,000 square feet, all of the main floor of the building.

The Bank owns the Arlington Office premises which consists of a single story building with approximately 3,000 square feet. Contiguous to the Arlington Office is a parcel of land on which five apartments are located. The Bank owns these apartments. The Arlington Office was acquired through merger with The Bank of Arlington in August, 1982. The Bank of Arlington had one office.

FFC owned the property previously occupied by the Trust Department, Private Banking, and the Insurance & Investment Center, located at 2612 Wetmore Avenue, Everett, Washington. In 1994, these departments combined operations in the new facility located at 2831 Colby with the Downtown Everett Office. The property at 2612 Wetmore has been disposed of. In September 1985, a drive-up facility was constructed on this site to serve the Downtown Everett community, and will remain in operation at the same location.

FFP owns property in Snohomish, which is rented by the Bank for its Snohomish Office. There are also eight apartments on the property. Currently a mobile banking facility is being utilized by the Bank. In the second quarter of 1996, the construction of a permanent building will begin which will occupy most all of the property. Completion is expected by September 1996. All of the new facility will be occupied by the Bank.

FFP, Inc. owns the property in Lynnwood, which is rented by the Bank for its Lynnwood Office. The office opened for business in June 1988, and has approximately 3,200 square feet. The office is located on Highway 99, which is heavily traveled.

The South Point Office of the Bank has been relocated approximately 100 yards from its previous location, and renamed the Main Office of the Bank. This office is now located on the ground floor of the financial center constructed in 1993 (please see next page).

The Bank acquired the Marysville Office by merger with Citizens Bank of Snohomish County in August 1989. This building has approximately 5,000 square feet, and is fully utilized by the Bank. On the same property are two buildings, which are presently rented to other business concerns. The Bank owns the land and the buildings.

The Smokey Point Office was also added to the branch network by the same merger in August 1989. This office was relocated within a few blocks of the original site in June 1995. FFP owns the land and building and leases it to the Bank. The office has 3,500 square feet and is fully utilized by the Bank.

The Bank also acquired its Lake Stevens Office by the same merger. The Bank owns the building, but leases the land from nonaffiliates. The building is a mobile facility type construction, and has 1,800 square feet, which is fully utilized by the Bank.

The Bank's Mill Creek Office is located approximately five miles east of Lynnwood, Washington. The office was opened in January 1991, and has 2,600 square feet, all being utilized by the Bank. The property and building are leased from nonaffiliates.

In July 1992, the Bank opened its Stanwood Office in leased quarters. In 1994, FFP constructed a new facility in the immediate area, on land purchased. The building has 3,500 square feet, and is fully utilized by the Bank.

In November 1992, the Bank acquired its Edmonds Office by merger with Edmonds National Bank. This building has approximately 11,300 square feet and is fully utilized by the Bank. The land is being leased by the Bank from nonaffiliates, but the Bank owns the building.

In May 1993, FFP completed construction of a financial center in south Everett, to house the Main Office of the Bank and the Executive Offices of the Corporation. The three story building has approximately 42,100 square feet and is fully utilized by the Bank and Corporation. The building houses all of the operations functions of the Bank, including the data processing center and the real estate loan center.

In July 1993, the Bank acquired the Bothell Office through merger with The Bank of Northshore. This office, previously the Main Office of the Bank of Northshore, has approximately 1,800 square feet, and is fully utilized by the Bank. Both the land and building are owned by the Bank.

The Bank acquired its Woodinville Office through the same merger. This office has approximately 1,300 square feet, and is one of three suites in an office building. The Bank is renting the office from nonaffiliates.

In 1994, FFP purchased property located at 201 West Main St. in Monroe, Washington. This property is leased to the Bank for its Monroe Office which was opened in June 1995. The building has 3,500 square feet, and is fully utilized by the Bank.

As of December 31, 1995, the Bank had sixteen branch offices, including the Main Office.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         Please see 1995 Annual Report to Shareholders, page 30 and 31.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands, except per share data)

                             FINANCIAL HIGHLIGHTS

                                                                                         % Change
AT YEAR END                        1995        1994        1993       1992       1991    1994-1995
                               -------------------------------------------------------------------
Total assets                   $735,183    $642,568    $558,043   $486,656   $380,446       14.4%
Net loans                       493,091     460,102     362,238    314,914    259,336        7.2%
Deposits                        641,218     539,603     506,538    448,818    349,532       18.8%
Long-term debt                      136         565         737      1,414      1,023      -75.9%
Investment securities           144,976     136,326     151,509     89,062     58,681        6.3%
Shareholders' equity             65,353      50,459      41,167     33,257     26,025       29.5%

FOR THE YEAR

Interest income                  63,086      52,945      44,324     40,251     34,483       19.2%
Interest expense                 29,347      20,639      17,782     18,938     18,496       42.2%
Securities gains(losses)           --          (355)       --           45         25         NM
Provision for loan losses         1,525       3,900       3,012      2,249        936      -60.9%
Net income                       12,615      10,360       7,746      5,647      4,574       21.8%
Earnings per share             $   2.00    $   1.65    $   1.24   $   0.91    $  0.77       21.2%
Return on Average
  Assets                           1.82%       1.69%      1.50%      1.36%       1.33%
  Equity                          21.59%      22.21%     20.59%     19.39%      19.08%
Avg. equity/avg. assets            8.45%       7.63%      7.28%      7.00%       6.98%

NM=Not Meaningful

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Please see 1995 Annual Report to Shareholders, pages 23 through 33.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                               Annual
                                                    Form     Report to
                                                    10-K    Shareholders
                                                     Page       Page
                                                  -------------------------
Report of Independent Public Accountants               23

Report of Management                                              1

Consolidated Balance Sheet at
December 31, 1995 and 1994                                        3

Consolidated Statement of Income for the Years
Ended December 31, 1995, 1994 and 1993                            4

Consolidated Statement of Cash Flows for the
Years Ended December 31, 1995, 1994 and 1993                      5

Consolidated Statement of Changes in
Shareholders' Equity                                              6

Condensed Balance Sheet (Parent Only) at
December 31, 1995 and 1994                                        21

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 1995, 1994 and 1993                      21

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 1995, 1994 and 1993                  22

Notes to Consolidated Financial Statements                       7-22

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL CORPORATION

           Please see pages 3 thru 6 of 1996 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

           Please see pages 6 thru 8 of 1996 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Please see page 5 of 1996 proxy statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Please see page 8 of 1996 Proxy Statement; and,
          Note 13, page 18 of 1995 Annual Report to Shareholders; and Page 22 of this Form 10-K report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)     The following documents are filed as part of the report:

        1. Financial Statements.

           Financial statements required by Item 8 of this report are incorporated by reference, from the Annual Report to Shareholders, attached hereto as an exhibit.

        2. Financial Statement Schedules.

           Additional financial statement schedules filed with this report are included in Item 14(d) and are as follows:

              Schedule I - Amounts Receivable from Certain Persons

              Schedules other than those listed above are omitted because of the absence of the condition under which they are required or because the information called for is included in the financial statements or notes thereto.

         3. Exhibits.

              (3) Articles of Incorporation and By-Laws are incorporated herein by reference to Exhibits 3(a) and 3(b) to Registration on Form S-14, File No. 2-82420.

              (11)    Statement Regarding Computation of Earnings Per Share.

              (13) Annual Report to Shareholders for the year ended December 31, 1995. (Pages 1 to 33, inclusive)

              (21) Subsidiaries of Registrant is incorporated by reference from Part I, page 1 thru 5 of this report.

              (27) Financial Data Schedule (This exhibit is included only in the electronic EDGAR filing version of this Form 10-K. The Financial Data Schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

   (b)        Reports on Form 8-K:

              No Form 8-K's were filed, nor required to be filed for any event during the fourth quarter ended December 31, 1995.

   (c)        Exhibits - See list of exhibits set forth above at Item 14(a)3.

   (d)        Financial Statement Schedules:

              Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)1 and 2. The report of independent public accountants covering these items is included on page 23 of this Form 10-K.

                                                                      SCHEDULE I

               FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

                   AMOUNTS RECEIVABLE FROM CERTAIN PERSONS

(In thousands)
                                                                                           Balance at
       Year Ended      Balance at                               Deductions                 December 31
      December 31      January 1         Additions      Collections        Write-offs      all current
      -----------      ----------        ---------      -----------        ----------      -----------
          1995

          Nine            $10,044           $4,123         $ (5,615)               $0          $ 8,552
       Directors
       and Three
        Officers

          1994

         Eight            $ 5,969           $7,695         $ (3,620)               $0          $10,044
       Directors
       and Three
        Officers

          1993

          Six             $ 8,328           $8,561         $(10,920)               $0          $ 5,969
       Directors
        and Two
        Officers

          1992

         Eight            $ 6,842           $5,958         $ (4,472)               $0          $ 8,328
       Directors
       and Three
        Officers

          1991

         Eight            $ 5,525           $3,937         $ (2,620)               $0          $ 6,842
       Directors
        and Two
        Officers

MOSS ADAMS LLP


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Frontier Financial Corporation

We have audited the consolidated financial statements and related financial statement schedules of Frontier Financial Corporation and subsidiaries listed in item 14 (a) 1 and 2 of the Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.

As discussed in Note 1 to the financial statements, in 1994 the Corporation changed its method of accounting for investment securities.

                        /s/ MOSS ADAMS LLP

Everett, Washington
January 22, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRONTIER FINANCIAL CORPORATION

March 20, 1996                       /s/ Robert J. Dickson
Date                                 ----------------------------------------
                                     Robert J. Dickson
                                     President & Chief Executive Officer

March 20, 1996                       /s/ James F. Felicetty
Date                                 ----------------------------------------
                                     James F. Felicetty
                                     Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 20, 1996                       /s/ Robert J. Dickson
                                     ----------------------------------------
                                     Robert J. Dickson, Director

March 20, 1996                       /s/ David A. Dujardin
                                     ----------------------------------------
                                     David A. Dujardin, Director

March 20, 1996                       /s/ Edward D. Hansen
                                     ----------------------------------------
                                     Edward D. Hansen, Director

March 20, 1996                       /s/ William H. Lucas
                                     ----------------------------------------
                                     William H. Lucas, Director

March 20, 1996                       /s/ James H. Mulligan
                                     ----------------------------------------
                                     James H. Mulligan, Director

March 20, 1996                       /s/ Alwyn L. Nelson
                                     ---------------------------------------
                                     Alwyn L. Nelson, Director

March 20, 1996                       /s/ Edward J. Novack
                                     ----------------------------------------
                                     Edward J. Novack, Secretary of the Board

March 20, 1996                       /s/ J. Donald Regan
                                     ----------------------------------------
                                     J. Donald Regan, Director

March 20, 1996                       /s/ Roger L. Rice
                                     ----------------------------------------
                                     Roger L. Rice, Director


                                     ----------------------------------------
                                     Roy A. Robinson, Director

March 20, 1996                       /s/ William J. Robinson
                                     ----------------------------------------
                                     William J. Robinson, Director

March 20, 1996                       /s/ Edward C. Rubatino
                                     ----------------------------------------
                                     Edward C. Rubatino, Chairman of the Board

March 20, 1996                       /s/ Arthur W. Skotdal
                                     ----------------------------------------
                                     Arthur W. Skotdal, Director

                                EXHIBIT INDEX


EXHIBIT
NUMBER
-------
  11     Computation of Earnings Per Share.

  13 Frontier Financial Corporation and Subsidiaries 1995 Annual Report to Shareholders