Form 10-Q
period 1996-03-31
FRONTIER FINANCIAL CORP /WA/
filed 1996-05-07
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1996
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

The issuer has one class of common stock (no par value) with 6,770,370 shares outstanding as of March 31, 1996.

- -------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
- -------------------------------------------------------------------------------
March 31, 1996
- -------------------------------------------------------------------------------



PART I - Financial Information                                                 Page
- ------------------------------                                                 ----
       Item 1. Financial Statements.

               Consolidated Balance Sheet - March 31, 1996
               and Year End 1995.                                                  1

               Consolidated Statement of Income - Three Months
               Ended March 31, 1996 and 1995.                                      2

               Consolidated Statement of Cash Flows - Three Months
               Ended March 31, 1996 and 1995.                                    3-4

               Statement of Changes in Stockholder's Equity -
               March 31, 1996.                                                     5

               Notes                                                             6-8

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operation.                                        9-16

PART II - Other Information

                Item 1. Legal Proceedings.                                        17

                Item 4. Submission of Matters to a Vote of Security Holders.      17

                Item 5. Other Information.                                        17

                Item 6. Exhibits and Reports on Form 8-K.                         17

                        Signature                                                 18

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
- --------------------------------------------------------------------------------
(Unaudited)

                                                                         (In thousands)
                                                                   March 31,       December 31,
ASSETS                                                              1996              1995
- ------                                                              ----              ----

Cash & Balances Due from Depositary Institutions                    $ 26,005           $ 19,708
Securities: (Note 2)
  Available for Sale-Market Value                                     99,626            102,300
  Held to Maturity-Amortized Cost (Market Value 12-31-95,             41,574             42,676
                                                                    --------           --------
                Total Securities                $43,889)             141,200            144,976
Federal Funds Sold                                                    52,425             55,930
Loans: (Note 3)
  Loans, Net of Unearned Income                                      516,174            504,717
  Less:  Allowance for Loan Losses                                   (12,350)           (11,897)
                                                                    --------           --------
                Net Loans                                            503,824            492,820
  Mortgage Loans Held for Sale                                           589                271
Premises & Equipment, Net                                             11,658             11,758
Other Real Estate Owned                                                  835                590
Intangible assets                                                        454                473
Other Assets                                                           9,775              8,657
                                                                    --------           --------
                        TOTAL ASSETS                                $746,765           $735,183
                                                                    ========           ========

LIABILITIES

Deposits:
  Non-Interest Bearing                                               $83,565            $83,281
  Interest Bearing                                                   563,965            557,937
                                                                    --------           --------
                Total Deposits                                       647,530            641,218
Federal Funds Purchased                                                4,000              2,935
Securities sold under repurchase agreements                            4,842              4,661
Federal Home Loan Bank advances                                       15,000             15,000
Long-term debt                                                           144                136
Other Liabilities                                                      7,167              5,880
                                                                    --------           --------
                TOTAL LIABILITIES                                    678,683            669,830
                                                                    --------           --------
EQUITY CAPITAL (Note 4)

Common Stock                                                          56,086             44,084
Unrealized Gains/(Losses) on AFS Securities
                Net of Tax effect(Note 2)                                (19)               933
Retained Earnings                                                     12,015             20,336
                                                                    --------           --------
                TOTAL CAPITAL                                         68,082             65,353
                                                                    --------           --------
 TOTAL LIABILITIES & CAPITAL                                        $746,765           $735,183
                                                                    ========           ========

- ---------------------------------------------------
The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
- --------------------------------------------------------------------------------
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                               March 31,              March 31,
                                                    1996                   1995
INTEREST INCOME                                     ----                   ----
  Interest & Fees on Loans                    $   13,311             $   12,765
  Interest on Investments                          2,984                  2,299
                                              ----------             ----------
                Total Interest Income             16,295                 15,064
                                              ----------             ----------
INTEREST EXPENSE
  Interest on Deposits                             7,343                  5,758
  Interest on Borrowed Funds                         305                    607
                                              ----------             ----------
                Total Interest Expense             7,648                  6,365
                                              ----------             ----------

Net Interest Income                                8,647                  8,699
                                              ----------             ----------

PROVISION FOR LOAN LOSSES                           (200)                  (700)

NONINTEREST INCOME
  Securities Gains/(Losses)                            0                      0
  Service Charges on Deposit Accounts                386                    402
  Other Noninterest Income                           428                    429
                                              ----------             ----------
                Total Noninterest Income             814                    831

NONINTEREST EXPENSE
  Salaries & Employee Benefits                     2,577                  2,547
  Occupancy Expense                                  443                    581
  Other Noninterest Expense                          758                  1,000
                                              ----------             ----------
                Total Noninterest Expense          3,778                  4,128

INCOME BEFORE INCOME TAX                           5,483                  4,702
                                              ----------             ----------

APPLICABLE INCOME TAX                             (1,848)                (1,618)

                NET INCOME                    $    3,635             $    3,084
                                              ==========             ==========

Average Number of Shares Outstanding
  for the Period                               6,769,615              6,741,347

PER SHARE COMMON STOCK                        $     0.54             $     0.46
                                              ==========             ==========

- ----------------------------------------------
The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
- --------------------------------------------------------------------------------
(Unaudited)

                                                                    (In thousands)
                                                                 THREE MONTHS ENDED
                                                                 ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                March 31, 1996              March 31, 1995
- ------------------------------------                --------------              --------------
Net Income                                               $  3,635                    $  3,084
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                            244                         (80)
     Provision for loan losses                                200                         700
     Provision for losses on ORE                                0                           0
     Increase in income taxes payable                       1,599                       1,015
     Deferred taxes                                             0                           0
     Decrease in interest receivable                         (323)                       (557)
     Increase(Decrease) in interest payable                  (285)                        973
     Loss on sale of HTM securities                             0                           0
     Loans originated for sale                             (5,752)                     (3,413)
     Proceeds from sale of loans                            5,435                       3,071
     Other operating activities                              (264)                        254
                                                         --------                    --------

Net cash provided by operating activities                   4,489                       5,047
                                                         --------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
Net cash flows from Fed Funds Sold                          3,505                     (26,505)
Proceeds from sales of HTM securities                           0                           0
Proceeds from maturities of investments                    13,826                       1,845
Purchase of AFS securities                                (11,405)                          0
Purchase of HTM securities                                      0                        (154)
Net cash flows from loan activities                       (11,173)                     (4,975)
Purchases of premises and equipment                          (124)                        (61)
Proceeds from the sale of other real estate                     0                         696
Cash invested in other real estate                           (245)                          0
Other investing activities                                    486                           8
                                                         --------                    --------
Net cash used by investing activities                      (5,130)                    (29,146)
                                                         --------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
Net change in demand deposit accounts                       7,940                     (36,160)
Net change in certificates of deposit                      (2,109)                     72,262
Proceeds from issuance of stock                                46                          53
Principal payments on long term debt                          (38)                       (675)
Advances from FHLB                                              0                       7,500
Repayment of FHLB advances                                      0                      (7,500)
Net change in Federal Funds purchased                       1,246                      (9,615)
Other financing activities                                   (147)                          0
                                                         --------                    --------
Net cash provided by financing activities                   6,938                      25,865
                                                         --------                    --------


(Continued on next page)

- -------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
- -------------------------------------------------------------------------------
(Unaudited)

                                                           (In thousands)
                                                         THREE MONTHS ENDED
                                                         ------------------
                                               March 31, 1996           March 31, 1995
                                               --------------           --------------

INCREASE IN CASH AND DUE FROM BANKS                 $ 6,297                    $ 1,766

CASH & DUE FROM BANKS AT BEGINNING
                OF YEAR                              19,708                     22,081
                                                    -------                    -------

CASH AND DUE FROM BANKS AT END
                OF PERIOD                           $26,005                    $23,847
                                                    =======                    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest              $ 7,934                    $ 5,386
Cash paid during the year for income taxes              250                        600
Real estate taken as settlement for loan
  obligations                                             0                          0
Real estate taken as settlement for loan
  obligations - financed by bank                     $    0                    $    28



- ----------------------------------------------
The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
- --------------------------------------------------------------------------------
(Unaudited)
(In thousands, except for number of shares)

                                                                                        Net Unrealized
                                                       Common Stock       Retained      Gains (Losses)
                                                      Shares    Amount    Earnings      On Securities         Total
                                                      ------    ------    --------      -------------         -----
Balance, December 31, 1992                          1,144,898    27,974      5,283                            33,257
                                                    ================================================================
Net Income for 1993                                                         7,746                              7,746

Stock Options Exercised                                10,377       138                                          138

10% Stock Dividend                                    114,557     6,540    (6,540)

Fractional Shares Purchased (Net)                         441        26                                           26

Three-For-One Split                                 2,529,204
                                                    ----------------------------------------------------------------
Balance, December 31, 1993                          3,799,477    34,678     6,489                             41,167
                                                    ================================================================
Adoption of SFAS No. 115                                                                $1,143                 1,143

Net Income for 1994                                                        10,360                             10,360

Stock Options Exercised                                16,100        96                                           96

10% Stock Dividend                                    380,295     9,128    (9,128)

Fractional Shares Purchased                               563        15                                           15

Valuation of Available For Sale
  Securities                                                                            (2,322)               (2,322)
                                                    ----------------------------------------------------------------
Balance, December 31, 1994                          4,196,435    43,917     7,721       (1,179)               50,459
                                                    ================================================================
Net Income for 1995                                                        12,615                             12,615

Stock Options Exercised                                24,821       159                                          159

Three-for-two Stock Split                           2,100,651                                                      0

Fractional Shares Purchased                               348         8                                            8

Unrealized gains on transfer from held to maturity
  to available for sale, net of tax effect                                                 237                   237

Valuation of Available for Sale
  Securities                                                                             1,875                 1,875
                                                    ----------------------------------------------------------------
Balance, December 31, 1995                          6,322,255   $44,084   $20,336       $  933               $65,353
                                                    ================================================================
Net Income for the first
   three months of 1996                                                     3,635                              3,635

Stock Options Exercised                                 4,487        26                                           26

7% Stock Dividend                                     442,831    11,956   (11,956)                                 0

Fractional Shares Purchased                               797        20                                           20

Valuation of Available for Sale
  Securities                                                                              (952)                 (952)
                                                    ----------------------------------------------------------------
Balance, March 31, 1996                             6,770,370   $56,086   $12,015         ($19)              $68,082
                                                    ================================================================

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for year-end December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  INVESTMENT SECURITIES

         On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". This statement establishes standards of financial accounting and reporting for investments in debt and equity securities that have a readily determinable fair value. This statement requires all securities within the Corporation's portfolio to be classified in three groups: 1) Trading securities; 2) securities Held-To-Maturity (HTM), and 3) securities Available-For-Sale (AFS).

         At March 31, 1996, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 2 - (Continued)
- --------------------------------------------------------------------------------

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 1996:

                 AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
                 ------------------------------------------------------

          (In thousands)           Amortized     Gross Unreal-    Gross Unreal-       Aggregate
                                        Cost        ized Gains      ized Losses      Fair Value
                                   -----------------------------------------------------------
AFS SECURITIES:
     Equities                      $  7,680                                            $  7,680
     U.S. Treasuries                  2,759                60                             2,819
     U.S. Agencies                   44,785               202             (550)          44,437
     Corporate securities            44,120               598             (359)          44,359
     Mortgage Backed Securities         310                21                               331
                                   ------------------------------------------------------------
                                     99,654               881             (909)          99,626
HTM SECURITIES:
     U.S. Agencies                    1,906                12               (5)           1,913
     Municipal securities            29,743             1,000             (110)          30,633
     Corporate securities             5,802                                (22)           5,780
     Mortgage Backed Securities         103                                                 103
     Certificates of deposit          4,020                                 (2)           4,018
                                   ------------------------------------------------------------
             Totals                $ 41,574           $ 1,012            ($139)        $ 42,447
                                   ------------------------------------------------------------

             Totals                $141,228           $ 1,893          ($1,048)        $142,073
                                   ============================================================

                                                  MATURITY SCHEDULE OF SECURITIES
                                                  -------------------------------

                                      Available For Sale                 Held To Maturity
                                      ------------------                 ----------------
                                   Amortized           Fair          Amortized           Fair
   MATURITY *                           Cost          Value               Cost          Value
   ----------                           ----          -----               ----          -----
    0-1 Yr                          $ 19,925        $19,985           $ 11,942       $ 11,930
    1-5 Yrs                           28,523         28,672              1,125          1,165
    5-10 Yrs                          50,644         50,374             16,065         16,695
   Over 10 Yrs                           562            595             12,442         12,657
                                    ---------------------------------------------------------
                                    $ 99,654        $99,626           $ 41,574       $ 42,447
                                    =========================================================

      * Contractural maturity.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 2 - (Continued)
- --------------------------------------------------------------------------------


                       CHANGES IN AFS AND HTM SECURITIES


     For the Quarter Ended March 31, 1996:


        AFS SECURITIES

        Proceeds From Sales                                         $0
        Gross Realized Gains                                        --
        Gross Realized Losses                                       --
        Gross Gains & Losses Included In Earnings From
                Transfers To The Trading Category                   --
        Net Change In Unrealized Holding Gains Or
                Losses Included In The Separate
                Component of Equity Capital                      ($952)


        HTM SECURITIES

        Sales Or Transfers From this Category                       $0




NOTE 3. LOANS

        The following is an analysis of the loan portfolio by major type of loans:

                                               March 31, 1996       Dec 31, 1995
                                               --------------       ------------
        Commercial                                 $121,998          $127,239
        Real Estate:
              Commercial                            186,497           172,327
              Construction                           99,015            96,639
              Residential                            92,458            92,711
        Instalment                                   20,486            19,758
                                                   --------          --------
                                                    520,454           508,674
        Unearned Fee Income                          (3,691)           (3,686)
                                                   --------          --------
                Total Loans                        $516,763          $504,988
                                                   ========          ========

NOTE 4. The Board of Directors declared a three-for-two stock split and a 7% stock dividend which were paid March 20, 1995 and March 18, 1996 respectively.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- --------------------------------------------------------------------------------
        AND RESULTS OF OPERATIONS.
- --------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of the Corporation reached a new high in the first quarter of 1996. Net income was $3.6 million versus $3.1 million for the first quarter of 1995, or up 17.9%. The reasons for the results in 1996 were due to a reduction in the provision for loan losses, reflecting good loan quality, and a decrease in noninterest expenses. This marks the forty-nineth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the first quarter of 1995, unless otherwise stated.

Annualized return on average assets (ROA) was 1.99% in 1996, and 1.89% in 1995. Annualized return on average stockholder's equity (ROE) in 1996 was 21.8%, as compared to 22.9% in 1995. Earnings per share were $.54 for 1996, and $.46 for 1995. Earnings per share have been adjusted for the seven percent stock dividend paid on March 18, 1996.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The lending and other activities of Frontier are located in Snohomish County, Washington, but also include the northern part of King County, Washington. The major city in Snohomish County is Everett, and the major city in King County is Seattle, the largest city in the state. An important segment of the Snohomish County economy is the Boeing Company, which has its 747 and 777 assembly plant in Everett. Boeing also has other assembly plants and facilities in the Puget Sound area. In 1994, Boeing completed a workforce reduction of 19% which began in 1993. In 1995, there was an announcement that Boeing will continue its workforce reductions, which effected 12,000 additional personnel. Recently, however, Boeing announced they may need to hire 6,700 for new jobs. It has been reported that Boeing stagnates in the first half of the decade and grows in the second half. It may take awhile before the impact of increased employment can be noticed, if at all. Since the first quarter of 1995, management has noted a decline in the number of loan applications. This trend continues into 1996. In 1995, loan growth was only 7.2%, while deposits grew 18.8%. For the first three months of 1996, loans grew $11.8 million, or 2.3%, a slightly higher growth rate than 1995. Perhaps this is some indication of the effect of past employment reductions on the local economy. In responding to this trend, management placed increased emphasis on loan development beginning in the first quarter of 1995 and continues to do so. Management remains cautiously optimistic regarding the future.

BALANCE SHEET

Below are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

Period ended March 31,                                 1996               1995              $ Change            % Change
- ----------------------                                 ----               ----              --------            --------
Loans                                               $516,763            $477,226            $39,537                  8.3%
Investments                             *            141,228             136,565              4,663                  3.4%
Federal Funds Sold                                    52,425              27,625             24,800                 89.8%
Total Assets                                        $746,765            $674,608            $72,157                 10.7%

* Shown at amortized cost.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Balance Sheet - (Continued)
- --------------------------------------------------------------------------------

Period ended March 31,               1996        1995        $ Change   % Change
- ---------------------              --------    --------     ---------   --------
Noninterest bearing deposits       $ 83,565    $ 70,375     $ 13,190       18.7%
Interest bearing deposits           563,965     505,330       58,635       11.6%
                                   --------    --------     ---------   --------
Total deposits                      647,530     575,705       71,825       12.5%
Federal Funds purchased
  and Repurchase Agreements           8,842           0        8,842        NM
Long-term debt                       15,144      37,879      (22,735)     -60.0%
Capital                            $ 68,083    $ 54,075     $ 14,008       25.9%

At quarter end 1996, loans were up 8.3% over the previous year, and investments increased only 3.4%. The decreased loan activity was due to lack of qualified loan applicants, and the decreased investment activity was due to the low yields in the bond market on maturities up to 10 years. As a result, management opted to have funds accumulate in overnight federal funds sold, which increased $24.8 million, or 89.8%, during the period.

While loan growth was disappointing, deposit growth was solid, increasing $71.8 million, or 12.5%. Money Market and NOW accounts grew $5.5 million, or 7.7% for the first time in several quarters, but savings accounts ran off $17.3 million, or 10.8%. Time deposits (cd's) increased $70.4 million, or 25.7% over the period. Noninterest bearing deposits grew nicely at an increase of $13.2 million, or 18.7% for the period.

On a quarterly average balance basis, the same trend is also noticed. Cd's increased, but NOW and Money Market accounts decreased $2.3 million, or 3.2%. Savings accounts decreased $31.0 million, or 17.9%, and average cd's increased $107.8 million, or 45.0%. In 1996, the net interest margin (NIM), which is net interest income as an annualized percent of total average quarterly assets, of the Corporation decreased. In 1995, the prime rate hit a peak of 9.0% and leveled off in the third quarter. From the third quarter 1995 to present, the prime rate has declined three times to 8.25% today. The net interest margin for the first quarter of 1996 was 4.86%, compared with 5.50% for the first quarter of 1995. The decrease was attributable to declining yields on interest earning assets outpacing the reduction in the cost of interest bearing liabilities. This resulted from the lowering of Frontier's prime rate over the short period mentioned above, and the slower repricing of interest bearing liabilities. Management expects that the NIM will continue to decline until the third quarter of this year.

The yield on earning assets in 1996 decreased .42%, from 9.99% in 1995 to 9.57% in 1996. The cost of interest bearing liabilities increased .42%, from a 4.92% in 1995 to a 5.34% in 1996. It would appear that the continued increase in the cost of funds is slowing. Please see below for a further discussion.

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

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Net Interest Income - (Continued)
- --------------------------------------------------------------------------------

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on "taxable equivalent" amounts at a 35% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed below.) Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

                                 (In thousands)

Quarter ended March 31,          1996         1995        $ Change      % Change
- -----------------------          ----         ----        --------      --------
Loans                           $506,752     $476,258      $30,494         6.4%

Investments                     *141,184      137,247        3,937         2.9%

Federal Funds Sold                52,543        8,960       43,583        NM

Total Earning Assets             700,479      620,889       79,590        12.8%
                                --------     --------      --------       ----
Total Assets                     731,283      651,355       79,928        12.3%


Noninterest bearing deposits      76,613       67,938        8,675        12.8%

Interest bearing deposits        557,518      482,964       74,554        15.4%
                                --------     --------      --------       ----
Total deposits                   634,131      550,902       83,229        15.1%

Fed Funds purchased                8,770        3,764        5,006       133.0%

Long-term Debt                    15,145       38,352      (23,207)      -60.5%

Capital                           66,643       52,822       13,821        26.2%


Total interest income             16,533       15,329        1,204         7.9%

Total interest expense             7,648        6,365        1,283        20.2%

Net Interest Income               $8,885       $8,964         ($79)       -0.9%

*  Shown at amortized cost.

In 1996, average earning assets as a percent of total average assets were 95.8%, and 95.3% in 1995. This ratio indicates how efficiently assets are being utilized. Average loans were 69.3% and 73.1% respectively, indicating the Corporation needs more good loans. Investments as a percent of average assets for the same periods were 19.3% as compared to 21.1%. As noted from the table above, federal funds sold increased to over $52 million due to lack of loan demand. In the first quarter of 1996, management has began shifting some funds from federal funds sold, into the investment portfolio to take advantage of higher yields.

On a tax equivalent basis, net interest income was $8.9 million in 1996, versus $9.0 million in 1995. For the first time, the net interest margin has decreased from the same period a year earlier.

During the first quarter, interest income increased $1.2 million, and interest expense increased $1.3 million, for a net change in net interest income of ($.1) million.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Net Interest Income - (Continued)
- --------------------------------------------------------------------------------

The increase in the average balance of earning assets increased interest income by $1.5 million, and a decrease in interest rates decreased interest income by $.3 million, for a net increase of $1.2 million.

The yield on loans decreased from 10.87% in 1995 to 10.65% in 1996. Real estate construction loans had an increase in yield from 12.27% to 12.73%. Real estate commercial loans increased in yield from 8.87% to 10.06%. However, commercial loans and real estate mortgage loans declined in yield. Commercial loans decreased from 10.86% to 10.52%, and real estate mortgage loans decreased from 13.53% to 9.98%. The yield on investments increased from 7.17% in 1995 to 7.21% in 1996, and the yield on Fed Funds sold decreased from 6.03% in 1995 to 5.48% in 1996.

The increase in the average balance of interest bearing liabilities increased interest expense by $1.0 million, and the rates paid on interest bearing liabilities increased interest expense by $.3 million, for a total increase during the period of $1.3 million.

The cost of NOW and money market accounts went from 3.02% in 1995, to 3.07% in 1996. Savings accounts cost decreased from 4.16% in 1995 to 4.11% in 1996, and time cd's increased in cost from 5.85% in 1995 to 6.29% in 1996. Short term borrowings decreased to 4.94% from 5.91%, and long term debt cost was 5.84% in 1995 and 5.35% in 1996. The cost of total interest-bearing liabilities increased from 4.92% in 1995 to 5.34% in 1996.

NONINTEREST INCOME AND EXPENSE

Total noninterest income decreased in the first quarter by $16 thousand due to a decrease in service charge income of the same amount. Although the total number of deposit accounts increased by 2,400 over the past year, demand deposit accounts decreased 406 over the period. This decline in the number of accounts susceptible to service charges, and higher average balances, account for the decrease.

Other income remained flat from a year ago, however, in 1995, a nonrecurring gain on the sale of ORE was recorded in the first quarter which distorts the comparative periods. If that gain is not considered, other income was up $75 thousand from the prior period. That increase is comprised of an increase in trust department fees of $56 thousand, or 48.3%, and a slight increase in broker loan fees of $3 thousand, which, hopefully, marks the "bottoming out" of the decline in the secondary market loan origination business.

The market value of trust assets at quarter end 1996 was $105.4 million, as compared to $77.3 million for the prior year, or an increase of 26.6%.

Total noninterest expenses decreased $350 thousand, or 8.5% in 1996. Salaries and Employee Benefits increased $30 thousand, to $2.6 million, or 1.2%. Salaries, alone, increased $142 thousand to $2.0 million, or 7.6% from $1.9 million a year ago. Employee benefits decreased $90 thousand to $.8 million, or 10.3% from $.9 million a year ago. The increase in salaries was due an increase in staff over the year of 4.5%, and merit raises. The employee benefits decrease of $90 thousand was attributable to a decrease in the profit sharing reserve of $83 thousand, and a decrease in medical insurance costs of $21 thousand. Deferred personnel costs associated with deferred loan fees increased $22 thousand, to $214 thousand.

- --------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------
Noninterest Income and Expense - (Continued)
- --------------------------------------------------------------------------

Occupancy expense decreased $138 thousand, or 23.8% in 1996. 50.6%, or $224 thousand of occupancy expense was depreciation in 1996, and $219 thousand, or 37.7% was depreciation expense in 1995. Excluding depreciation, occupancy expense decreased $143 thousand, due mainly to relocation of several offices and departments to permanent/owned quarters in 1995, and lower maintenance and repairs for the period.

Other expense declined $242 thousand in 1996, or 24.3%. This decrease is due to no FDIC insurance premiums for the 1996 period. In 1995, the FDIC reached it's mandatory funding level, and, if a bank is classified as "well capitalized", as Frontier is, then no premiums are payable until such time as the Bank Insurance Fund drops below the level established by law.

LOANS

IMPAIRED ASSETS (Previously known as non-performing assets)

Non-performing assets are summarized as follows:

                                                            (In thousands)
Period Ended March 31,                                 1996               1995
- ---------------------------------------                ----               ----
Non-accruing loans                                   $  3,013           $  1,630
Loans past due 90 days or more and
  still accruing                                            0                  0
Restructured loans                                        120                125
Other real estate owned                                   835                394
                                                     ---------          --------
          Total non-performing loans                 $  3,968           $  2,149
                                                     =========          ========

Total loans at end of period                         $516,763           $477,226

As a percent of total loans outstanding                  0.77%              0.45%
                                                     =========          ========

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned is comprised of five separate parcels of which two are new houses and the remainder are commercial land parcels. There are earnest money agreements on three of the parcels, and one home is sold. As of March 31, 1996, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $80.4 million in 1996, or 15.6% of total loans, and $76.1 million in 1995, or 15.9%

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
- --------------------------------------------------------------------------------
Credit Concentrations - (Continued)
- --------------------------------------------------------------------------------

of total loans. Many years ago, management established a real estate loan committee which meets quarterly to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. A slowdown in construction lending was noted in 1995, however, with lower loan interest rates, activity should remain stable to increasing during the first quarter.

At March 31, 1996 and 1995, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended March 31, 1996, the allowance for possible loan losses decreased to $12.4 million, or 2.39% of total loans, from $12.5 million, or 2.61% of total loans in 1995. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

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

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 1996 and 1995. This discussion addresses those periods of time.

Net cash provided by operating activities in 1996 totaled $4.5 million as compared to $5.0 million in 1995. The largest component providing net cash was income of $3.6 million in 1996 and $3.1 million in 1995.

Real estate secondary market loans originated for sale in 1996 were up $2.3 million, from the same period in 1995. This is a change in the trend from last year when secondary market loans were declining substantially due to increasing long-term interest rates. The 1996 year-to-date cash flows from this function look favorable for increased fee income.

Investing activities for 1996 were equally concentrated in the loan and investment portfolio's, with

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------
Liquidity - (Continued)
- --------------------------------------------------------------------------------

loans requiring $11.2 million in funding, and investments requiring $11.4 million. In 1995, slack loan demand reduced funding to $5.0 million, whereas, excess liquidity of $26.5 million went into federal funds sold. Most of the funding in 1996 came from maturing investments of $13.8 million, and positive cash flows from demand deposit accounts (core deposits). In 1995, funding of investment activities came almost exclusively from cd cashflows.

In 1996, a change in the trend of financing activities has occurred. For several quarters now, the growth in assets has been funded by core deposits and cd's were declining. This is evidenced by the large cash flows from cd's in the 1995 period of $72.3 million. Note, however, that in 1996, cd's required cash flows, while core deposits provided cashflows. Management is responsible for the change in this trend by reducing the rates paid on cd's in 1995 several times. This is also true in 1996. Management would expect this trend to continue until the NIM improves.

Management has many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. Additionally, treasury and agency securities in the HTM securities portfolio are subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

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

At the end of the first quarter of 1995, the gap of the Corporation was a negative (24.0%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that decreasing general interest rates would increase the NIM. Since that time, the Corporation decreased prime rate three times from 9.00% to 8.25%, and the NIM decreased from 5.50% to 4.86% at the end of March 1996. At the end of March 1996, the gap was a negative (17.1%) of earning assets. This indicates that over the past year, the Corporation has become more asset sensitive. Since 1995, management has

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------
Interest Rate Sensitivity - (Continued)
- --------------------------------------------------------------------------------

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

THE CORPORATION DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS OR HEDGES, OR OTHER DERIVATIVE SECURITIES.

CAPITAL

During 1994, the Federal Reserve and other regulatory agencies issued final amendments to its risk-based capital rules. Under these rules, institutions are directed not to include in Tier I & II capital, the net unrealized holding gains (losses) on available-for-sale securities. In addition, net unrealized losses on marketable equity securities should continue to be deducted when computing Tier I & II capital. This rule has the effect of valuing available-for-sale debt securities at amortized cost, rather than fair value, for purposes of calculating the risk-based and leverage capital ratios. Therefore, the Corporation will now report capital for both financial statement purposes and regulatory purposes.

Consolidated capital of the Corporation for financial statement purposes at first quarter end 1996 was $68.1 million. This amount compares to $54.1 million at March 31, 1996, an increase of $14.0 million, or 25.9%. Almost all of the increase was attributable to retained earnings.

Under the rules referred to above, banks and holding companies are required to maintain a minimum "leverage" ratio (primary capital ratio) of core capital (which excludes the allowance for loan losses) to total average assets for the current quarter. For the most highly rated holding companies, this ratio must be at least 3 percent, and for others, it must be 4 or 5 percent. At March 31, 1996, the Corporation's leverage ratio was 9.26%, compared to 8.35% at quarter end 1995. In addition, holding companies are required to meet minimum risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholder's equity, less goodwill and some intangibles, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 11.55% and 12.81% at March 31, 1996, and 10.08% and 11.35% at March 31, 1995.

Management constantly monitors the level of capital of the Corporation, and believes that capital is adequate to meet present needs. As an ongoing process, management considers, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------



Item 1.  Legal Proceedings

         No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders in the first quarter of 1996.

Item 5.  Other Information

         At the January 17, 1996 meeting of the Board of Directors of the Corporation, a 7% stock dividend was declared, payable on March 18, 1996, to shareholders of record January 17, 1996.

         During the month of April 1996, the Bank received regulatory approvals to open a branch at 2825 NE 125th St., Seattle (Lake
         City), Washington. Lake City is in the northern part of Seattle. The branch will be named the Lake City Office, and will open in the third quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a) (11)   Computation of earnings per share is attached as Exhibit II

             (27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

         (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended March 31, 1996.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
SIGNATURE
- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FRONTIER FINANCIAL CORPORATION

Date:   May 6, 1996                                /s/ James F. Felicetty
      --------------                              ------------------------------
                                                        James F. Felicetty
                                                        Secretary/Treasurer