Form 10-Q
period 1996-06-30
FRONTIER FINANCIAL CORP /WA/
filed 1996-07-31
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1996
                         Commission File Number 0-15540

                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

       Washington                                            91-1223535
- -------------------------                            -------------------------
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

Yes  [X]     No  [  ]

The issuer has one class of common stock (no par value) with 6,809,196 shares outstanding as of June 30, 1996.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
- --------------------------------------------------------------------------------
June 30, 1996
- --------------------------------------------------------------------------------


                                                                                      Page
PART I - Financial Information
         Item 1. Financial Statements.

                 Consolidated Balance Sheet - June 30, 1996
                 and Year End 1995.                                                    1

                 Consolidated Statement of Income - Three Months and Six Months
                 Ended June 30, 1996 and 1995.                                         2

                 Consolidated Statement of Cash Flows - Six Months
                 Ended June 30, 1996 and 1995.                                        3-4

                 Statement of Changes in Stockholder's Equity -
                 June 30, 1996.                                                        5

                 Notes                                                                6-8

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operation.                                            9-16

PART II - Other Information

         Item 1. Legal Proceedings.                                                   17

         Item 4. Submission of Matters to a Vote of Security Holders.                 17

         Item 5. Other Information.                                                   17

         Item 6. Exhibits and Reports on Form 8-K.                                    17

                 Signature                                                            18

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
- --------------------------------------------------------------------------------

(Unaudited)

                                                                         (In thousands)
                                                                    June 30,      December 31,
                                                                      1996           1995
                                                                      ----           ----
ASSETS
Cash & Balances Due from Depositary Institutions                     $24,316        $19,708
Securities: (Note 2)
  Available for Sale-Market Value                                    102,172        102,300
  Held to Maturity-Amortized Cost (Market Value 12-31-95, $43,889)    40,826         42,676
                                                                    -----------------------
                Total Securities                                     142,998        144,976
Federal Funds Sold                                                    12,070         55,930
Loans: (Note 3)
  Loans, Net of Unearned Income                                      565,391        504,717
  Less:  Allowance for Loan Losses                                   (12,189)       (11,897)
                                                                    -----------------------
                Net Loans                                            553,202        492,820
  Mortgage Loans Held for Sale                                           417            271
Premises & Equipment, Net                                             12,146         11,758
Other Real Estate Owned                                                  567            590
Intangible assets                                                        435            473
Other Assets                                                           9,701          8,657
                                                                    -----------------------
                        TOTAL ASSETS                                $755,852       $735,183
                                                                    =======================

LIABILITIES

Deposits:
  Non-Interest Bearing                                              $84,163        $83,281
  Interest Bearing                                                  543,321        557,937
                                                                  -------------------------
                Total Deposits                                      627,484        641,218
Federal Funds Purchased                                               1,869          2,935
Securities sold under repurchase agreements                           8,733          4,661
Federal Home Loan Bank advances                                      40,000         15,000
Long-term debt                                                          137            136
Other Liabilities                                                     5,652          5,880
                                                                  -------------------------
                TOTAL LIABILITIES                                   683,875        669,830
                                                                  -------------------------

EQUITY CAPITAL (Note 4)

Common Stock                                                         57,013         44,084
Unrealized Gains/(Losses) on AFS Securities
                Net of Tax effect(Note 2)                              (653)           933
Retained Earnings                                                    15,617         20,336
                                                                  -------------------------
                TOTAL CAPITAL                                        71,977         65,353
                                                                  -------------------------
 TOTAL LIABILITIES & CAPITAL                                       $755,852       $735,183
- ----------------------------                                      =========================

- -----------------------------------------------
The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
- --------------------------------------------------------------------------------
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         June 30,        June 30,        June 30,          June 30,
                                                           1996            1995            1996              1995

INTEREST INCOME
  Interest & Fees on Loans                              $14,132         $12,804         $27,443           $25,570
  Interest on Investments                                 2,525           2,503           5,509             4,802
                                                     -------------------------------------------------------------
                Total Interest Income                    16,657          15,307          32,952            30,372
                                                     -------------------------------------------------------------
INTEREST EXPENSE
  Interest on Deposits                                    6,825           6,774          14,169            12,531
  Interest on Borrowed Funds                                375             344             680               952
                                                     -------------------------------------------------------------
                Total Interest Expense                    7,200           7,118          14,849            13,483
                                                     -------------------------------------------------------------

Net Interest Income                                       9,457           8,189          18,103            16,889
                                                     -------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                  (300)           (150)           (500)             (850)

NONINTEREST INCOME
  Securities Gains/(Losses)                                   0              (4)              0                (4)
  Service Charges on Deposit Accounts                       405             408             791               809
  Other Noninterest Income                                  470             417             899               847
                                                     -------------------------------------------------------------
                Total Noninterest Income                    875             821           1,690             1,652

NONINTEREST EXPENSE
  Salaries & Employee Benefits                            2,671           2,414           5,248             4,961
  Occupancy Expense                                         576             547           1,019             1,128
  Other Noninterest Expense                               1,399           1,785           2,157             2,786
                                                     -------------------------------------------------------------
                Total Noninterest Expense                 4,646           4,746           8,424             8,875

INCOME BEFORE INCOME TAX                                  5,386           4,114          10,869             8,816
                                                     -------------------------------------------------------------

APPLICABLE INCOME TAX                                    (1,785)         (1,147)         (3,633)           (2,765)

                NET INCOME                               $3,601          $2,967          $7,236            $6,051
                                                     =============================================================

Average Number of Shares Outstanding
  for the Period                                      6,783,040       6,743,982       6,783,040         6,743,982

PER SHARE COMMON STOCK                                    $0.53           $0.44           $1.07             $0.90
                                                     =============================================================


- --------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
- --------------------------------------------------------------------------------

(Unaudited)

                                                                        (In thousands)
                                                                        SIX MONTHS ENDED
                                                                 June 30, 1996     June 30, 1995
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                           $7,236            $6,051
Adjustments to reconcile net income to net
cash provided by operating activities
                Depreciation and amortization                           678              (166)
                Provision for loan losses                               500               850
                Provision for losses on ORE                               0                 0
                Increase in income taxes payable                       (367)             (915)
                Deferred taxes                                            0                 0
                Decrease in interest receivable                        (196)              (76)
                Increase (Decrease) in interest payable                (719)            1,286
                Loss on sale of HTM securities                            0                (4)
                Loans originated for sale                           (11,031)           (7,144)
                Proceeds from sale of loans                          10,734             6,448
                Other operating activities                              799             1,504
                                                                    --------          --------

Net cash provided by operating activities                             7,634             7,834
                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from Fed Funds Sold                                   43,860           (53,060)
Proceeds from sales of HTM securities                                     0                88
Proceeds from maturities of investments                              19,741             4,026
Purchase of AFS securities                                           (8,019)             (460)
Purchase of HTM securities                                          (11,258)                0
Net cash flows from loan activities                                 (61,203)           (8,063)
Purchases of premises and equipment                                    (341)             (789)
Proceeds from the sale of other real estate                             305               727
Cash invested in other real estate                                     (281)                0
Other investing activities                                                0                 0
                                                                    --------          --------
Net cash used by investing activities                               (17,196)          (57,531)
                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in demand deposit accounts                                12,127           (50,586)
Net change in certificates of deposit                               (26,345)          122,353
Proceeds from issuance of stock                                          69                78
Principal payments on long term debt                                    (73)             (747)
Advances from FHLB                                                   25,000                 0
Repayment of FHLB advances                                                0           (15,000)
Net change in Federal Funds purchased                                 3,006            (8,435)
Other financing activities                                              386                 0
                                                                    --------          --------
Net cash provided by financing activities                            14,170            47,663
                                                                    --------          --------


(Continued on next page)

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
- --------------------------------------------------------------------------------
(Unaudited)

                                                                    (In thousands)

                                                                  SIX MONTHS ENDED
                                                          June 30, 1996         June 30, 1995
                                                          -------------         -------------
INCREASE IN CASH AND DUE FROM BANKS                             $4,608              ($2,034)

CASH & DUE FROM BANKS AT BEGINNING
                OF YEAR                                         19,708               22,081
                                                          -------------         ------------

CASH AND DUE FROM BANKS AT END
                OF PERIOD                                      $24,316              $20,047
                                                          =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                         $15,570              $12,182
Cash paid during the year for income taxes                       4,000                3,680
Real estate taken as settlement for loan
  obligations                                                        0                  883
Real estate taken as settlement for loan
  obligations - financed by bank                                    $0                  $28


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

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
- --------------------------------------------------------------------------------

(Unaudited)
(In thousands, except for number of shares)

                                                                                                       Net Unrealized
                                                               Common Stock              Retained      Gains (Losses)
                                                            Shares         Amount        Earnings      On Securities      Total
                                                         ------------------------------------------------------------------------
Balance, December 31, 1993                                3,799,477        34,678          6,489                          41,167
- --------------------------
                                                         ========================================================================
Adoption of SFAS No. 115                                                                                  $1,143           1,143

Net Income for 1994                                                                       10,360                          10,360

Stock Options Exercised                                      16,100            96                                             96

10% Stock Dividend                                          380,295         9,128         (9,128)

Fractional Shares Purchased                                     563            15                                             15

Valuation of Available For Sale
  Securities                                                                                              (2,322)         (2,322)
                                                         ------------------------------------------------------------------------

Balance, December 31, 1994                                4,196,435        43,917          7,721          (1,179)         50,459
- --------------------------
                                                         ========================================================================

Net Income for 1995                                                                       12,615                          12,615

Stock Options Exercised                                      24,821           159                                            159

Three-for-two Stock Split                                 2,100,651                                                            0

Fractional Shares Purchased                                     348             8                                              8

Unrealized gains on transfer from held to maturity
  to available for sale, net of tax effect                                                                   237             237

Valuation of Available for Sale
  Securities                                                                                               1,875           1,875
                                                         ------------------------------------------------------------------------

Balance, December 31, 1995                                6,322,255       $44,084        $20,336            $933         $65,353
- --------------------------
                                                         ========================================================================

Net Income for the first
   six months of 1996                                                                      7,237                           7,237

Stock Options Exercised                                      12,158            49                                             49

7% Stock Dividend                                           442,831        11,956        (11,956)                              0

Fractional Shares Purchased                                     797            20                                             20

Shares exchanged for minority
   investment                                                31,155           904                                            904

Valuation of Available for Sale
  Securities                                                                                              (1,586)         (1,586)

                                                         ------------------------------------------------------------------------

Balance, June 30, 1996                                    6,809,196       $57,013        $15,617           ($653)        $71,977
- ---------------------
                                                         ========================================================================

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


NOTE 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for year-end December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on Form 10-K for the year ended December 31, 1995.


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

         At June 30, 1996, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 1996:

                 AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

                (In thousands)                      Amortized    Gross Unreal-    Gross Unreal-     Aggregate
                                                         Cost       ized Gains      ized Losses    Fair Value

                                                    ----------------------------------------------------------
AFS SECURITIES:
                Equities                               $8,727                                          $8,727
                U.S. Treasuries                         2,759               40                          2,799
                U.S. Agencies                          48,678              100             (953)       47,825
                Corporate securities                   42,712              312             (520)       42,504
                Mortgage Backed Securities                300               17                            317
                                                    ----------------------------------------------------------
                                                      103,176              469           (1,473)      102,172

HTM SECURITIES:
                U.S. Agencies                           1,900                5               (1)        1,904
                Municipal securities                   31,194              872             (314)       31,752
                Corporate securities                    4,037                1              (11)        4,027
                Mortgage Backed Securities                 95                                (3)           92
                Certificates of deposit                 3,600                                           3,600
                                                    ----------------------------------------------------------
                        Totals                        $40,826             $878            ($329)      $41,375
                                                    ----------------------------------------------------------

                        Totals                       $144,002           $1,347          ($1,802)     $143,547
                                                    ==========================================================



                                                              MATURITY SCHEDULE OF SECURITIES

                                                        Available For Sale        Held To Maturity
                                                    Amortized          Fair     Amortized      Fair
       MATURITY                                          Cost         Value          Cost     Value
       --------                                          ----         -----          ----     -----
        0-1 Yr                                        $22,709       $22,712        $9,762    $9,751
        1-5 Yrs                                        26,271        26,241         1,244     1,277
        5-10 Yrs                                       52,654        51,677        17,158    17,486
       Over 10 Yrs                                      1,542         1,542        12,662    12,861
                                                    ------------------------------------------------
                                                     $103,176      $102,172       $40,826   $41,375
                                                    ================================================

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 2 - (Continued)
- --------------------------------------------------------------------------------

                                        CHANGES IN AFS AND HTM SECURITIES

                For the Quarter Ended June 30, 1996:
                AFS SECURITIES
                Proceeds From Sales                                         $0
                Gross Realized Gains                                        --
                Gross Realized Losses                                       --
                Gross Gains & Losses Included In Earnings From
                        Transfers To The Trading Category                   --
                Net Change In Unrealized Holding Gains Or
                        Losses Included In The Separate
                        Component of Equity Capital                    ($1,586)

                HTM SECURITIES
                Sales Or Transfers From this Category                       $0

NOTE 3.         LOANS

                The following is an analysis of the loan portfolio by major type of loans:

                                               June 30, 1996     Dec 31, 1995
                                               -------------     ------------
                Commercial                        $121,942         $127,239
                Real Estate:
                        Commercial                 216,852          172,327
                        Construction               114,769           96,639
                        Residential                 95,540           92,711
                Instalment                          21,130           19,758
                                               ------------      -----------
                                                   570,233          508,674
                Unearned Fee Income                 (4,425)          (3,686)
                                               ------------      -----------
                        Total Loans               $565,808         $504,988
                                               ============      ===========


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

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- --------------------------------------------------------------------------------
                AND RESULTS OF OPERATIONS.
- --------------------------------------------------------------------------------


HIGHLIGHTS

Consolidated net income of the Corporation for the second quarter of 1996 was $3.6 million versus $3.0 million for the second quarter of 1995, or up 21.4%. The reasons for the results in 1996 were due to an increase in net interest income of $1.3 million, or 15.5%, and a reduction in overhead costs of $100 thousand, or 2.1%. This marks the fiftieth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the second quarter of 1995, unless otherwise stated.

Annualized return on average assets (ROA) was 1.96% in 1996, and 1.77% in 1995. Annualized return on average stockholder's equity (ROE) in 1996 was 20.23%, as compared to 20.96% in 1995. Earnings per share were $.53 for 1996, and $.44 for 1995. Earnings per share have been adjusted for the seven percent stock dividend paid on March 18, 1996.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The lending and other activities of Frontier are located in Snohomish County, Washington, but also include the northern part of King County, Washington. The major city in Snohomish County is Everett, and the major city in King County is Seattle, the largest city in the state. An important segment of the Snohomish County economy is the Boeing Company, which has its 747 and 777 assembly plant in Everett. Boeing also has other assembly plants and facilities in the Puget Sound area. In 1994, Boeing completed a workforce reduction of 19% which began in 1993. In 1995, there was an announcement that Boeing will continue its workforce reductions, which effected 12,000 additional personnel. Recently, however, Boeing announced they may need to hire 6,700 for new jobs. It has been reported that Boeing stagnates in the first half of the decade and grows in the second half. It may take awhile before the impact of increased employment can be noticed, if at all. Since the first quarter of 1995, management had noticed a decline in the number of loan applications. This trend continued into the first quarter of 1996, however, in the second quarter, loan demand has surged. Perhaps due to Boeing activity, or, perhaps, due to the near-term arrival of the aircraft carrier group to the new naval facility here in Everett, or, perhaps, a combination of the two coupled with ambient economic activity in other regions of Puget Sound. Regardless, the Corporation is experiencing an increase in net interest income, but remains cautiously optimistic.

BALANCE SHEET

Below are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

Period ended June 30,                       1996       1995      $ Change     % Change
- ---------------------                    ---------------------------------------------
Loans                                    $565,808    $480,891    $84,917        17.7%
Investments*                              142,998     134,651      8,347         6.2%
Federal Funds Sold                         12,070      54,180    (42,110)      -77.7%
Total Assets                             $755,852    $700,337    $55,515         7.9%

* Shown at amortized cost.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Balance Sheet - (Continued)
- --------------------------------------------------------------------------------

Period ended June 30,                              1996        1995         $ Change    % Change
- ---------------------                        ------------------------------------------------------------------
Noninterest bearing deposits                       $84,163    $77,263      $6,900         8.9%
Interest bearing deposits                          543,321    535,441       7,880         1.5%
                                             ------------------------------------------------------------------
Total deposits                                     627,484    612,704      14,780         2.4%
Federal Funds purchased
  and Repurchase Agreements                         10,602      1,180       9,422       798.5%
Long-term debt                                      40,123     22,662      17,461        77.0%
Capital                                            $71,977    $57,698     $14,279        24.7%

At quarter end 1996, loans were up 17.7% over the previous year, while investments increased 6.2%. At the end of the first quarter of 1996, loans had grown $11.8 million, or 2.3%, since the end of 1995. Increased loan demand in the second quarter added $49.0 million, or 9.5% to the loan totals. The year-to-date increase in loans for 1996 was $60.8 million, or 12.0%. For the first six months of 1995, loans increased only $10.4 million, or 2.2%.

To fund the rapid increase in loan demand in the second quarter of 1996, both the asset and liability sides of the balance sheet contributed. Federal funds sold decreased $42.1 million, or 77.7%, from the same period ended a year ago. Almost all of that decrease came in the second quarter, with funds declining $40.4 million, or 77.0%.

Investments increased over the last year by $8.3 million, or 6.2%, which was due, mainly, to systematic investing of excess funds in the second half of 1995.

On the liability side, deposits increased only 2.4% during this period, and, as a result of the increase in loan totals, federal funds purchased, repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) accounted for $26.9 million of the funding.

The mix of the interest bearing deposits looks somewhat different than it has in quarters prior to 1996. At quarter end 1996, NOW and Money Market accounts had increased $6.1 million, or 8.9%; savings accounts increased $5.7 million, or 4.0%, and time deposits continued to run off, but at a lower rate, decreasing $3.9 million, or 1.2%. In quarters prior to 1996, NOW and Money Market accounts were decreasing and time cd's were increasing.

In 1995, the prime rate hit a peak of 9.0% and leveled off in the third quarter. From the third quarter 1995 to present, the prime rate has declined three times to 8.25% today. At the end of the first quarter 1996, the change in net interest income, which is interest income less interest expense, was a decrease of $79 thousand. At the end of the second quarter 1996, the change was an increase of $1.3 million. This strong increase in the net interest margin (NIM), which is net interest income as an annualized percent of total average quarterly assets, was due to two factors. 1) Time cd's are repricing at lower rates, and 2) increased loan volume in the second quarter. The NIM for the second quarter of 1996 was 5.29% compared with 4.86% for the first quarter of 1996.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Net Interest Income
- --------------------------------------------------------------------------------

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

                                                             (In thousands)

Quarter ended June 30,                     1996         1995         $ Change        % Change
- ----------------------                     ----         ----         --------        --------
Loans                                   $540,717      $479,328       $61,389           12.8%
Investments                         *    143,082       135,717         7,365            5.4%
Federal Funds Sold                        16,786        26,494        (9,708)            NM
Total Earning Assets                     700,585       641,539        59,046            9.2%
                                      ----------------------------------------------------
Total Assets                             733,721       670,402        63,319            9.4%

Noninterest bearing deposits              80,558        70,766         9,792           13.8%
Interest bearing deposits                546,009       512,968        33,041            6.4%
                                      ----------------------------------------------------
Total deposits                           626,567       583,734        42,833            7.3%
Fed Funds purchased
     and repurchase agreements            12,773           329        12,444         3782.4%
Long-term Debt                            16,388        22,993        (6,605)         -28.7%
Capital                                   71,229        56,614        14,615           25.8%

Total interest income                     16,908        15,565         1,343            8.6%
Total interest expense                     7,201         7,118            83            1.2%
                                      ----------------------------------------------------
Net Interest Income                       $9,707        $8,447        $1,260           14.9%

*  Shown at amortized cost.

In 1996, average earning assets as a percent of total average assets were 95.6%, and 95.7% in 1995. This ratio indicates how efficiently assets are being utilized. Average loans were 73.7% and 71.5% respectively, indicating a solid increase in the second quarter of 1996. Investments as a percent of average assets for the same periods were 19.6% as compared to 20.2%. Federal funds sold decreased $9.7 million, or 36.6% due to increased loan demand in the second quarter.

Total deposits, on an average balance basis, increased 7.3%. Not indicated in the table above are the components of interest bearing deposits which increased 6.4%. NOW and Money Market accounts

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Net Interest Income - (Continued)
- --------------------------------------------------------------------------------

increased $4.7 million, or 7.0%; savings accounts decreased $3.8 million, or 2.5%, and time cd's increased $32.1 million, or 10.6%.

The yield on earning assets in 1996 decreased .06%, from 9.84% in 1995 to 9.78% in 1996. The cost of interest bearing liabilities decreased .30%, from a 5.38% in 1995 to a 5.08% in 1996. When comparing the second quarter of 1996 to the first quarter of 1996, liabilities are repricing at a faster rate.

On a tax equivalent basis, net interest income was $9.7 million in 1996, versus $8.4 million in 1995. For an increase in net interest income of $1.3 million.

During the second quarter, interest income increased $1.4 million, and interest expense increased $.1 million, for a net change in net interest income of $1.3 million.

The increase in the average balance of earning assets increased interest income by $1.6 million, and a decrease in interest rates decreased interest income by $.2 million, for a net increase of $1.4 million.

The yield on loans decreased from 10.84% in 1995 to 10.61% in 1996. Real estate mortgage loans had the only increase in yield from 10.26% to 10.33%. Real estate commercial loans decreased in yield from 10.28% to 10.12%. Real estate construction loans declined in yield from 12.69% to 12.24%. Business loans decreased from 10.73% to 10.41%, and installment loans decreased from 10.00% to 9.58%. The yield on investments increased from 7.05% in 1995 to 7.17% in 1996, and the yield on Fed Funds sold decreased from 6.13% in 1995 to 5.36% in 1996.

The increase in the average balance of interest bearing liabilities increased interest expense by $.6 million, and the rates paid on interest bearing liabilities decreased interest expense by $.5 million, for a total increase during the period of $.1 million.

The cost of NOW and money market accounts went from 3.16% in 1995, to 2.92% in 1996. Savings accounts cost decreased from 4.24% in 1995 to 4.03% in 1996, and time cd's decreased in cost from 6.42% in 1995 to 6.00% in 1996. Short term borrowings decreased from 5.76% to 5.02%, and long term debt cost was 5.98% in 1995 and 5.34% in 1996.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased in the second quarter by $50 thousand due to an increase in loan service fee income of $24 thousand, and an increase in trust department fees of $41 thousand, or 27.9%. Broker loan fees remained almost flat at $35 thousand. Service charge income was down slightly despite an increase in demand and interest bearing checking accounts of 251 accounts. Higher average balances account for the decrease.

The market value of trust assets at quarter end 1996 was $109.6 million, as compared to $93.0 million for the prior year, or an increase of $16.6 million, or 17.8%.

Total noninterest expenses decreased $100 thousand, or 2.1% in 1996. Salaries and Employee Benefits increased $257 thousand, to $2.7 million, or 10.6%. Salaries, alone, increased $192 thousand to $2.1 million, or 10.0% from $1.9 million a year ago. Employee benefits increased $65 thousand to $.6

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Noninterest Income and Expense - (Continued)
- --------------------------------------------------------------------------------

million, or 13.1% from $.5 million a year ago. The increase in salaries was due to an increase in staff over the year and merit raises. The employee benefits increase of $65 thousand was attributable to an increase in the profit sharing reserve of $52 thousand, of which part was a timing difference. Deferred personnel costs associated with deferred loan fees increased $30 thousand, to $235 thousand.

Occupancy expense increased $28 thousand, or 5.1% in 1996. 39.3%, or $226 thousand of occupancy expense was depreciation in 1996, and $212 thousand, or 38.8% was depreciation expense in 1995. Excluding depreciation, occupancy expense increased $16 thousand.

Other expense declined $386 thousand in 1996, or 21.6%. This decrease is due mainly to the elimination of FDIC insurance premiums for the 1996 period. In 1995, the FDIC reached its mandatory funding level, and, if a bank is classified as "well capitalized", as Frontier is, then no premiums are payable until such time as the Bank Insurance Fund drops below the level established by law.

LOANS

IMPAIRED ASSETS (Previously known as non-performing assets)

Non-performing assets are summarized as follows:

                                                     (In thousands)
Period Ended June 30,                             1996         1995
- ---------------------------------------           ----         ----
Non-accruing loans                            $  2,121     $  1,926
Loans past due 90 days or more and
  still accruing                                     0            5
Restructured loans                                 136          139
Other real estate owned                            567        1,246
                                              ---------------------
         Total non-performing loans           $  2,824     $  3,316
                                              =====================

Total loans at end of period                  $565,808     $480,891
                                              ---------------------

As a percent of total loans outstanding           0.50%        0.69%
                                              =====================

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned is comprised of four separate parcels of which one is a house and the remainder are commercial land parcels. There is an agreement to purchase contingent on building permits on one parcel, and one other is sold on terms. As of June 30, 1996, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------
Impaired Assets - (Continued)
- --------------------------------------------------------------------------------

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $98.1 million in 1996, or 17.3% of total loans, and $81.2 million in 1995, or 16.9% of total loans. Many years ago, management established a real estate loan committee which meets quarterly to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area has enjoyed a stable real estate market. Lower interest rates in the spring of 1996 helped facilitate a strong level of sales and real estate activity in general. Recently, interest rates have edged up, however, no significant slowdowns are noted at this time, and management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At June 30, 1996 and 1995, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended June 30, 1996, the allowance for possible loan losses decreased to $12.2 million, or 2.15% of total loans, from $12.7 million, or 2.63% of total loans in 1995. The current decline is primarily the result of recent loan portfolio growth. Net loan losses for 1996 are $248 thousand. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

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

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 1996 and 1995. This discussion addresses those periods of time.

Net cash provided by operating activities in 1996 totaled $7.6 million as compared to $7.8 million in 1995. The largest component providing net cash was income of $7.2 million in 1996 and $6.1 million in 1995.

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------
Liquidity - (Continued)
- --------------------------------------------------------------------------------

Real estate secondary market loans originated for sale in 1996 were up $3.9 million, from the same period in 1995. This is a change in the trend from last year when secondary market loans were declining substantially due to increasing long-term interest rates. The 1996 year-to-date cash flows from this function look favorable for increased fee income.

Investing activities for 1996 were heavily concentrated in the loan portfolio which required $61.2 million in funding. Investment maturities were reinvested prior to the upswing in loan demand. Net cash flows of $43.9 million from federal funds sold were used to fund the growth in the loan portfolio.

In 1996, a change in the trend of financing activities has occurred. For several quarters now, the growth in assets has been funded by core deposits and cd's were declining. This is evidenced by the large cash flows from cd's in the 1995 period of $122.4 million. Note, however, that in 1996, cd's required cash flows, while core deposits provided cashflows. Management is responsible for the change in this trend by reducing the rates paid on cd's in 1995 several times. This is also true in 1996 up until the second quarter when increased cd rates were necessary to fund loan growth.

Management has many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. In addition to AFS securities, treasury and agency securities in the HTM securities portfolio are also subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

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

At the end of the second quarter of 1995, the gap of the Corporation was a negative (15.7%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that decreasing general interest rates would increase the NIM. Since that time, the Corporation decreased prime rate

- --------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------
Interest Rate Sensitivity - (Continued)
- --------------------------------------------------------------------------------

three times from 9.00% to 8.25%, and the NIM did, in fact, increase from 5.04% to 5.29% at the end of June 1996. At the end of June 1996, the gap became more negative and increased to (25.1%) of earning assets. This indicates that over the past year, the Corporation has become more liability sensitive. Although the gap acted as defined in this instance, the gap should not be relied upon as an accurate gauge of what will happen to future earnings if interest rates move. The gap cannot anticipate management actions with regard to when rates are actually increased or decreased, and to what degree, but the gap does indicate the ability management may have to change rates.

THE CORPORATION DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS OR HEDGES, OR OTHER DERIVATIVE SECURITIES.

CAPITAL

In 1994, the Federal Reserve and other regulatory agencies issued final amendments to its risk-based capital rules. Under these rules, institutions are directed not to include in Tier I & II capital, the net unrealized holding gains (losses) on available-for-sale securities. In addition, net unrealized losses on marketable equity securities should continue to be deducted when computing Tier I & II capital. This rule has the effect of valuing available-for-sale debt securities at amortized cost, rather than fair value, for purposes of calculating the risk-based and leverage capital ratios. Therefore, the Corporation will now report capital for both financial statement purposes and regulatory purposes.

Consolidated capital of the Corporation for financial statement purposes at second quarter end 1996 was $72.0 million. This amount compares to $57.7 million at June 30, 1995, an increase of $14.3 million, or 24.8%. Almost all of the increase was attributable to retained earnings.

Under the regulatory rules referred to above, banks and holding companies are required to maintain a minimum "leverage" ratio (primary capital ratio) of core capital (which excludes the allowance for loan losses) to total average assets for the current quarter. For the most highly rated holding companies, this ratio must be at least 3 percent, and for others, it must be 4 or 5 percent. At June 30, 1996, the Corporation's leverage ratio was 9.85%, compared to 8.56% at quarter end 1995. In addition, holding companies are required to meet minimum risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholder's equity, less goodwill and some intangibles, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 11.48% and 12.74% at June 30, 1996, and 10.34% and 11.60% at June 30, 1995.

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

Item     4. Submission of Matters to a Vote of Security Holders

         The 1996 Annual Meeting of Shareholders was held on April 16, 1996. At that meeting, the only item to be voted upon was the election of directors. Of 6,770,328 shares outstanding and authorized to vote, 5,373,072 were represented in person or by proxy. There were proxies representing 4,818,102 shares, and there were persons in attendance representing 554,970 shares. 79.4% of the total outstanding shares were represented at the meeting. Each incumbent director was re-elected as shown below with the affirmative votes cast for each director indicated next to their name.

         Robert J. Dickson    5,362,909         J. Donald Regan        5,362,106
         David A. Dujardin    5,362,909         Roger L. Rice          5,344,453
         Edward D. Hansen     5,361,764         Roy A. Robinson        5,362,325
         William H. Lucas     5,354,115         William J. Robinson    5,343,000
         James H. Mulligan    5,354,881         Edward C. Rubatino     5,362,909
         Alwyn L. Nelson      5,334,921         Arthur W. Skotdal      5,322,290
         Edward J. Novack     5,362,909

Item     5. Other Information

         During the month of April 1996, the Bank received regulatory approvals to open a branch at 2825 NE 125th St., Seattle (Lake City), Washington. Lake City is in the northern part of Seattle. The branch will be named the Lake City Office, and will open in August 1996.

         At the June 1996 meeting of the Board of Directors, Chairman of the Board, Mr. Skotdal and Director Nelson resigned from the boards of the Corporation, Bank and FFP, Inc. Their resignations were not due to a disagreement on any matter relating to the Corporation's operations, policies or practices.

Item     6. Exhibits and Reports on Form 8-K

            (a)(11)        Computation of earnings per share is attached as
                           Exhibit II.

               (27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

            (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended June 30, 1996.

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



                                              FRONTIER FINANCIAL CORPORATION



Date:  July 24, 1996                          /s/ James F. Felicetty
       --------------------                   ----------------------------------
                                              James F. Felicetty
                                              Secretary/Treasurer