Form 10-Q
period 1996-09-30
FRONTIER FINANCIAL CORP /WA/
filed 1996-11-08
CIK 716457

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the Quarter ended September 30, 1996
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

                           Common Stock (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/     No  / /

The issuer has one class of common stock (no par value) with 6,815,671 shares outstanding as of September 30, 1996.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 1996


PART I - Financial Information                                                   Page
                                                                                 ----
       Item 1. Financial Statements.

               Consolidated Balance Sheet - September 30, 1996
               and Year End 1995.                                                  1

               Consolidated Statement of Income - Three Months and Nine Months
               Ended September 30, 1996 and 1995.                                  2

               Consolidated Statement of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995.                                 3-4

               Statement of Changes in Stockholder's Equity -
               September 30, 1996.                                                 5

               Notes                                                              6-8

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operation.                                          9-16

PART II - Other Information

       Item 1. Legal Proceedings.                                                  17

       Item 4. Submission of Matters to a Vote of Security Holders.                17

       Item 5. Other Information.                                                  17

       Item 6. Exhibits and Reports on Form 8-K.                                   17

               Signature                                                           18

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)

                                                                    (In thousands)
                                                            September 30,     December 31,
ASSETS                                                          1996              1995
                                                              ---------        ---------
Cash & Balances Due from Depositary Institutions              $  25,602        $  19,708
Securities: (Note 2)
 Available for Sale-Market Value                                100,985          102,300
 Held to Maturity-Amortized Cost (Market Value 12-31-95,         38,885           42,676
                                                              ---------        ---------
         Total Securities                      $43,889)         139,870          144,976
Federal Funds Sold                                                7,795           55,930
Loans: (Note 3)
Loans, Net of Unearned Income                                   587,674          504,717
Less: Allowance for Loan Losses                                 (13,010)         (11,897)
                                                              ---------        ---------
         Net Loans                                              574,664          492,820
 Mortgage Loans Held for Sale                                       278              271
Premises & Equipment, Net                                        13,606           11,758
Other Real Estate Owned                                             444              590
Intangible assets                                                   416              473
Other Assets                                                     10,145            8,657
                                                              ---------        ---------
    TOTAL ASSETS                                              $ 772,820        $ 735,183
                                                              =========        =========
LIABILITIES

Deposits:
 Non-Interest Bearing                                         $  82,923        $  83,281
 Interest Bearing                                               558,296          557,937
                                                              ---------        ---------
          Total Deposits                                        641,219          641,218
Federal Funds Purchased                                           2,633            2,935
Securities sold under repurchase agreements                       8,207            4,661
Federal Home Loan Bank advances                                  37,500           15,000
Long-term debt                                                      129              136
Other Liabilities                                                 7,034            5,880
                                                              ---------        ---------
         TOTAL LIABILITIES                                      696,722          669,830
                                                              ---------        ---------

EQUITY CAPITAL (Note 4)

Common Stock                                                     57,130           44,084
Unrealized Gains/(Losses) on AFS Securities
          Net of Tax effect(Note 2)                                (629)             933
Retained Earnings                                                19,597           20,336
                                                              ---------        ---------
          TOTAL CAPITAL                                          76,098           65,353
                                                              ---------        ---------
TOTAL LIABILITIES & CAPITAL                                   $ 772,820        $ 735,183
                                                              =========        =========

--------------------------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        ------------------                  -----------------
                                                   Sept. 30,        Sept. 30,           Sept. 30,         Sept. 30,
                                                   ---------        ---------           ---------         ---------
                                                     1996             1995                1996              1995
                                                     ----             ----                ----              ----
INTEREST INCOME
  Interest & Fees on Loans                      $    14,877        $    13,217        $    42,320        $    38,787
  Interest on Investments                             2,318              3,043              7,826              7,844
                                                -----------        -----------        -----------        -----------
                Total Interest Income                17,195             16,260             50,146             46,631
                                                -----------        -----------        -----------        -----------
INTEREST EXPENSE
  Interest on Deposits                                6,721              7,667             20,889             20,200
  Interest on Borrowed Funds                            716                228              1,396              1,195
                                                -----------        -----------        -----------        -----------
                Total Interest Expense                7,437              7,895             22,285             21,395
                                                -----------        -----------        -----------        -----------
Net Interest Income                                   9,758              8,365             27,861             25,236
                                                -----------        -----------        -----------        -----------
PROVISION FOR LOAN LOSSES                              (700)              (325)            (1,200)            (1,175)

NONINTEREST INCOME
  Securities Gains/(Losses)                               0                  0                  0                 (4)
  Service Charges on Deposit Accounts                   388                382              1,179              1,192
  Other Noninterest Income                              740                509              1,639              1,373
                                                -----------        -----------        -----------        -----------
                Total Noninterest Income              1,128                891              2,818              2,561

NONINTEREST EXPENSE
  Salaries & Employee Benefits                        2,695              2,406              7,943              7,367
  Occupancy Expense                                     616                566              1,635              1,694
  Other Noninterest Expense                             797                777              2,955              3,563
                                                -----------        -----------        -----------        -----------
                Total Noninterest Expense             4,108              3,749             12,533             12,624

INCOME BEFORE INCOME TAX                              6,078              5,182             16,946             13,998
                                                -----------        -----------        -----------        -----------
APPLICABLE INCOME TAX                                (2,097)            (1,748)            (5,729)            (4,513)

                NET INCOME                      $     3,981        $     3,434        $    11,217        $     9,485
                                                ===========        ===========        ===========        ===========

Average Number of Shares Outstanding
  for the Period                                  6,793,075          6,745,813          6,793,075          6,745,813

PER SHARE COMMON STOCK                          $      0.59        $      0.51        $      1.65        $      1.41
                                                ===========        ===========        ===========        ===========

----------------------------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
(Unaudited)

                                                                   (In thousands)
                                                                 NINE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                      Sept. 30, 1996   Sept. 30, 1995
------------------------------------                      --------------   --------------
Net Income                                                   $ 11,217        $   9,485
Adjustments to reconcile net income to net
cash provided by operating activities
                Depreciation and amortization                   1,017              710
                Provision for loan losses                       1,200            1,175
                Provision for losses on ORE                         0                0
                Increase in income taxes payable                  411             (119)
                Decrease in interest receivable                  (588)            (692)
                Increase(Decrease) in interest payable           (461)           1,583
                Loss on sale of HTM securities                      0               (4)
                Loans originated for sale                     (16,389)         (13,198)
                Proceeds from sale of loans                    16,216           12,513
                Other operating activities                        906            1,472
                                                             --------        ---------

Net cash provided by operating activities                      13,529           12,925
                                                             --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                             48,135          (62,200)
Proceeds from sales of HTM securities                               0               88
Proceeds from maturities of investments                        26,206           10,763
Purchase of AFS securities                                     (8,237)         (12,365)
Purchase of HTM securities                                    (14,276)            (713)
Net cash flows from loan activities                           (84,312)         (23,359)
Purchases of premises and equipment                              (880)            (368)
Proceeds from the sale of other real estate                       305            1,325
Cash invested in other real estate                               (281)            (101)
Other investing activities                                          1                0
                                                             --------        ---------
Net cash used by investing activities                         (33,339)         (86,930)
                                                             --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit accounts                          11,440          (40,870)
Net change in certificates of deposit                         (11,922)         145,418
Proceeds from issuance of stock                                   119               91
Principal payments on long term debt                             (112)            (779)
Advances from FHLB                                             35,000                0
Repayment of FHLB advances                                    (12,500)         (22,500)
Net change in Federal Funds purchased                           3,244           (4,110)
Other financing activities                                        435                2
                                                             --------        ---------
Net cash provided by financing activities                      25,704           77,252
                                                             --------        ---------



(Continued on next page)              -3-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)

                                                          (In thousands)

                                                         NINE MONTHS ENDED
                                                         -----------------
                                                    Sept. 30, 1996  Sept. 30, 1995
                                                    --------------  --------------
INCREASE IN CASH AND DUE FROM BANKS                     $ 5,894       $ 3,247

CASH & DUE FROM BANKS AT BEGINNING
                OF YEAR                                  19,708        22,081
                                                        -------       -------

CASH AND DUE FROM BANKS AT END
                OF PERIOD                               $25,602       $25,328
                                                        =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                  $22,764       $19,784
Cash paid during the year for income taxes                5,416         4,630
Real estate taken as settlement for loan
  obligations                                                 0           883
Real estate taken as settlement for loan
  obligations - financed by bank                        $   570       $    90

--------------------------------------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
(Unaudited)

(In thousands, except for number of shares)                                                    Net Unrealized
                                                 Common Stock                    Retained      Gains (Losses)
                                                 Shares             Amount        Earnings     On Securities         Total
                                                 ------             ------        --------     -------------         -----
Balance, December 31, 1993                       3,799,477          34,678        6,489                              41,167
--------------------------                       =========          ======      =======            ======            ======
Adoption of SFAS No. 115                                                                           $1,143             1,143
Net Income for 1994                                                              10,360                              10,360
Stock Options Exercised                             16,100              96                                               96
10% Stock Dividend                                 380,295           9,128       (9,128)
Fractional Shares Purchased                            563              15                                               15
Valuation of Available For Sale
  Securities                                                                                       (2,322)           (2,322)
                                                 ---------         -------      -------            ------           -------
Balance, December 31, 1994                       4,196,435          43,917        7,721            (1,179)           50,459
                                                 =========         =======      =======             =====           =======
Net Income for 1995                                                              12,615                              12,615
Stock Options Exercised                             24,821             159                                              159
Three-for-two Stock Split                        2,100,651                                                                0
Fractional Shares Purchased                            348               8                                                8
Unrealized gains on transfer from held to
  maturity to available for sale, net of
  tax effect                                                                                          237               237
Valuation of Available for Sale
  Securities                                                                                        1,875             1,875
                                                 ---------         -------      -------            ------           -------
Balance, December 31, 1995                       6,322,255         $44,084      $20,336             $ 933           $65,353
                                                 =========         =======      =======             =====           =======
Net Income for the first
   nine months of 1996                                                           11,217                              11,217
Stock Options Exercised                             16,288              99                                               99
7% Stock Dividend                                  442,831          11,956      (11,956)                                  0
Fractional Shares Purchased                            797              20                                               20
Shares exchanged for minority
                investment                          33,500             971                                              971
Valuation of Available for Sale
  Securities                                                                                       (1,562)           (1,562)
                                                 ---------         -------      -------            ------           -------
Balance, September 30, 1996                      6,815,671         $57,130      $19,597            ($ 629)          $76,098
                                                 =========         =======      =======             =====           =======

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for year-end December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

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

         At September 30, 1996, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - (Continued)


The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 1996:


             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

             (In thousands)                              Amortized    Gross Unreal-     Gross Unreal-      Aggregate
                                                              Cost      ized Gains       ized Losses       Fair Value
                                                         ---------    -------------     -------------      ----------
AFS SECURITIES:
                Equities                                  $  9,107       $   9,107
                U.S. Treasuries                              2,759              24            2,783
                U.S. Agencies                               46,767             113             (903)         45,977
                Corporate securities                        43,041             364             (582)         42,823
                Mortgage Backed Securities                     280              15              295
                                                          --------       ---------        ---------        --------
                                                           101,954             516           (1,485)        100,985

HTM SECURITIES:
                U.S. Agencies                                1,250               3               (2)          1,251
                Municipal securities                        30,640             771             (130)         31,281
                Corporate securities                         2,624              (2)           2,622
                Mortgage Backed Securities                      96              96
                Certificates of deposit                      4,275           4,275
                                                          --------       ---------        ---------        --------
                        Totals                            $ 38,885       $     774        ($    134)       $ 39,525
                                                          --------       ---------        ---------        --------

                        Totals                            $140,839       $   1,290        ($  1,619)       $140,510
                                                          ========       =========        =========        ========




                         MATURITY SCHEDULE OF SECURITIES

                                                              Available For Sale               Held To Maturity
                                                              ------------------               ----------------
                                                         Amortized            Fair        Amortized            Fair
 MATURITY                                                     Cost           Value             Cost           Value
 --------                                                     ----           -----             ----           -----
  0-1 Yr                                                  $ 24,604       $  24,608        $   8,363        $  8,364
  1-5 Yrs                                                   25,305          25,353            1,144           1,173
  5-10 Yrs                                                  50,515          49,482           16,945          17,434
 Over 10 Yrs                                                 1,530           1,542           12,433          12,554
                                                          --------       ---------        ---------        --------
                                                          $101,954       $ 100,985        $  38,885        $ 39,525
                                                          ========       =========        =========        ========

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - (Continued)


                        CHANGES IN AFS AND HTM SECURITIES

                For the Quarter Ended September 30, 1996:
                -----------------------------------------
                AFS SECURITIES
                --------------
                Proceeds From Sales                                $0
                Gross Realized Gains                               --
                Gross Realized Losses                              --
                Gross Gains & Losses Included In Earnings From
                        Transfers To The Trading Category          --
                Net Change In Unrealized Holding Gains Or
                        Losses Included In The Separate
                        Component of Equity Capital              ($23)

                HTM SECURITIES
                --------------
                Sales Or Transfers From this Category              $0


NOTE 3.   LOANS
          The following is an analysis of the loan portfolio by major type of loans:

                        Sept. 30, 1996    Dec 31, 1995
                        --------------    ------------
Commercial                 $ 120,127        $ 127,239
Real Estate:
        Commercial           226,727          172,327
        Construction         126,066           96,639
        Residential           97,261           92,711
Instalment                    22,095           19,758
                           ---------        ---------
                             592,276          508,674
Unearned Fee Income           (4,324)          (3,686)
                           ---------        ---------
        Total Loans        $ 587,952        $ 504,988
                           =========        =========


NOTE 4. The Board of Directors declared a three-for-two stock split and a 7% stock dividend which were paid March 20, 1995 and March 18, 1996 respectively.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of the Corporation for the third quarter of 1996 was $4.0 million versus $3.4 million for the third quarter of 1995, or up 15.9%. The reason for the increase in net income in 1996 was due to an increase in net interest income of $1.4 million, or 16.6%. This marks the fifty-first consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the third quarter of 1995, unless otherwise stated.

Annualized return on average assets (ROA) was 2.10% in 1996, and 1.92% in 1995. Annualized return on average stockholder's equity (ROE) in 1996 was 21.18%, as compared to 22.94% in 1995. Earnings per share were $.59 for 1996, and $.51 for 1995. Earnings per share have been adjusted for the seven percent stock dividend paid on March 18, 1996.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The lending and other activities of Frontier are located in Snohomish County, Washington, but also include the northern part of King County, Washington. The major city in Snohomish County is Everett, and the major city in King County is Seattle, the largest city in the state. An important segment of the Snohomish County economy is the Boeing Company, which has its 747 and 777 assembly plant in Everett. Boeing also has other assembly plants and facilities in the Puget Sound area. In 1994, Boeing completed a workforce reduction of 19% which began in 1993. In 1995, there was an announcement that Boeing will continue its workforce reductions, which effected 12,000 additional personnel. This year, however, Boeing announced the need to hire 6,700. It has been reported that Boeing stagnates in the first half of the decade and grows in the second half. It may take awhile before the impact of increased employment can be noticed, if at all. Since the first quarter of 1995, management had noticed a decline in the number of loan applications. This trend continued into the first quarter of 1996, however, in the second and third quarter, loan demand has surged. Perhaps due to Boeing activity, or, perhaps, due to the activity generated by the near-term arrival of an aircraft carrier group to the new naval facility here in Everett, or, perhaps, a combination of the two coupled with ambient economic activity in other regions of Puget Sound. Regardless, the Corporation is experiencing an increase in net interest income, but remains cautiously optimistic.

BALANCE SHEET

Below are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

Period ended September 30,           1996           1995       $ Change         % Change
--------------------------           ----           ----       --------         --------
Loans                            $587,952       $494,748       $ 93,204            18.8%
Investments                       139,870        140,572           (702)           -0.5%
Federal Funds Sold                  7,795         63,320        (55,525)          -87.7%
Total Assets                     $772,820       $733,047       $ 39,773             5.4%

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

Period ended September 30,             1996           1995       $ Change        % Change
--------------------------             ----           ----       --------        --------
Noninterest bearing deposits       $ 82,923       $ 80,228       $  2,695            3.4%
Interest bearing deposits           558,296        563,923         (5,627)          -1.0%
                                   --------       --------       --------          -----
Total deposits                      641,219        644,151         (2,932)          -0.5%
Federal Funds purchased
  and Repurchase Agreements          10,840          5,505          5,335           96.9%
Long-term debt                       37,629         15,173         22,456          148.0%
Capital                            $ 76,098       $ 61,103       $ 14,995           24.5%

At quarter end 1996, loans were up $93.2 million, or 18.8% over the previous year, 16.4%, or $83.0 million of which has been added in 1996. For the first nine months of 1995, loans had increased only $24.2 million, or 5.2%.

To fund the increase in loan demand in the third quarter of 1996, both the asset and liability sides of the balance sheet contributed. Federal funds sold decreased $55.5 million, or 87.7%, from the same period ended a year ago.

Investments decreased over the last year by $702 thousand, or .5%, which was due to maturities not being reinvested.

On the liability side, deposits decreased .5% during this period, so loans, federal funds purchased, repurchase agreements, borrowings from the Federal Home Loan Bank (FHLB), and increased capital accounted for $42.8 million of the funding.

The mix of the interest bearing deposits looks somewhat different than it has in quarters prior to 1996. At quarter end 1996, NOW and Money Market accounts had increased $8.4 million, or 11.9%; savings accounts decreased $1.5 million, or 1.0%, and time deposits continued to run off, decreasing $12.5 million, or 3.6%. In quarters prior to 1996, NOW and Money Market accounts were decreasing and time cd's were increasing.

In 1995, the prime rate hit a peak of 9.0% and leveled off in the third quarter. From the third quarter 1995 to present, the prime rate has declined three times to 8.25%. At the end of the first quarter 1996, the change in net interest income, which is interest income less interest expense, was a negative $79 thousand. At the end of the third quarter 1996, the change was an increase of $1.4 million. This strong increase was due to two factors. 1) Time cd's are repricing at lower rates, and 2) increased loan volume. The net interest margin
(NIM), which is net interest income as an annualized percent fo total average quarterly assets, by quarter in 1996 was 5.29% for the third quarter, compared with 5.29% for the second quarter of 1996, and 4.86% for the first quarter of 1996.

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
                                 (In thousands)

Quarter ended September 30,            1996            1995        $ Change           % Change
---------------------------            ----            ----        --------           --------
Loans                                $578,439       $485,364       $  93,075             19.2%
Investments                  *        142,136        136,229           5,907              4.3%
Federal Funds Sold                      4,417         60,023         (55,606)              NM
Total Earning Assets                  724,992        681,616          43,376              6.4%
                                     --------       --------       ---------            -----

Total Assets                          756,701        714,641          42,060              5.9%

Noninterest bearing deposits           79,926         75,447           4,479              5.9%
Interest bearing deposits             542,511        554,810         (12,299)            -2.2%
                                     --------       --------       ---------            -----
Total deposits                        622,437        630,257          (7,820)            -1.2%
Fed Funds purchased
     and repurchase agreements         12,065          1,903          10,162            534.0%
Long-term Debt                         39,943         15,338          24,605            160.4%
Capital                                75,195         59,893          15,302             25.5%

Total interest income                  17,445         16,521             924              5.6%
Total interest expense                  7,429          7,895            (466)            -5.9%
                                     --------       --------       ---------            -----
Net Interest Income                  $ 10,016       $  8,626       $   1,390             16.1%

*  Shown at amortized cost.

Earning Assets

In 1996, average earning assets as a percent of total average assets were 95.8%, and 95.4% in 1995. This ratio indicates how efficiently assets are being utilized. Average loans were 76.4% and 67.9% respectively, indicating a solid increase in 1996. Investments as a percent of average assets for the same periods were 18.8% as compared to 19.1%. Average federal funds sold decreased to $4.4 million from $60.0 million due to increased loan demand in 1996.

Total average deposits decreased $7.8 million, or 1.2%. Not indicated in the table above are the components of interest bearing deposits which, in total, decreased $12.3 million, or 2.2%. Average

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income - (Continued)

NOW and Money Market accounts increased $2.1 million, or 3.0%; savings accounts increased $2.6 million, or 1.8%, and time cd's decreased $16.9 million, or 5.0%.

The yield on earning assets in 1996 decreased .07%, from 9.62% in 1995 to 9.55% in 1996. The cost of interest bearing liabilities decreased .52%, from a 5.48% in 1995 to a 4.96% in 1996.

On a tax equivalent basis, net interest income was $10.0 million in 1996, versus $8.6 million in 1995, for an increase in net interest income of $1.4 million.

For the third quarter, interest income increased $.9 million, and interest expense decreased $.5 million, for a net change in net interest income of $1.4 million.

The increase in the average balance of earning assets increased interest income by $1.8 million, and a decrease in interest rates decreased interest income by $.9 million, for a net increase of $.9 million.

The yield on total loans decreased from 10.81% in 1995 to 10.21% in 1996. Real estate commercial loans decreased in yield from 10.66% to 10.23%. Real estate construction loans declined in yield from 13.08% to 11.72%. Business loans decreased from 10.73% to 10.41%, and installment loans decreased from 10.01% to 9.93%. Real estate mortgage loans declined from 9.99% in 1995 to 9.82% in the current year. The yield on investments decreased from 7.08% in 1995 to 6.99% in 1996, and the yield on Fed Funds sold decreased from 5.72% in 1995 to 5.08% in 1996.

Interest Bearing Liabilities

The increase in the average balance of interest bearing liabilities increased interest expense by $.2 million, and the rates paid on interest bearing liabilities decreased interest expense by $.7 million, for a total decrease during the period of $.5 million.

The cost of NOW and money market accounts went from 3.29% in 1995, to 2.96% in 1996. Savings accounts cost decreased from 4.18% in 1995 to 4.00% in 1996, and time cd's decreased in cost from 6.48% in 1995 to 5.76% in 1996. Short term borrowings decreased from 5.42% to 4.84%, and long term debt cost was 5.30% in 1995 and 5.55% in 1996.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased at the end of the third quarter by $237 thousand, or 26.6%, due to an increase in loan service fee income of $10 thousand, or 27.8% and an increase in trust department fees of $27 thousand, or 18.1%. Investment and Insurance Services fees increased $23 thousand, or 109.5%. Service charge income was up only $6 thousand despite an increase of 355 accounts, or 1.9%, during the period. Higher average balances are being maintained by the customer base.

The market value of trust assets at quarter end 1996 was $112.1 million, as compared to $101.3 million for the prior year, an increase of $10.8 million, or 10.1%.

Total noninterest expenses increased $359 thousand, or 9.6% in 1996. Salaries and Employee Benefits increased $289 thousand, to $2.7 million, or 12.0%. Salaries, alone, increased $209 thousand to $2.1 million, or 11.0% from $1.9 million a year ago. Employee benefits increased $80 thousand to $.6

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Noninterest Income and Expense - (Continued)

million, or 16.0% from $.5 million a year ago. The increase in salaries was due an increase in staff over the year and merit raises. The employee benefits increase of $80 thousand was attributable to an increase in the profit sharing reserve of $52 thousand, or 13.9%, and increased social security taxes of $15 thousand, or 10.7%.

Occupancy expense increased $50 thousand, or 8.8% in 1996. 36.7%, or $226 thousand of occupancy expense was depreciation in 1996, and $219 thousand, or 38.7% was depreciation expense in 1995. Excluding depreciation, occupancy expense increased $43 thousand, or 12.4%, in 1996. The increase was attributable to increased maintenance and repair costs.

Other expense increased $20 thousand to $797 thousand.

LOANS

IMPAIRED ASSETS (Previously known as non-performing assets)

Non-performing assets are summarized as follows:

                                                                                                              (In thousands)
Period Ended September 30,                         1996            1995
--------------------------                         ----            ----
Non-accruing loans                               $  4,148        $  1,997
Loans past due 90 days or more and
  still accruing                                        0             124
Restructured loans                                    124             136
Other real estate owned                               444             687
                                                 --------        --------
                Total non-performing loans       $  4,716        $  2,944
                                                 ========        ========


Total loans at end of period                     $587,952        $494,748
                                                 --------        --------
As a percent of total loans outstanding              0.80%           0.60%
                                                 ========        ========

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned is comprised of three separate parcels of which one is a house and the remainder are commercial land parcels. There is an agreement to purchase contingent on building permits on one parcel, and one other is sold on terms. As of September 30, 1996, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Impaired Assets - (Continued)

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $108.4 million in 1996, or 18.4% of total loans, and $82.9 million in 1995, or 16.5% of total loans. Many years ago, management established a real estate loan committee which meets quarterly to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area has enjoyed a stable real estate market. Lower interest rates in the spring of 1996 helped facilitate a strong level of sales and real estate activity in general. Recently, interest rates have edged up, however, no significant slowdowns are noted at this time, and management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At September 30, 1996 and 1995, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended September 30, 1996, the allowance for possible loan losses decreased to $13.0 million, or 2.18% of total loans, from $13.2 million, or 2.66% of total loans in 1995. The current decline is primarily the result of recent loan portfolio growth. Net loan losses for 1996 are $87 thousand. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

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

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 1996 and 1995. This discussion addresses those periods of time.

Net cash provided by operating activities in 1996 totaled $13.5 million as compared to $12.9 million in 1995. The largest component providing net cash was income of $11.2 million in 1996 and $9.5 million in 1995.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity - (Continued)

Real estate secondary market loans originated for sale in 1996 were up $3.2 million, or 24.2%, from the same period in 1995. This is a change in the trend from last year when secondary market loans were declining substantially due to increasing long-term interest rates. The 1996 year-to-date cash flows from this function look favorable for increased fee income.

Investing activities for 1996 were heavily concentrated in the loan portfolio which required $84.3 million in funding. Net cash flows of $48.1 million from federal funds sold were used to help fund the growth in the loan portfolio, while amounts from maturities of investments were reinvested, mainly in the first quarter of 1996.

In 1996, a change in the trend of financing activities has occurred. Prior to 1996, the growth in assets has been funded by core deposits and cd's were declining. This is evidenced by the large cash flows from cd's in the 1995 period of $145.4 million. Note, however, that in 1996, cd's required cash flows, while core deposits provided cashflows. Management is responsible for the change in this trend by reducing the rates paid on cd's in 1995 several times. In the second quarter of 1996, however, management began increasing cd rates to fund loan growth.

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

At the end of the third quarter of 1995, the gap of the Corporation was a negative (15.7%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that decreasing general interest rates would increase the NIM. Since that time, the Corporation decreased prime rate

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Sensitivity - (Continued)

two times from 8.75% to 8.25%, and the NIM did, in fact, increase from 4.82% to 5.29% at the end of September 1996. At the end of September 1996, the gap became more negative and increased to (25.8%) of earning assets. This indicates that over the past year, the Corporation has become more liability sensitive. Although the gap acted as defined in this instance, the gap should not be relied upon as an accurate gauge of what will happen to future earnings if interest rates move. The gap cannot anticipate management actions with regard to when rates are actually increased or decreased, and to what degree, but the gap does indicate the ability management may have to change rates.

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

Consolidated capital of the Corporation for financial statement purposes at third quarter end 1996 was $76.1 million. This amount compares to $61.1 million at September, 1995, an increase of $15.0 million, or 24.5%. Almost all of the increase was attributable to retained earnings.

Under the regulatory rules referred to above, banks and holding companies are required to maintain a minimum "leverage" ratio (primary capital ratio) of core capital (which excludes the allowance for loan losses) to total average assets for the current quarter. For the most highly rated holding companies, this ratio must be at least 3 percent, and for others, it must be 4 or 5 percent. At September 30, 1996, the Corporation's leverage ratio was 10.10%, compared to 8.51% at quarter end 1995. In addition, holding companies are required to meet minimum risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance-sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholder's equity, less goodwill and some intangibles, while Tier II capital includes the allowance for possible loan losses, subject to 1.25% limitation of risk-adjusted assets. Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 11.82% and 13.08% at September 30, 1996, and 10.27% and 11.53% at September 30, 1995.

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

Item 4.         Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of security holders in this quarter.

Item 5.         Other Information

                During the month of April 1996, the Bank received regulatory approvals to open a branch at 2825 NE 125th St., Seattle (Lake
                City), Washington. Lake City is in the northern part of Seattle. The branch opened for business on August 12, 1996, and is named the Lake City Office.

                At the June 1996 meeting of the Board of Directors, Chairman of the Board, Mr. Arthur Skotdal and Director Alwyn Nelson resigned from the boards of the Corporation, Bank and FFP, Inc. Their resignations were not due to a disagreement on any matter relating to the Corporation's operations, policies or practices.

                The Bank has applied for and received approval to open a banking office in Skagit County, which is the northern contiguous county to Snohomish county. The office will be located at 1219 Nevitt, Burlington, Washington. It is anticipated that the office will open in early December.

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

                (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended September 30, 1996.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FRONTIER FINANCIAL CORPORATION



Date:  November 4, 1996                       /s/ James F. Felicetty
       ------------------                     ---------------------------------
                                              James F. Felicetty
                                              Secretary/Treasurer