Form 10-K405
period 1996-12-31
FRONTIER FINANCIAL CORP /WA/
filed 1997-03-25
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                         Commission File Number 0-15540

                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

         Washington                                91-1223535
-------------------------------            -------------------------
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

                           Common Stock (No Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by nonaffiliates at December 31, 1996 was $174,258,626 based on the price at December 31, 1996.

The issuer has one class of common stock (no par value) with 6,836,876 shares outstanding as of February 28, 1997.

Documents Incorporated by Reference

Portions of Annual Report to Shareholders for the year ended:

December 31, 1996..................Part II
1997 Proxy Statement...............Part III

                                     PART I
ITEM 1 - BUSINESS

Frontier Financial Corporation ("FFC" or "the Corporation") is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the Bank), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries; the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property and equipment to the Bank.

The Bank

The Bank is a state-chartered banking association with its principal office located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 1996, the Bank conducted its business operations out of 18 offices located in Snohomish, King and Skagit Counties, of which four offices are located in Everett, one office each is located in Arlington, Snohomish, Smokey Point, Lake Stevens, Marysville, Lynnwood, Mill Creek, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), and Burlington.

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

In March 1991, the Bank opened an Insurance and Investment Center which markets annuities, life insurance products, and mutual funds to Bank customers and the general public. In July 1992, the Bank opened its Stanwood Office. In November 1992, the Bank acquired through merger, Edmonds National Bank, which had one office. In July 1993, the Bank acquired through merger, The Bank of Northshore, which had two offices located in Bothell and Woodinville, King County, Washington. This merger marked the first time the Bank branched outside of Snohomish County. In June 1995, the Bank opened an office in Monroe, providing a full range of consumer banking services. In August 1996, the Bank opened the Lake City Office, (North Seattle) and in December 1996 opened its first office in Skagit county, in Burlington, named the Skagit County Office. In January 1997, the bank received approval for an office in Redmond, Washington, and this branch will open during the second quarter of 1997.

Employees

At December 31, 1996, the Bank had 302 full and part time employees. The Bank considers its relations with employees to be very good.

Competition

All phases of the Bank's activities are highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 1996, the Bank had total assets of $802.0 million and deposits of $670.8 million.

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

As of December 31, 1996, the Bank was Well Capitalized, and maintained a leverage ratio of 9.95%, a risk-based Tier I capital ratio of 11.94%, and a risk-based total capital ratio of 13.20%.

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

It is intended that future purchases of fixed assets will be made by FFP, Inc. The assets of FFP, Inc. as of December 31, 1996 are the land and buildings of the Bank's Drive-Up, Lynnwood, Stanwood, Administrative, Monroe, Smokey Point, Snohomish, Seattle (Lake City), Woodinville and Redmond Offices. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company. Subsequent to the initial investment, the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 10.0% ownership in the company. Approval was received, and the Corporation has since purchased an additional .4% ownership, to total 5.4%. The bank has eight offices, and is well managed.

                          STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

                                                                         Annual
                                                       Form 10-K         Report
                                                         Page             Page
                                                       ---------         ------
  I.Distribution of Assets, Liabilities
    and Stockholders' Equity; Interest
    Rates and Interest Differential:

    A.  Consolidated Average Balance
          Sheets/Interest Income and
          Expense/Rates                                                    35
    B.  Changes in Net Interest Income
          and Expense due to Rate and                                      36
          Volume

 II.Investment Portfolio:

    A.  Analysis of Investment Securities
          at Year-end                                       7              10
    B.  Maturity Distribution of Investment
          Securities                                        7              11

III.Loan Portfolio:

    A.  Types of Loans                                      8              12
    B.  Loan Maturities and Sensitivity to
          Changes in Interest Rates                         8           12, 31-32
    C.  Risk Elements                                       9
    D.  Credit Concentrations                               14

 IV.Summary of Loan Loss Experience:

    A.  Analysis                                            12
    B.  Allocation of Allowance for Possible
          Loan Losses                                       13

  V.Deposits:

    Average Interest and Noninterest
    Bearing Deposit Balances                                               35

 VI.Return on Equity and Assets:

    Selected Financial Ratios                               14

VII.Short-term Borrowings                                   15

Analysis of Investment Securities

The Aggregate amortized recorded values of investment securities at December 31 are as follows:

                                                      1996          1995          1994
(In thousands)                                   Amortized     Amortized     Amortized
                                                      Cost          Cost          Cost
                                                 -------------------------------------
U.S. Treasury                                     $    758      $  2,759      $  2,758
U.S. Agencies                                       45,824        48,591        39,588
Municipal Bonds                                     29,727        30,046        32,814
Corporate Bonds                                     40,578        51,567        55,869
Equities                                             9,270         7,542         7,083
Certificates of Deposit                              4,775         3,050             0
                                                 -------------------------------------
                                      Totals      $130,932      $143,555      $138,112
                                                 =====================================

Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 1996. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.

(In thousands)                                             After 1 Yr        After 5 Yrs                          Totals &
(Amortized cost used)                      Within          But Within        But Within          After            Weighted
                                           1 Year/          5 Years/          10 Years/        10 Years/          Average
                                            Yield            Yield              Yield            Yield             Yield
                                        ----------------------------------------------------------------------------------
U.S. Treasury                                 $0             $506                  $0            $252                 $758
                                            0.00%            7.71%               0.00%           7.16%                7.53%

U.S. Agencies                              1,051           13,328              30,178           1,267               45,824
                                            7.36%            5.83%               7.12%           8.23%                6.78%

Municipal Bonds                              125            1,123              25,448           3,031               29,727
                                            9.92%           10.04%               8.67%           9.20%                8.78%

Corporate Bonds                           11,894            8,881              19,803               0               40,578
                                            5.60%            7.68%               6.77%           0.00%                6.63%

Equities                                   9,270                0                   0               0                9,270
                                            7.60%            0.00%               0.00%           0.00%                7.60%

Certificates of Deposit                    4,775                0                   0               0                4,775
                                            5.40%            0.00%               0.00%           0.00%                5.40%
                                        ----------------------------------------------------------------------------------
              TOTALS                     $27,115          $23,838             $75,429          $4,550             $130,932
                                        ==================================================================================
                                            6.34%            6.76%               7.55%           8.82%                7.20%
                                        ==================================================================================

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                  1996          1995          1994          1993          1992
                                ----          ----          ----          ----          ----
Commercial                    $117,258      $126,914      $121,218      $118,871      $113,706
Real Estate Commercial         230,341       171,590       151,829        89,430        67,130
Real Estate Construction       131,148        94,393        99,278        71,355        67,425
Real Estate Mortgage            98,580        92,342        79,264        70,600        52,312
Installment                     23,067        19,749        18,923        19,350        20,247
                              ----------------------------------------------------------------
              TOTAL           $600,394      $504,988      $470,512      $369,606      $320,820
                              ================================================================

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 1996. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                 Maturity
                              --------------------------------------------------
(In thousands)                  Within         1 - 5        After
                                1 Year         Years       5 Years        Total
                              --------------------------------------------------
Commercial                    $ 58,840      $ 51,122      $  7,296      $117,258
Real Estate Commercial          30,281       188,733        11,327       230,341
Real Estate Construction        95,457        35,691             0       131,148
Real Estate Mortgage            21,670        74,127         2,783        98,580
Installment                      6,238         9,819         7,010        23,067
                              --------------------------------------------------
              TOTAL           $212,486      $359,492      $ 28,416      $600,394
                              ==================================================

Loans maturing after one year with:

                                    1 - 5          After
                                    Years         5 Years
                                   ----------------------
Fixed Rates                        $316,353      $ 11,935
Variable Rates                       43,139        16,481
                                   --------      --------
                        TOTAL      $359,492      $ 28,416
                                   ========      ========

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

Certain problem loans are placed on a nonaccrual basis in conformance with defined policy. The Loan Committee and other administrative personnel regularly review information reports on classified and delinquent loans. Comparative summaries of delinquent loans are also provided on a regular basis to senior management and to the Board of Directors.

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

Risk Elements - Impaired Assets

Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful, or when the loan becomes ninety
(90) days past due in principal or interest. When a loan is placed on a nonaccrual status, all interest previously accrued but not collected is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, or when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest on a regular basis. As a consequence, some of these loans are current in their payments at this time.

The dollar amount of loans placed in nonaccrual or past due 90 days or more as a percentage of total loans was .60%, .87%, and .57% for year-end 1996, 1995 and 1994, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case. Others may continue payment as the borrower's financial situation improves. A very small amount represents federally insured loans. The rise at year-end 1995 occurred primarily as a result of two particular borrowers which, together, constituted $4.0 million, or 91% of total nonaccruing loans. Although these loans were adequately secured by real estate, it was nonetheless felt prudent to place them in nonaccrual. At year-end 1996, two particular borrowers comprise 72% of the totals, the majority of which is real estate secured.

Management monitors these loans on a frequent basis and conducts aggressive collection efforts, unless constraints are placed on the Bank by the bankruptcy courts. These efforts are directed toward the best long-term results for the Bank, and to the extent reasonable, to the borrower as well. If, in the opinion of management, it is felt, or if it can be determined, that full collection of these loans or their payment streams will not occur, then they are charged off against the loan loss reserve.

Loans past due 90 days or more and nonaccruing loans on which the accrual of interest has been discontinued as of December 31st are as follows:

(In thousands)

                             1996           1995           1994           1993           1992
                             ----           ----           ----           ----           ----
Commercial               $    478       $    175       $    866       $    893       $  1,068
Real Estate                 3,144          4,228          1,736            721          1,028
Installment                     4             14             59             21             19
                         --------------------------------------------------------------------
              Total      $  3,626       $  4,417       $  2,661       $  1,635       $  2,115
                         ====================================================================
Total Loans at end
    of period            $600,394       $504,988       $470,512       $369,606       $320,820
                         ====================================================================
As a percent of
    total loans              0.60%          0.87%          0.57%          0.44%          0.66%
                         ====================================================================


There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)
At December 31,                    1996      1995      1994      1993     1992
---------------                    ----      ----      ----      ----     ----
Total interest income which
would have been recorded
during the period under
original terms of loans above      $289      $501      $261      $203      $229

Portion of interest
income included in
net income for the
period                             $264      $378      $207      $ 98      $112

Commitments for additional
funds related to loans
above                               -0-       -0-       -0-       -0-       -0-

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

The Bank originates commercial, commercial real estate, residential mortgage and installment loans primarily in Snohomish, north King and Skagit Counties. Loan growth in 1996 was much stronger than in 1995. Total loans as of December 31, 1996 and 1995 were $600.4 and $505.0 million, respectively. The percent of the growth in loans for year-end 1996 was 18.9%, or an addition of $95.4 million in net loans during 1996.

The area's economy is diversified with trade, high-tech, military and service industries. Military personnel assigned to the new Everett Naval facility began arriving in the later part of 1995, and it is expected that continuing increases in personnel will serve to further diversify and stabilize the local economy. While management estimates that the loan portfolio is reasonably diversified, the quality of the portfolio is significantly related to the strength and stability of real estate values which are controlled by the local economy.

The Boeing Company continues to be one of the major employers in Snohomish County. It would appear that concerns over the past (1994-1995) downsizing at Boeing were somewhat mitigated by the increased diversification of the local economy. Boeing is now showing significant net employment growth. However, concern still persists regarding the employment stability of Boeing, and, accordingly, management will continue to exercise caution in the execution of the Bank's lending activities.

A concern on the national level is the continued negotiations on balancing the federal budget and policies going forward. Changes in the monetary and fiscal policies, as well as military base locations, may have adverse effects on the credit and equity markets, which could affect consumer and business confidence locally.

Other Real Estate Owned

As of December 31, 1996, the Bank had three parcels of other real estate owned
(OREO) on its books, which totaled $.4 million. One residential parcel is under a contingent earnest money agreement to purchase. The remaining two parcels are commercial land. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated costs to sell. The current levels are felt to be nominal, and no particular trends are noted at this time.

The table below shows the carrying value of OREO at December 31st:

(In thousands)                  1996      1995      1994     1993      1992
                                ----      ----      ----     ----      ----
Other Real Estate Owned         $444      $590    $1,118     $683    $1,139

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years at December 31st:

(In thousands)                    1996          1995         1994          1993          1992
--------------                    ----          ----         ----          ----          ----
Balance at beginning
of year                       $  11,897     $  10,410     $   7,368     $   5,906     $   4,117

Provision charged to
operating expense                 1,980         1,525         3,900         3,012         2,249

Deduct:
  Loans charged-off:

              Commercial           (526)       (1,250)       (1,111)       (1,886)       (1,556)
              Real Estate        (1,333)         (875)         (879)         (290)         (390)
              Installment           (84)          (87)         (100)          (93)          (56)
                              -----------------------------------------------------------------
  Total charged-off loans        (1,943)       (2,212)       (2,090)       (2,269)       (2,002)

  Less recoveries:
              Commercial            752         1,245           613           500           222
              Real Estate           535           901           557           151           157
              Installment            47            28            62            68            53
                              -----------------------------------------------------------------
  Total recoveries                1,334         2,174         1,232           719           432

Net charge-offs                    (609)          (38)         (858)       (1,550)       (1,570)

Allowance for possible loan
losses assumed in merger                                                                  1,110
                              -----------------------------------------------------------------

Balance at end of year        $  13,268     $  11,897     $  10,410     $   7,368     $   5,906
                              =================================================================

Net total loans at
end of period                 $ 600,394     $ 504,988     $ 470,512     $ 369,606     $ 320,820

Daily average loans           $ 555,105     $ 485,430     $ 426,344     $ 338,029     $ 284,239

Ratio of net charged-off
loans during period to
average loans outstanding          0.11%         0.01%         0.20%         0.46%         0.55%
                              =================================================================

It is the policy of Frontier Financial Corporation and its subsidiary to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business. The entire allowance for possible loan losses is available to absorb such charge-offs.

In the opinion of management, if a loan represents a long-term liquidation project, particularly when the liquidation is under the control of the bankruptcy courts, a decision may be made to write off the asset. Many charge-offs will ultimately have recoveries in full or a significant part, and some are currently under repayment programs.

For fiscal year-end 1996, net loan losses were $609 thousand, or .11% of average loans outstanding. Although somewhat larger than the negligible loan loss in 1995, it is well below 1994 and other years in recent history.

As indicated by the previous chart, the Bank has recovered a significant portion of its charged-off loans for fiscal years 1996 and 1995. The chart also indicates that the Bank's net charge-offs for fiscal years 1992 and 1993 were substantially higher. The higher level for those fiscal years is primarily attributed to loans acquired through acquisition.

Charged-off loans that continue to be actively pursued for collection as of fiscal year-end 1996, total $2.9 million. While additional recoveries are expected, the amounts and timing cannot be determined with certainty.

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

(In thousands, except percents)

                                   Loan               Loan                Loan              Loan                  Loan
                         1996    Category    1995   Category   1994     Category   1993   Category    1992      Category
                       Reserve    Percent  Reserve   Percent  Reserve    Percent  Reserve  Percent   Reserve     Percent
                       -------    -------  -------   -------  -------    -------  -------  -------   -------     -------
Commercial             $ 7,960     19.5%   $ 7,138    25.1%   $ 6,246     25.8%   $ 4,781    32.2%   $ 4,370       35.3%
Real Estate              4,953     76.7%     4,283    71.0%     3,748     70.2%     2,425    62.6%     1,359       58.4%
Installment                355      3.8%       476     3.9%       416      4.0%       162     5.2%       177        6.3%
                       ------------------------------------------------------------------------------------------------
              TOTAL    $13,268    100.0%   $11,897   100.0%   $10,410    100.0%   $ 7,368   100.0%   $ 5,906      100.0%
                       ================================================================================================

Historical net charge-offs are not necessarily accurate indicators of future losses since net charge-offs vary from period to period due to economic conditions and other factors that cannot be accurately predicted. Thus, an evaluation based on historical loss experience of individual loan categories is only one of many factors considered by management in evaluating the adequacy of the overall allocation, and in determining the amount of the provision for possible loan losses. Other factors are the continuing level of nonperforming loans, credit concentrations, and uncertain economic conditions. At December 31, 1996, based on current economic conditions, the total of the allocation for possible loan losses is, in management's opinion, adequate to provide for future losses. However, a worsening of the economy in the Bank's market area could negatively affect loan performance and underlying collateral values. The full impact of such a trend on the condition of the Bank cannot be estimated.

Credit Concentrations

At year-end 1996, 19.7% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in Snohomish, King and Skagit Counties. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions, and the performance of borrowers in this industry. The chart below indicates the amount of those loans, and as a percent of total loans for the period:

At December 31,
(In thousands)                       1996          1995        1994         1993         1992
                                     ----          ----        ----         ----         ----
Construction                       $ 66,065     $ 50,675     $ 55,551     $ 38,324     $ 34,399
Land Development                     52,186       33,946       38,582       28,835       29,012
                                   ------------------------------------------------------------
             TOTAL                 $118,251     $ 84,621     $ 94,133     $ 67,159     $ 63,411
                                   ============================================================

Total Loans at end of period       $600,394     $504,988     $470,512     $369,606     $320,820
                                   ============================================================

Construction and Land
Development loans as a
percent of total loans                 19.7%        16.8%        20.0%        18.2%        19.8%
                                   ============================================================

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 1996, 1995, and 1994 please refer to page 35 of Annual Report to Shareholders.

Maturities of time certificates of deposit $100,000 and over at year end 1996, are shown below:

(In thousands)
3 months or less                                      $27,975
Over 3 months through 6 months                         28,938
6 months through 12 months                             30,530
Over 12 months                                         21,512
                                                     --------
                       TOTAL                         $108,955
                                                     ========

Significant Financial Ratios

Ratios for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                              1996          1995         1994
                                              ----          ----         ----
Return on Average Assets                      1.94%         1.82%        1.69%
Return on Average Equity                     20.01%        21.59%       22.21%
Cash dividends paid/dividend payout           -0-           -0-          -0-
Average Equity to Average Assets              9.70%         8.45%        7.63%

Borrowings

Short-Term Borrowings                                Weighted                Weighted                   Weighted
(In thousands)                                        Average                 Average                    Average
                                                     Interest                Interest                   Interest
At December 31,                             1996         Rate        1995        Rate         1994          Rate
                                          ----------------------------------------------------------------------
Year-end balance:                         $12,011       4.89%      $ 7,596       5.51%      $ 9,615       4.58%

Highest month end
balance during
the period:                               $12,390                  $12,400                  $34,000
                                          -------                  -------                  -------

For information regarding average balances and yields, please refer to page 35 of 1996 Annual Report to Shareholders.

Long-Term Debt

For detailed information relating to long term debt, please refer to Note 9, page 15, of 1996 Annual Report to Shareholders.

ITEM 2 - PROPERTIES

The Bank's Evergreen Way Office (previously the Main Office) is a two story building constructed in 1979, and owned by the Bank. This building has approximately 13,000 square feet, and is fully utilized by the Bank.

The Bank's first branch, the Downtown Everett Office, opened in 1980 in rented facilities at 2831 Wetmore Ave, was relocated in 1994 one block from its previous location to 2831 Colby Ave, in downtown Everett. FFP, Inc. has entered into a long term lease on the property which is subleased to the Bank. In this same building, is the Bank's Trust Department, and Private Banking Office. The Bank utilizes 12,000 square feet, which is all of the main floor of the building.

The Bank owns the Arlington Office premises which consists of a single story building with approximately 3,000 square feet. Contiguous to the Arlington Office is a parcel of land on which five apartments are located. The Bank owns these apartments. The Arlington Office was acquired through merger with The Bank of Arlington in August, 1982. The Bank of Arlington had one office.

In September 1985, a drive-up facility was constructed at 2612 Wetmore Ave., Everett, to service the Bank's downtown community. This facility has approximately 600 square feet, three drive-up lanes, and a card-access-control merchant reception room. This property is owned by FFP, Inc.

FFP owns the Bank's Snohomish Office property in Snohomish, on which a new permanent facility was completed in 1996. The new facility has 3,500 square feet and is fully occupied by the Bank. Previously, this office was operating out of a double-wide mobile facility, and there were eight apartments sharing the property. The apartments have been removed to make way for the new branch office. This office originally opened in April 1987.

FFP, Inc. owns the property in Lynnwood, which is rented by the Bank for its Lynnwood Office. The office opened for business in June 1988, has approximately 3,200 square feet, and is fully utilized by the Bank.

The Bank acquired the Marysville Office by merger with Citizens Bank of Snohomish County in August 1989. This building has approximately 5,000 square feet, and is fully utilized by the Bank. On the same property are two buildings, which are presently rented to other business concerns. The Bank owns the land and the buildings.

The Smokey Point Office was added to the branch network by the same merger in August 1989. This office was relocated within a few blocks of the original site in June 1995. FFP owns the land and building and leases it to the Bank. The office has 3,500 square feet and is fully utilized by the Bank.

The Bank acquired its Lake Stevens Office by the same merger. The Bank owns the building, but leases the land from nonaffiliates. The building is a mobile facility type construction, and has 1,800 square feet, which is fully utilized by the Bank.

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

In May 1993, FFP completed construction of an Administration/Financial Center in south Everett. This facility houses the Main Office of the Bank and the Executive Offices of the Corporation. The three story building has approximately 42,100 square feet and is fully utilized by the Bank and Corporation. The building houses all of the operation functions of the Bank, including the data processing center and the real estate loan center.

In July 1993, the Bank acquired the Bothell Office through merger with The Bank of Northshore. This office, previously the Main Office of the Bank of Northshore, has approximately 1,800 square feet, and is fully utilized by the Bank. Both the land and building are owned by the Bank.

The Bank acquired its Woodinville Office through the same merger. This office has approximately 1,300 square feet, and is one of three suites in an office building. The Bank is renting the office from nonaffiliates. FFP has purchased land for construction of a new facility which is expected to be occupied in the third quarter of 1997.

In 1994, FFP purchased property for the Bank's Monroe office. This office opened in June 1995. The building has 3,500 square feet, and is fully utilized by the Bank.

In May 1996, FFP purchased property for the Bank's Lake City Office, located in North Seattle. The property has 5,000 square feet, is two story construction, and was previously a branch office of a larger regional bank which had to divest itself of the office as a condition to merger. This office opened for business in August 1996.

Also in May 1996, the Bank entered into a lease agreement, with nonaffiliates, for the Bank's Skagit County Office, located in Burlington. This office has 1,600 square feet, and is fully utilized by the Bank.
This office opened for business in December 1996.

In June 1996, FFP purchased property for the Bank's Redmond Office, located in Redmond, which is approximately 15 miles east of Seattle. The office has 5,000 square feet, and will be fully utilized by the Bank. This office was also purchased from a larger regional bank which had to divest itself of the office as a condition to merger.

As of December 31, 1996, the Bank had eighteen branch offices, including the Main Office.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Please see 1996 Annual Report to Shareholders, page 34.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands, except per share data)

                              FINANCIAL HIGHLIGHTS

                                                                                                          % Change
AT YEAR-END                           1996         1995         1994          1993          1992          1995-1996
                                   --------------------------------------------------------------------------------
Total assets                       $803,619     $735,183      $642,568      $558,043      $486,656          9.3%
Net loans                           587,126      493,091       460,102       362,238       314,914         19.1%
Deposits                            670,516      641,218       539,603       506,538       448,818          4.6%
Long-term debt                          100          136           565           737         1,414        -26.5%
Investment securities               131,130      144,976       136,326       151,509        89,062         -9.6%
Shareholders' equity                 80,317       65,353        50,459        41,167        33,257         22.9%
FOR THE YEAR
Interest income                      68,000       63,086        52,945        44,324        40,251          7.8%
Interest expense                     30,100       29,347        20,639        17,782        18,938          2.6%
Securities gains(losses)                  0           (4)         (355)            0            45          NM
Provision for loan losses             1,980        1,525         3,900         3,012         2,249         29.8%
Net income                           14,617       12,615        10,360         7,746         5,647         15.9%
Earnings per share                    $2.15        $1.87         $1.54         $1.16         $0.85         15.0%
Return on Average
  Assets                               1.94%        1.82%         1.69%         1.50%         1.36%
  Equity                              20.01%       21.59%        22.21%        20.59%        19.39%
Avg. equity/avg. assets                9.70%        8.45%         7.63%         7.28%         7.00%


NM=Not Meaningful

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Please see 1996 Annual Report to Shareholders, pages 26 through 36.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Annual
                                                          Form          Report to
                                                          10-K        Shareholders
                                                          Page            Page
                                                         -------------------------
Report of Independent Public Accountants                   23

Report of Management                                                        1

Consolidated Balance Sheet at
December 31, 1996 and 1995                                                  3

Consolidated Statement of Income for the Years
Ended December 31, 1996, 1995 and 1994                                      4

Consolidated Statement of Cash Flows for the
Years Ended December 31, 1996, 1995 and 1994                                5

Consolidated Statement of Changes in
Shareholders' Equity                                                        6

Condensed Balance Sheet (Parent Only) at
December 31, 1996 and 1995                                                 23

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 1996, 1995 and 1994                               24

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 1996, 1995 and 1994                           25

Notes to Consolidated Financial Statements                                7-25


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL CORPORATION

        Please see pages 2 thru 6 of 1997 Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

        Please see pages 5 thru 8 1997 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Please see page 4 of 1997 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Please see page 7 of 1997 Proxy Statement; and, Note 13, page 20 of 1996 Annual Report to Shareholders; and, Page 22 of this Form 10-K report.

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

          (11)  Statement Regarding Computation of Earnings Per Share.

          (13) Annual Report to Shareholders for the year ended December 31, 1996. (Pages 1 to 36).

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

  (b)   Reports on Form 8-K:

        No Form 8-K's were filed, nor required to be filed for any event during the fourth quarter ended December 31, 1996.

  (c)   Exhibits - See list of exhibits set forth above at Item 14 (a)3.

  (d)   Financial Statement Schedules:

        Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14 (a)1 and 2. The report of independent public accountants covering these items is included on page 23 of this Form 10-K.

                                                                      SCHEDULE I

              FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
                  AMOUNTS RECEIVABLE FROM CERTAIN PERSONS

(In thousands)

                                                                                    Balance at
 Year Ended      Balance at                              Deductions                 December 31
 December 31      January 1     Additions       Collections         Write-offs      all current
 -----------      ---------     ---------       -----------         ----------      -----------
    1996
    ----

    Eight          $8,552        $3,218           ($5,268)              $0              $6,502
  Directors
  and Three
  Officers

    1995
    ----

    Nine          $10,044        $4,123           ($5,615)              $0              $8,552
  Directors
  and Three
  Officers

    1994
    ----

    Eight          $5,969        $7,695           ($3,620)              $0             $10,044
  Directors
  and Three
  Officers

[MOSS-ADAMS LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Frontier Financial Corporation

We have audited the consolidated financial statements and related financial statement schedule of Frontier Financial Corporation and subsidiaries listed in item 14(a)1 and 2 of the Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.

                                  /s/  MOSS ADAMS LLP


Everett, Washington
January 21, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FRONTIER FINANCIAL CORPORATION

March 19, 1997                  /s/  Robert J. Dickson
----------------                ------------------------------------------
Date                            Robert J. Dickson
                                President & Chief Executive Officer

March 19, 1997                  /s/  James F. Felicetty
----------------                ------------------------------------------
Date                            James F. Felicetty
                                Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 19, 1997                  /s/  Robert J. Dickson
----------------                ------------------------------------------
                                Robert J. Dickson, Director

March 19, 1997                  /s/  David A. Dujardin
----------------                ------------------------------------------
                                David A. Dujardin

March 19, 1997                  /s/  Edward D. Hansen
----------------                ------------------------------------------
                                Edward D. Hansen, Director

March 19, 1997                  /s/  William H. Lucas
----------------                ------------------------------------------
                                William H. Lucas, Director

March 19, 1997                  /s/  James H. Mulligan
----------------                ------------------------------------------
                                James H. Mulligan, Director

March 19, 1997                  /s/  Edward J. Novack
----------------                ------------------------------------------
                                Edward J. Novack, Secretary of the Board

March 19, 1997                  /s/  J. Donald Regan
----------------                ------------------------------------------
                                J. Donald Regan, Director

March 19, 1997                  /s/  Roger L. Rice
----------------                ------------------------------------------
                                Roger L. Rice, Director

March 19, 1997                  /s/  Roy A. Robinson
----------------                ------------------------------------------
                                Roy A. Robinson, Director

March 19, 1997                  /s/  William J. Robinson
----------------                ------------------------------------------
                                William J. Robinson, Chairman of the Board

March 19, 1997                  /s/  Edward C. Rubatino
----------------                ------------------------------------------
                                Edward C. Rubatino, Director

                                 Exhibit Index


          (3) Articles of Incorporation and By-Laws are incorporated herein by reference to Exhibits 3(a) and 3(b) to Registration on Form S-14, File No. 2-82420.

          (11)  Statement Regarding Computation of Earnings Per Share.

          (13) Annual Report to Shareholders for the year ended December 31, 1996. (Pages 1 to 36)

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