Form 10-Q
period 1997-03-31
FRONTIER FINANCIAL CORP /WA/
filed 1997-05-09
CIK 716457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1997
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


          Washington                                       91-1223535
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                        Identification Number)

                            332 SW Everett Mall Way
                                 P. O. Box 2215
                           Everett, Washington  98203

           (Address of Principal Administrative Offices)   (Zip Code)

                                 (206) 514-0719

              (Registrants Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   [ X ]     No   [  ]

The issuer has one class of common stock (no par value) with 7,316,968 shares outstanding as of March 31, 1997.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------
March 31, 1997
--------------------------------------------------------------------------------


PART I - Financial Information                                                  Page
     Item 1. Financial Statements.

             Consolidated Balance Sheet - March 31, 1997
             and Year End 1996.                                                   1


             Consolidated Statement of Income - Three Months
             Ended March 31, 1997 and 1996.                                       2

             Consolidated Statement of Cash Flows - Three Months
             Ended March 31, 1997 and 1996.                                      3-4

             Statement of Changes in Stockholder's Equity -
             March 31, 1997                                                       5

             Notes                                                               6-8

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operation.                                       9-16

PART II - Other Information

     Item 1. Legal Proceedings.                                                  17

     Item 4. Submission of Matters to a Vote of Security Holders.                17

     Item 6. Exhibits and Reports on Form 8-K.                                   17

             Signature                                                           18

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
--------------------------------------------------------------------------------
(Unaudited)
--------------------------------------------------------------------------------

                                                             (In thousands)
                                                          March 31,  December 31,
ASSETS                                                      1997         1996
Cash & Balances Due from Depositary Institutions         $  33,551   $  35,105
Securities: (Note 3)
  Available for Sale-Market Value                           90,580      96,628
  Held to Maturity-Amortized Cost (Fair Value 12-31-96,     33,277      34,502
                                                         ---------------------
        Total Securities                  $  35,574)       123,857     131,130
Federal Funds Sold                                          45,610      25,050
Loans: (Note 4)
  Loans, Net of Unearned Income                            616,180     600,059
  Less:  Allowance for Loan Losses                         (13,503)    (13,268)
                                                         ---------------------
        Net Loans                                          602,677     586,791
  Mortgage Loans Held for Sale                                 639         335
Premises & Equipment, Net                                   14,165      14,202
Other Real Estate Owned                                        444         444
Intangible assets                                              377         396
Other Assets                                                11,252      10,166
                                                         ---------------------
             TOTAL ASSETS                                $ 832,572   $ 803,619
                                                         =====================

LIABILITIES

Deposits:
  Non-Interest Bearing                                   $  93,915   $  82,275
  Interest Bearing                                         603,407     588,241
                                                         ---------------------
        Total Deposits                                     697,322     670,516
Federal Funds Purchased                                      4,405       2,533
Securities sold under repurchase agreements                  9,128       9,478
Federal Home Loan Bank advances                             30,000      35,000
Long-term debt                                                  92         100
Other Liabilities                                            7,969       5,675
                                                         ---------------------
        TOTAL LIABILITIES                                  748,916     723,302
                                                         ---------------------

EQUITY CAPITAL (Note 5)

Common Stock                                                71,134      57,191
Unrealized Gains/(Losses) on AFS Securities
        Net of Tax effect(Note 3)                             (775)        129
Retained Earnings                                           13,297      22,997
                                                         ---------------------
        TOTAL CAPITAL                                       83,656      80,317
                                                         ---------------------
 TOTAL LIABILITIES & CAPITAL                             $ 832,572   $ 803,619
                                                         =====================



--------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
--------------------------------------------------------------------------------
(Unaudited)
--------------------------------------------------------------------------------
(In thousands, Except for Per Share Amounts)

                                                       THREE MONTHS ENDED
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       1997            1996
                                                   -----------      -----------
INTEREST INCOME
  Interest & Fees on Loans                         $    15,450      $    13,311
  Interest on Investments                                2,445            2,984
                                                   -----------      -----------
        Total Interest Income                           17,895           16,295
                                                   -----------      -----------
INTEREST EXPENSE
  Interest on Deposits                                   7,238            7,343
  Interest on Borrowed Funds                               537              305
                                                   -----------      -----------
        Total Interest Expense                           7,775            7,648
                                                   -----------      -----------

Net Interest Income                                     10,120            8,647
                                                   -----------      -----------

PROVISION FOR LOAN LOSSES                                 (100)            (200)

NONINTEREST INCOME
  Securities Gains/(Losses)                                  0                0
  Service Charges on Deposit Accounts                      401              386
  Other Noninterest Income                                 391              428
                                                   -----------      -----------
        Total Noninterest Income                           792              814

NONINTEREST EXPENSE
  Salaries & Employee Benefits                           2,941            2,577
  Occupancy Expense                                        667              443
  Other Noninterest Expense                                828              758
                                                   -----------      -----------
        Total Noninterest Expense                        4,436            3,778

INCOME BEFORE INCOME TAX                                 6,376            5,483
                                                   -----------      -----------

APPLICABLE INCOME TAX                                   (2,201)          (1,848)

        NET INCOME                                 $     4,175      $     3,635
                                                   ===========      ===========

Average Number of Shares Outstanding
  for the Period                                     7,314,902        7,243,488

PER SHARE COMMON STOCK                             $      0.57      $      0.50
                                                   ===========      ===========




--------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
--------------------------------------------------------------------------------
(Unaudited)

                                                                (In thousands)
                                                             THREE MONTHS ENDED
                                                             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                  March 31, 1997  March 31, 1996
                                                      --------------  --------------
Net Income                                                $  4,175     $  3,635
Adjustments to reconcile net income to net
cash provided by operating activities
        Depreciation and amortization                          374          244
        Provision for loan losses                              100          200
        FHLB stock dividends                                  (148)        (136)
        Increase in income taxes payable                     2,051        1,599
        Decrease in interest receivable                       (383)        (323)
        Increase(Decrease) in interest payable                 204         (285)
        Loss on sale of HTM securities                           0            0
        Loans originated for sale                           (3,471)      (5,752)
        Proceeds from sale of loans                          3,167        5,435
        Other operating activities                             (85)        (128)
                                                          --------     --------

Net cash provided by operating activities                    5,984        4,489
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                         (20,560)       3,505
Proceeds from sales of HTM securities                            0            0
Proceeds from maturities of AFS & HTM securities             9,581       13,826
Purchase of AFS securities                                       0      (11,405)
Purchase of HTM securities                                  (3,550)           0
Net cash flows from loan activities                        (15,949)     (11,173)
Purchases of premises and equipment                           (246)        (124)
Proceeds from the sale of other real estate                      0            0
Cash invested in other real estate                               0         (245)
Other investing activities                                       0          486
                                                          --------     --------
Net cash used by investing activities                      (30,724)      (5,130)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit accounts                       22,505        7,940
Net change in certificates of deposit                        3,919       (2,109)
Proceeds from issuance of stock                                 67           46
Principal payments on long term debt                           (54)         (38)
Advances from FHLB                                          20,000            0
Repayment of FHLB advances                                 (25,000)           0
Net change in Federal Funds purchased                        1,522        1,246
Other financing activities                                     227         (147)
                                                          --------     --------
Net cash provided by financing activities                   23,186        6,938
                                                          --------     --------



(Continued on next page)              -3-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
--------------------------------------------------------------------------------
(Unaudited)

                                                               (In thousands)
                                                             THREE MONTHS ENDED
                                                      March 31, 1997      March 31, 1996
INCREASE IN CASH AND DUE FROM BANKS                        ($ 1,554)    $  6,297

CASH & DUE FROM BANKS AT BEGINNING
        OF YEAR                                              35,105       19,708
                                                           --------     --------

CASH AND DUE FROM BANKS AT END
        OF PERIOD                                          $ 33,551     $ 26,005
                                                           ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                     $  7,570     $  7,934
Cash paid during the year for income taxes                      150          250
Real estate taken as settlement for loan
  obligations                                                     0            0
Real estate taken as settlement for loan
  obligations - financed by bank                           $      0     $      0













-------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 4)
--------------------------------------------------------------------------------
(Unaudited)

(In thousands, except for number of shares)                                                               Net Unrealized
                                                                       Common Stock            Retained   Gains (Losses)
                                                                Shares          Amount         Earnings    On Securities    Total
                                                                ------          ------         --------   --------------    -----
Balance, December 31, 1994                                     4,196,435         43,917          7,721         (1,179)       50,459
--------------------------                                   ======================================================================
Net Income for 1995                                                                             12,615                       12,615

Stock Options Exercised                                           24,821            159                                         159

Three-for-two Stock Split                                      2,100,651                                                          0

Fractional Shares Purchased                                          348              8                                           8

Unrealized gains on transfer from held to maturity
  to available for sale, net of tax effect                                                                        237           237
Valuation of Available for Sale
  Securities                                                                                                    1,875         1,875

                                                             ----------------------------------------------------------------------
Balance, December 31, 1995                                     6,322,255         44,084         20,336            933        65,353
--------------------------                                  =======================================================================
Net Income for 1996                                                                             14,617                       14,617

Stock Options Exercised                                           31,283            160                                         160

7% Stock Dividend                                                442,831         11,956        (11,956)                           0

Fractional Shares Purchased                                          797             20                                          20

Shares exchanged for minority
  investment                                                      33,500            971                                         971

Valuation of Available for Sale
  Securities                                                                                                    (804)          (804)

                                                             ----------------------------------------------------------------------
Balance, December 31, 1996                                     6,830,666         57,191         22,997           129         80,317
--------------------------                                  =======================================================================
Net income for first three months
  of 1997                                                                                        4,175                        4,175

Stock Options Exercised                                            6,957             42                                          42

7% Stock Dividend                                                478,475         13,875        (13,875)                           0

Fractional Shares Purchased                                          870             26                                          26

Valuation of Available for Sale
  Securities                                                                                                     (904)         (904)

                                                             ----------------------------------------------------------------------
Balance, March 31, 1997                                        7,316,968        $71,134     $   13,297     $(     775)      $83,656
-----------------------                                      ======================================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.      PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS
             The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1996 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for year-end December 31, 1997.

             Certain reclassifications of 1996 amounts were made in order to conform to the 1997 presentation, none of which affect previously reported net income.

             The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2.      ACCOUNTING PRONOUNCEMENTS
             Effective January 1, 1997, the Corporation adopted two recently issued Statements of Financial Accounting Standards (SFAS).

             SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", establishes criteria for distinguishing between sales and secured borrowings of financial assets. Management believes that SFAS No. 125 will not have a material effect on the Corporation's financial condition or reported results of operations.

             SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125", defers certain requirements of SFAS No. 125 until 1998.

NOTE 3.      INVESTMENT SECURITIES
             The investment portfolio of the Corporation is classified in one of three groups: 1) Trading securities; 2) securities Held-To-Maturity (HTM), and 3) securities Available-For-Sale
             (AFS).

             At March 31, 1997, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3 - (Continued)
--------------------------------------------------------------------------------

             Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold at any time.

             Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold as an adjustment to income.

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 1997:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
             ------------------------------------------------------

                                             Amortized       Gross Unreal-      Gross Unreal-          Aggregate
                                                Cost           ized Gains        ized Losses           Fair Value
                                             -------------------------------------------------------------------
AFS SECURITIES:
        Equities                              $  9,418                                                  $  9,418
        U.S. Treasuries                            757                 10                                    767
        U.S. Agencies                           44,403                 88               (873)             43,618
        Corporate securities                    37,194                236               (653)             36,777
                                             -------------------------------------------------------------------
             Totals                             91,772                334             (1,526)             90,580
                                             -------------------------------------------------------------------

HTM SECURITIES:
        Municipal securities                    29,727                702               (113)             30,316
        Certificates of deposit                  3,550                                                     3,550
                                             -------------------------------------------------------------------
             Totals                           $ 33,277           $    702           ($   113)           $ 33,866
                                             -------------------------------------------------------------------
             Totals                           $125,049           $  1,036           ($ 1,639)           $124,446
                                             ===================================================================



                        MATURITY SCHEDULE OF SECURITIES
                        -------------------------------

                                   Available For Sale        Held To Maturity
                                   ------------------        ----------------
                                 Amortized      Fair      Amortized        Fair
MATURITY                           Cost         Value        Cost         Value
--------                           ----         -----        ----         -----
0-1 Yr                            $19,317      $19,321      $ 3,675      $ 3,676
1-5 Yrs                            22,857       22,923        1,223        1,265
5-10 Yrs                           48,095       46,829       25,348       25,842
Over 10 Yrs                         1,503        1,507        3,031        3,083
                                  ----------------------------------------------
                                  $91,772      $90,580      $33,277      $33,866
                                  ==============================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3 - (Continued)
--------------------------------------------------------------------------------


                              CHANGES IN AFS AND HTM SECURITIES
        For the Quarter Ended March 31, 1997:

        AFS SECURITIES
        Proceeds From Sales                                                                       $0
        Gross Realized Gains                                                                      --
        Gross Realized Losses                                                                     --
        Gross Gains & Losses Included In Earnings From
             Transfers To The Trading Category                                                    --
        Net Change In Unrealized Holding Gains Or
             Losses Included In The Separate
             Component of Equity Capital                                                       ($904)

        HTM SECURITIES
        Sales Or Transfers From this Category                                                     $0





NOTE 4. LOANS
        The following is an analysis of the loan portfolio by major type of loans:

                                                 March 31, 1997     Dec 31, 1996
                                                 --------------     ------------
        Commercial                                  $ 122,551         $ 117,551
        Real Estate:
             Commercial                               249,957           231,379
             Construction                             122,039           133,582
             Residential                              103,548            99,099
        Instalment                                     22,966            23,077
                                                    ---------         ---------
                                                      621,061           604,688
        Unearned Fee Income                            (4,242)           (4,294)
                                                    ---------         ---------
             Total Loans                            $ 616,819         $ 600,394
                                                    =========         =========


NOTE 5. The Board of Directors declared 7% stock dividends which were paid March 18, 1996 and March 17, 1997 respectively.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
        AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of the Corporation for the first quarter of 1997 was $4.2 million versus $3.6 million for the first quarter of 1996, or up 14.9%. The reason for the increase in net income in 1997 was due to an increase in net interest income of $1.5 million, or 17.0%. This marks the fifty-third consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the first quarter of 1996, unless otherwise stated.

Annualized return on average assets (ROA) was 2.07% in 1997, and 1.99% in 1996. Annualized return on average stockholder's equity (ROE) in 1997 was 20.15%, as compared to 21.82% in 1996. Earnings per share were $.57 for 1997, and $.50 for 1996. Earnings per share have been adjusted for the seven percent stock dividend paid on March 17, 1997.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The Bank's lending and other activities are concentrated in Snohomish County, Washington, but also includes the northern part of King County, by having branches located in Bothell and Woodinville, and a third in the Lake City area of north Seattle. In 1996, the Bank opened a branch in Skagit County, which is the contiguous county north of Snohomish County. These three counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the worlds largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank opened a branch office in Redmond in the first quarter of 1997.

The financial performance of the Corporation is directly influenced by the economic conditions in its service area. In recent years leading up to 1996, Washington's growth moderated due to employment cutbacks in aerospace manufacturing, however, renewed economic strength and momentum were evident in the fourth quarter of 1995 and in 1996.

Expanded export markets combined with continued new product development by Boeing and high technology companies, especially Microsoft, fuel an improving economy. However, what impact this increased volume will have on the local economy is somewhat unclear, given that a majority of support companies had reduced production lines and employment due to the past slowdowns.

The forecast for Snohomish County, and Everett, appears bright. The aircraft carrier Abraham Lincoln arrived at the Everett Home Port in December 1996, and will eventually be home for an eleven-ship task force. A study performed on the impact of this Home Port on the Washington economy, shows that in 1996, military salaries, direct and indirect multipliers and procurement will total $387.6 million. That number is estimated to grow to $411.2 million through 1998.

However, while the forecast appears bright for a stable economic environment, management continues to be cautiously optimistic regarding the level of future earnings.

BALANCE SHEET

On the next page, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Period ended March 31,           1997       1996    $ Change         % Change
----------------------           ----       ----    --------         --------
Loans                         $ 616,819  $ 516,763  $ 100,056         19.4%
Investments  *                  125,049    141,228    (16,179)       -11.5%
Federal Funds Sold               45,610     52,425     (6,815)       -13.0%
                              --------------------------------------------
Total Assets                  $ 832,572  $ 746,765  $  85,807         11.5%

Noninterest bearing deposits  $  93,915  $  83,565  $  10,350         12.4%
Interest bearing deposits       603,407    563,965     39,442          7.0%
                              --------------------------------------------
Total deposits                  697,322    647,530     49,792          7.7%
Federal Funds purchased
  and Repurchase Agreements      13,533      8,842      4,691         53.1%
Long-term debt                   30,000     15,144     14,856         98.1%
Capital                       $  83,656  $  68,082  $  15,574         22.9%

*  Shown at amortized cost.

At quarter end 1997, loans were up $100.1 million, or 19.4% over the previous year. This substantial increase in loans over the last year, as compared to the same quarter end in 1996, was due, for the most part, by the economic growth of the region. At this same time a year ago, loans grew only $39.5 million, or 8.3%.

To fund the increase in loan demand in the first quarter of 1997, both the asset and liability sides of the balance sheet contributed. On the asset side, investments declined $17.4 million, or 12.3%, and federal funds sold decreased $6.8 million, or 13.0%, from the same period ended a year ago.

On the liability side, total deposits increased 7.7% during this period, and federal funds purchased, repurchase agreements, borrowings from the Federal Home Loan Bank (FHLB), and retained earnings accounted for $35.1 million in other increases.

The mix of interest bearing deposits looks very similar to a year ago. At March 31, 1996, NOW and Money Market accounts made up 13.7% of total deposits. Whereas, at March 31, 1997, those deposits made up 14.1%. Savings deposits, a year ago, made up 25.3% of interest bearing deposits, and 25.6% in 1997. Time deposits were 61.1% of total interest bearing deposits in 1996, and 60.3% in 1997.

Over the last year, NOW and Money Market deposits increased $8.0 million, or 10.3%; savings deposits increased $11.9 million, or 8.3%, and time deposits increased $19.6 million, or 5.7%. During this past year, it was managements adjustments of interest rates paid on time deposits (cd's) that caused the renewed growth in cd's when compared to prior periods.

The increase of $4.7 million, or 53.1% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by customer demand for repo's. The increase in long-term debt was due to a very favorable rate being offered by the FHLB on a block of $20 million. However, that block has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations Net Interest Income
--------------------------------------------------------------------------------

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

                                      (In thousands)

Quarter ended March 31,            1997       1996    $ Change        % Change
-----------------------            ----       ----    --------        --------
Loans                           $ 612,649  $ 506,752  $ 105,897         20.9%
Investments                   *   128,105    141,184    (13,079)        -9.3%
Federal Funds Sold                 29,649     52,543    (22,894)       -43.6%
Total Earning Assets              770,403    700,479     69,924         10.0%
                                --------------------------------------------
Total Assets                      806,314    731,283     75,031         10.3%

Noninterest bearing deposits       82,957     76,613      6,344          8.3%
Interest bearing deposits         590,938    557,518     33,420          6.0%
                                --------------------------------------------
Total deposits                    673,895    634,131     39,764          6.3%
Fed Funds purchased
     and repurchase agreements     11,574      8,770      2,804         32.0%
Long-term Debt                     31,114     15,015     16,099        107.2%
Capital                            82,887     66,643     16,244         24.4%

Total interest income              18,123     16,533      1,590          9.6%
Total interest expense              7,775      7,648        127          1.7%
                                --------------------------------------------
Net Interest Income             $  10,348  $   8,885  $   1,463         16.5%

*  Shown at amortized cost.

In 1997, average total earning assets as a percent of average total assets were 95.5%, and 95.8% in 1996. This ratio indicates how efficiently assets are being utilized. Average loans were 76.0% and 69.3% respectively, indicating a solid increase over the last year. Investments as a percent of average assets for the same periods were 15.9% as compared to 19.3%. Average federal funds sold were 3.7% versus 7.2% due to increased loan demand in the last year.

Average total deposits increased $39.8 million, or 6.3%. Not indicated in the table above are the components of interest bearing deposits which, in total, increased $33.4 million, or 6.0%. Average

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations Net Interest Income - (Continued)
--------------------------------------------------------------------------------

NOW and Money Market accounts increased $9.7 million, or 14.2%; savings accounts increased $7.0 million, or 4.9%, and time cd's increased $16.7 million, or 4.8%.

Earning Assets

The yield on total earning assets in 1997 decreased .03%, from 9.57% in 1996 to 9.54% in 1997. The cost of total interest bearing liabilities decreased .36%, from a 5.34% in 1996 to a 4.98% in 1997.

On a tax equivalent basis, net interest income was $10.3 million in 1997, versus $8.8 million in 1996, for an increase in net interest income of $1.5 million.

Total interest income increased $1.5 million, and there was an offsetting increase and decrease in the volume and rate of interest bearing liabilities for a negligible change in interest expense.

The increase in the average balance of earning assets increased interest income by $2.3 million, and a decrease in interest rates decreased interest income by $.8 million, for a net increase of $1.5 million.

The yield on total loans decreased from 10.65% in 1996 to 10.23% in 1997. Real estate commercial loans decreased in yield from 10.14% to 9.68%. Real estate construction loans declined in yield from 12.49% to 11.67%. Business loans decreased from 10.51% to 10.04%, and installment loans decreased from 10.19% to 9.70%. Real estate mortgage loans declined from 10.06% in 1996 to 9.98% in the current year. The yield on investments increased from 7.21% in 1996 to 7.23% in 1997, and the yield on federal funds sold decreased from 5.48% in 1996 to 5.33% in 1997.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $.6 million, and the rates paid on interest bearing liabilities decreased interest expense by $.6 million, for no change during the period.

The cost of NOW and money market accounts went from 3.07% in 1996, to 2.92% in 1997. Savings accounts cost decreased from 4.11% in 1996 to 4.00% in 1997, and time cd's decreased in cost from 6.29% in 1996 to 5.80% in 1997. Short term borrowings decreased from 4.94% to 4.83%, and long-term debt cost was 5.35% in 1996 and 5.22% in 1997.

NONINTEREST INCOME AND EXPENSE

Total noninterest income decreased at the end of the first quarter by $22 thousand, or 2.7%. Service charges increased from $386 thousand to $401 thousand, or 3.9%. This is below the 5.3% growth in the number of accounts susceptible to service charge during the period. Management believes that the growth in service charge income falls short of the growth in the number of susceptible accounts due to higher average balances. Also supporting this belief is the growth of noninterest bearing deposits during the period from $83.4 million in 1996, to $93.9 million in 1997.

Other income for the period was down $37 thousand, or 8.6%. For the most part, this was attributable to a decrease in loan service fee income or $29 thousand, or 53.7%.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations Noninterest Income and Expense - (Continued)
--------------------------------------------------------------------------------

Trust department fees were up $18 thousand, or 10.5% for the period. The market value of trust assets at quarter end 1997 was $123.6 million, as compared to $105.4 million in 1996, an increase of $18.2 million, or 17.3%.

Investment and Insurance Services fees increased $14 thousand, or 93.3% for the period, while Broker Loan fees decreased $14 thousand, or 36.8%.

Total noninterest expenses increased $658 thousand, or 17.4% in 1997. Salaries and Employee Benefits increased $364 thousand, to $2.9 million, or 14.1%. Salaries, alone, increased $282 thousand to $2.2 million, or 14.8% from $1.9 million a year ago. Employee benefits increased $82 thousand to $.8 million, or 12.1% from $.7 million a year ago. The increase in salaries was due an increase in staff over the year of 10.7%, and merit raises of 4.1%. The employee benefits increase of $82 thousand was attributable to an increase in the profit sharing reserve of $17 thousand, or 3.9%, and increased social security taxes of $22 thousand, or 14.5%.

Occupancy expense increased $224 thousand, or 50.6% in 1997. 42.6%, or $284 thousand of occupancy expense was depreciation in 1997, and $224 thousand, or 50.6% was depreciation expense in 1996. Excluding depreciation, occupancy expense increased $164 thousand, or 74.9%, in 1997. The increase was attributable to increased maintenance and repair costs, and the purchase of furniture and equipment for new branches opened during the period.

Other expense increased $71 thousand, or 9.3%, to $828 thousand. This is due to an increase in advertising, design and printing charges of $74 thousand.

LOANS

IMPAIRED ASSETS (Previously known as non-performing assets)

Non-performing assets are summarized as follows:

                                                            (In thousands)
Period Ended March 31,                                    1997           1996
----------------------                                    ----           ----
Non-accruing loans                                      $  3,516       $  3,013
Loans past due 90 days or more and
  still accruing                                               0              0
Restructured loans                                           118            120
Other real estate owned                                      444            835
                                                        -----------------------
        Total non-performing loans                      $  4,078       $  3,968
                                                        =======================
Total loans at end of period                            $616,819       $516,763
                                                        -----------------------
As a percent of total loans outstanding                     0.66%          0.77%
                                                        =======================

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations Impaired Assets - (Continued)
--------------------------------------------------------------------------------

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned is comprised of three separate parcels of which one is a house and the remainder are commercial land parcels. The home is sold and awaiting closing, and the two commercial parcels are up for sale. As of March 31, 1997, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $106.2 million in 1997, or 17.2% of total loans, and $80.4 million in 1996, or 15.6% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a stable real estate market. Stable interest rates have helped facilitate a strong level of sales and real estate activity in general, and management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At March 31, 1997 and 1996, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended March 31, 1997, the allowance for possible loan losses increased to $13.5 million, or 2.19% of total loans, from $12.4 million, or 2.39% of total loans in 1996. The current decline is primarily the result of recent loan portfolio growth. Net loan losses for 1997 are net recoveries of $135 thousand. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

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

LIQUIDITY AND INTEREST RATE RISK

LIQUIDITY

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive
earning assets and liabilities.   Liquidity management involves the ability to
meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or depositors who have credit needs.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations.  Liquidity - (Continued)
--------------------------------------------------------------------------------

The statement of cash flows on page 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 1997 and 1996. This discussion addresses those periods of time.

Net cash provided by operating activities in 1997 totaled $6.0 million, as compared to $4.5 million in 1996. The largest component providing net cash was income of $4.2 million in 1997 and $3.6 million in 1996.

Real estate secondary market loans originated for sale in 1997 were down $2.3 million, or 39.7%, from the same period in 1996. This is a continuation of a downward trend which began several quarters ago. Increased volume from this operation is questionable for the remainder of the year.

Investing activities for 1997 were heavily concentrated in the loan portfolio which required $15.9 million in funding. However, federal funds sold were also funded heavily for the period ($20.6 million) indicating excess liquidity from other sources while awaiting further funding of the loan portfolio. In 1996, the loan portfolio required funding of $11.2 million, partly funded by proceeds from maturing investments and federal funds sold.

Financing the investment activities in 1997 was mainly accomplished by acquisition of demand deposits (including NOW, Money Market and Savings accounts) of $22.5 million. The net change in cd's of $3.9 million also helped fund investments, and repayment of FHLB advances. In 1996, the same trend occurred, with cd's doing the bulk of the funding.

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

INTEREST RATE RISK

Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. Management's objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility under varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels. The model the Corporation will use for measuring this risk has been put into place, and should become fully operational in 1997.

Meanwhile, the Corporation continues to utilize the "gap" theory for measurement of interest rate sensitivity, the previous method used. The difference between interest sensitive assets and liabilities for a defined period of time is known as the interest sensitive "gap", and may be either positive or negative. If positive, more assets reprice before liabilities. If negative, the reverse is true. In theory, if the gap is positive, a decrease in general interest rates might have an adverse impact on earnings as interest income

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------------
Operations.  Interest Rate Risk - (Continued)
--------------------------------------------------------------------------------

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

At the end of the first quarter of 1996, the gap of the Corporation was a negative (17.1%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that decreasing general interest rates would increase the NIM. Since that time, the NIM has, in fact, increased from 4.83% to 5.13% at the end of March 1997. At the end of March 1997, the gap became more negative and increased to (21.8%) of earning assets. This indicates that over the past year, the Corporation has become more liability sensitive.

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

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at first quarter end 1997 was $83.7 million. This amount compares to $68.1 million at March, 1996, an increase of $15.6 million, or 22.9%. Almost all of the increase was attributable to retained earnings.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At March 31, 1997, the Corporation's leverage ratio was 10.44%, compared to 9.26% at quarter end 1996. In addition, Regulatory capital requires Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 12.50% and 13.76% at March 31, 1997, and 11.55% and 12.81% at March 31, 1996.

Management constantly monitors the level of capital of the Corporation, and believes that capital is adequate to meet present needs. As an ongoing process, management considers, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings

        No material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in this quarter.

Item 6. Exhibits and Reports on Form 8-K

        (a) (11)  Computation of earnings per share is attached as Exhibit 11.

            (27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

        (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended March 31, 1997.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
SIGNATURE
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FRONTIER FINANCIAL CORPORATION



Date:    May 1, 1997                           /s/ James F. Felicetty
     ---------------------                     --------------------------------
                                                   James F. Felicetty
                                                   Secretary/Treasurer

                                 Exhibit Index


             (11)  Computation of earnings per share is attached as Exhibit 11.

             (27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.