Form 10-Q
period 1997-06-30
FRONTIER FINANCIAL CORP /WA/
filed 1997-08-05
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1997
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

                                 (425) 514-0719

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

The issuer has one class of common stock (no par value) with 7,323,416 shares outstanding as of June 30, 1997.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------
June 30, 1997
--------------------------------------------------------------------------------

PART I - Financial Information                                                           Page

            Item 1. Financial Statements

                    Consolidated Balance Sheet - June 30, 1997
                    and Year End 1996                                                     1

                    Consolidated Statement of Income - Three Months and Six Months
                    Ended June 30, 1997 and 1996                                          2

                    Consolidated Statement of Cash Flows - Six Months
                    Ended June 30, 1997 and 1996                                         3-4

                    Statement of Changes in Stockholder's Equity -
                    June 30, 1997                                                         5

                    Notes                                                                6-8

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operation                                             9-16

PART II - Other Information

            Item 1. Legal Proceedings                                                    17

            Item 4. Submission of Matters to a Vote of Security Holders                  17

            Item 6. Exhibits and Reports on Form 8-K                                     17

                    Signature                                                            18

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
--------------------------------------------------------------------------------
(unaudited)

                                                                            (In thousands)
                                                                        June 30,      December 31,
ASSETS                                                                    1997            1996
------                                                                    ----            ----

Cash & Balances Due from Depositary Institutions                       $  32,074        $  35,105
Securities: (Note 3)
  Available for Sale-Market Value                                         86,896           96,628
  Held to Maturity-Amortized Cost (Fair Value 12-31-96, $35,574)          33,386           34,502
                                                                       --------------------------
             Total Securities                                            120,282          131,130
Federal Funds Sold                                                        28,595           25,050
Loans: (Note 4)
  Loans, Net of Unearned Income                                          642,297          600,059
  Less:  Allowance for Loan Losses                                       (14,213)         (13,268)
                                                                       --------------------------
             Net Loans                                                   628,084          586,791
  Mortgage Loans Held for Sale                                               506              335
Premises & Equipment, Net                                                 14,183           14,202
Other Real Estate Owned                                                      245              444
Intangible assets                                                            358              396
Other Assets                                                              10,525           10,166
                                                                       --------------------------
                    TOTAL ASSETS                                       $ 834,852        $ 803,619
                                                                       ==========================

LIABILITIES

Deposits:
  Non-Interest Bearing                                                 $  98,509        $  82,275
  Interest Bearing                                                       595,392          588,241
                                                                       --------------------------
             Total Deposits                                              693,901          670,516
Federal Funds Purchased                                                    5,586            2,533
Securities sold under repurchase agreements                               10,062            9,478
Federal Home Loan Bank advances                                           30,000           35,000
Long-term debt                                                                85              100
Other Liabilities                                                          6,582            5,675
                                                                       --------------------------
             TOTAL LIABILITIES                                           746,216          723,302
                                                                       --------------------------

EQUITY CAPITAL (Note 5)

Common Stock                                                              71,170           57,191
Unrealized Gains/(Losses) on AFS Securities
             Net of Tax effect (Note 3)                                      (31)             129
Retained Earnings                                                         17,497           22,997
                                                                       --------------------------
             TOTAL CAPITAL                                                88,636           80,317
                                                                       --------------------------
 TOTAL LIABILITIES & CAPITAL                                           $ 834,852        $ 803,619
                                                                       ==========================


-------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
--------------------------------------------------------------------------------
Unaudited)
(In thousands, Except for Per Share Amounts)

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       ----------------------           ---------------------------
                                       June 30,      June 30,           June 30,           June 30,
                                           1997          1996               1997               1996
                                           ----          ----               ----               ----
INTEREST INCOME
  Interest & Fees on Loans               16,433        14,132             31,883            $27,443
  Interest on Investments                 2,404         2,525              4,849              5,509
                                      -------------------------------------------------------------
            Total Interest Income        18,837        16,657             36,732             32,952
                                      -------------------------------------------------------------
INTEREST EXPENSE
  Interest on Deposits                    7,281         6,825             14,520             14,169
  Interest on Borrowed Funds                585           375              1,121                680
                                      -------------------------------------------------------------
            Total Interest Expense        7,866         7,200             15,641             14,849
                                      -------------------------------------------------------------

Net Interest Income                      10,971         9,457             21,091             18,103
                                      -------------------------------------------------------------

PROVISION FOR LOAN LOSSES                  (250)         (300)              (350)              (500)

NONINTEREST INCOME
  Securities Gains/(Losses)                   0             0                  0                  0
  Service Charges on Deposit Accounts       426           405                827                791
  Other Noninterest Income                  740           470              1,131                899
                                      -------------------------------------------------------------
            Total Noninterest Income      1,166           875              1,958              1,690

NONINTEREST EXPENSE
  Salaries & Employee Benefits            3,128         2,671              6,069              5,248
  Occupancy Expense                         727           576              1,394              1,019
  Other Noninterest Expense               1,673         1,399              2,501              2,157
                                      -------------------------------------------------------------
            Total Noninterest Expense     5,528         4,646              9,964              8,424

INCOME BEFORE INCOME TAX                  6,359         5,386             12,735             10,869
                                      -------------------------------------------------------------

APPLICABLE INCOME TAX                    (2,158)       (1,785)            (4,359)            (3,633)

            NET INCOME                    4,201         3,601              8,376             $7,236
                                      =============================================================
Average Number of Shares Outstanding
  for the Period                      7,317,683     7,257,853          7,317,683          7,257,853

PER SHARE COMMON STOCK                    $0.57         $0.50              $1.14              $1.00
                                      =============================================================

-------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited)
(In thousands)

                                                          SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                 June 30, 1997   June 30, 1996
------------------------------------                 -------------   -------------
Net Income                                                  $8,376          $7,236
Adjustments to reconcile net income to net
cash provided by operating activities
             Depreciation and amortization                     752             678
             Provision for loan losses                         350             500
             FHLB stock dividends                             (306)           (278)
             Increase in income taxes payable                 (391)           (367)
             Decrease in interest receivable                   (32)           (196)
             Increase(Decrease) in interest payable            131            (719)
             Loss on sale of HTM securities                      0               0
             Loans originated for sale                      (8,216)        (11,031)
             Proceeds from sale of loans                     8,046          10,734
             Other operating activities                        939           1,077
                                                          --------        --------

Net cash provided by operating activities                    9,649           7,634
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                          (3,545)         43,860
Proceeds from sales of HTM securities                            0               0
Proceeds from maturities of AFS & HTM securities            21,281          19,741
Purchase of AFS securities                                  (2,999)         (8,019)
Purchase of HTM securities                                  (7,373)        (11,258)
Net cash flows from loan activities                        (41,574)        (61,203)
Purchases of premises and equipment                           (566)           (341)
Proceeds from the sale of other real estate                    199             305
Cash invested in other real estate                               0            (281)
Other investing activities                                       0               0
                                                          --------        --------
Net cash used by investing activities                      (34,577)        (17,196)
                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                 25,028          12,127
Net change in certificates of deposit                       (2,025)        (26,345)
Proceeds from issuance of stock                                102              69
Principal payments on long term debt                           (99)            (73)
Advances from FHLB                                          40,000          25,000
Repayment of FHLB advances                                 (45,000)              0
Net change in Federal Funds purchased                        3,637           3,006
Other financing activities                                     254             386
                                                          --------        --------
Net cash provided by financing activities                   21,897          14,170
                                                          --------        --------



(Continued on next page)                -3-

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

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                       June 30, 1997   June 30, 1996
                                                       -------------   -------------


INCREASE IN CASH AND DUE FROM BANKS                         ($ 3,031)       $  4,608

CASH & DUE FROM BANKS AT BEGINNING
             OF YEAR                                          35,105          19,708
                                                            --------        --------

CASH AND DUE FROM BANKS AT END
             OF PERIOD                                       $32,074        $ 24,316
                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                       $15,510        $ 15,570
Cash paid during the year for income taxes                     4,750           4,000
Real estate taken as settlement for loan
  obligations                                                      0               0
Real estate taken as settlement for loan
  obligations - financed by bank                                  $0              $0




-------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.
                                       -4-

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

                                                                                                           Net Unrealized
                                                            Common Stock                   Retained        Gains (Losses)
                                                       Shares            Amount            Earnings         On Securities     Total
                                                       ------            ------            --------         -------------     -----
Balance, December 31, 1994                            4,196,435           $43,917            $7,721           ($1,179)     $50,459
                                                     ===============================================================================

Net Income for 1995                                                                          12,615                         12,615

Stock Options Exercised                                  24,821               159                                              159

Three-for-two Stock Split                             2,100,651                                                                  0

Fractional Shares Purchased                                 348                 8                                                8

Unrealized gains on transfer from held to maturity
  to available for sale, net of tax effect                                                                        237          237

Valuation of Available for Sale
  Securities                                                                                                    1,875        1,875
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1995                            6,322,255            44,084            20,336               933       65,353
                                                     ===============================================================================

Net Income for 1996                                                                          14,617                         14,617

Stock Options Exercised                                  31,283               160                                              160

7% Stock Dividend                                       442,831            11,956           (11,956)                             0

Fractional Shares Purchased                                 797                20                                               20

Shares exchanged for minority
             investment                                  33,500               971                                              971

Valuation of Available for Sale
  Securities                                                                                                     (804)        (804)
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1996                            6,830,666            57,191            22,997               129       80,317
                                                     ===============================================================================
Net income for first six months
    of 1997                                                                                   8,376                          8,376

Stock Options Exercised                                  13,268                78                                               78

7% Stock Dividend                                       478,609            13,876           (13,876)                             0

Fractional Shares Purchased                                 873                25                                               25

Valuation of Available for Sale
  Securities                                                                                                     (160)        (160)

                                                     -------------------------------------------------------------------------------
Balance, June 30, 1997                                7,323,416           $71,170           $17,497              ( 31)     $88,636
                                                     ===============================================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.             PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

                    The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1996 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for year-end December 31, 1997.

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

                    At June 30, 1997, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 1997:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
             ------------------------------------------------------

       (In thousands)                         Amortized  Gross Unreal-  Gross Unreal-       Aggregate
                                                   Cost     ized Gains    ized Losses      Fair Value
                                             --------------------------------------------------------
AFS SECURITIES:
             Equities                          $  9,576                                      $  9,576
             U.S. Treasuries                        756             20                            776
             U.S. Agencies                       42,977            133           (319)         42,791
             Corporate securities                33,634            358           (239)         33,753
                                             --------------------------------------------------------
                    Totals                       86,943            511           (558)         86,896
                                             --------------------------------------------------------

HTM SECURITIES:
             Municipal securities                29,836          1,048            (26)         30,858
             Certificates of deposit              3,550                                         3,550
                                             --------------------------------------------------------
                    Totals                     $ 33,386       $  1,048       ($    26)       $ 34,408
                                             --------------------------------------------------------

                    Totals                     $120,329       $  1,559       ($   584)       $121,304
                                             ========================================================

                         MATURITY SCHEDULE OF SECURITIES

                             Available For Sale            Held To Maturity
                             ------------------            ----------------
                          Amortized          Fair     Amortized          Fair
MATURITY                       Cost         Value          Cost         Value
--------                       ----         -----          ----         -----
 0-1 Yr                     $17,065       $17,093       $ 3,765       $ 3,767
 1-5 Yrs                     23,307        23,589         1,277         1,323
 5-10 Yrs                    45,082        44,696        25,119        25,985
Over 10 Yrs                   1,489         1,518         3,225         3,333
                          -----------------------------------------------------
                            $86,943       $86,896       $33,386       $34,408
                          =====================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3 - (Continued)
--------------------------------------------------------------------------------


                        CHANGES IN AFS AND HTM SECURITIES

             For the Quarter Ended June 30, 1997:

AFS SECURITIES
Proceeds From Sales                                  $ 0
Gross Realized Gains                                  --
Gross Realized Losses                                 --
Gross Gains & Losses Included In Earnings From
       Transfers To The Trading Category              --
Net Change In Unrealized Holding Gains Or
       Losses Included In The Separate
       Component of Equity Capital                  $744

HTM SECURITIES
Sales Or Transfers From this Category                $ 0





NOTE 4.      LOANS
             The following is an analysis of the loan portfolio by major type of loans:

                       June 30, 1997     Dec 31, 1996
                       -------------     ------------
Commercial                $ 125,157        $ 117,551
Real Estate:
       Commercial           263,164          231,379
       Construction         128,482          133,582
       Residential          105,776           99,099
Installment                  24,758           23,077
                          ---------        ---------
                            647,337          604,688
Unearned Fee Income          (4,534)          (4,294)
                          ---------        ---------
       Total Loans        $ 642,803        $ 600,394
                          =========        =========


NOTE 5. The Board of Directors declared 7% stock dividends which were paid March 18, 1996 and March 17, 1997 respectively.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
             AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of the Corporation for the second quarter of 1997 was $4.2 million versus $3.6 million for the second quarter of 1996, or up 16.6%. The reason for the increase in net income in 1997 was due to an increase in net interest income of $1.5 million, or 16.0%. This marks the fifty-fourth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the second quarter of 1996, unless otherwise stated.

Annualized return on average assets (ROA) was 2.04% in 1997, and 1.96% in 1996. Annualized return on average stockholder's equity (ROE) in 1997 was 19.16%, as compared to 19.63% in 1996. Earnings per share were $.57 for 1997, and $.50 for 1996. Earnings per share have been adjusted for the seven percent stock dividend paid on March 17, 1997.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The Bank's lending and other activities are concentrated in Snohomish County, Washington, but also includes the northern and eastern part of King County, by having branches located in Bothell, Woodinville, the Lake City area of north Seattle and Redmond. In 1996, the Bank opened a branch in Skagit County, which is the contiguous county north of Snohomish County. These three counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the worlds largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank opened a branch office in Redmond in the first quarter of 1997.

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

BALANCE SHEET

On the next page, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Period ended June 30,               1997           1996        $ Change       % Change
---------------------           -------------------------------------------------------
Loans                              $642,803       $565,808       $ 76,995         13.6%
Investments*                        120,329        144,002        (23,673)       -16.4%
Federal Funds Sold                   28,595         12,070         16,525        136.9%
                                   ----------------------------------------------------
Total Assets                       $834,852       $755,852       $ 79,000         10.5%

Noninterest bearing deposits       $ 98,509       $ 84,163       $ 14,346         17.0%
Interest bearing deposits           595,392        543,321         52,071          9.6%
                                   ----------------------------------------------------
Total deposits                      693,901        627,484         66,417         10.6%
Federal Funds purchased
  and Repurchase Agreements          15,648         10,602          5,046         47.6%
Long-term debt                       30,085         40,137        (10,052)       -25.0%
Capital                            $ 88,636       $ 71,977       $ 16,659         23.1%
*  Shown at amortized cost.

At quarter end 1997, loans were up $77.0 million, or 13.6% over the previous year. This substantial increase in loans over the last year, as compared to the same quarter end in 1996, was due, for the most part, by the economic growth of the region. At this same time a year ago, loans were up $84.9 million, or 17.7%.

To fund the increase in loans, deposits contributed $66.4 million and maturities and calls of investments, and increased capital, contributed the remainder. During this period, $10 million in FHLB borrowings were repaid which reduced long-term debt to $30.1 million.

The mix of interest bearing deposits looks somewhat different from a year ago. At June 30, 1996, NOW and Money Market accounts made up 11.8% of total deposits. At June 30, 1997, those deposits made up 12.8%. Savings deposits, a year ago, made up 23.7% of interest bearing deposits, and 21.4% in 1997. Time deposits were 51.0% of total interest bearing deposits in 1996, and 51.6% in 1997.

Over the last year, NOW and Money Market deposits increased $14.8 million, or 19.9%; savings deposits decreased $.1 million, or (.4)%, and time deposits increased $37.9 million, or 11.8%. During this past year, it was managements adjustments of interest rates paid on time deposits (cd's) that caused the growth in cd's.

Breaking the trend in little or no growth from year-to-year, noninterest bearing accounts have increased 17.0%, or $14.3 million in the last year. Management attributes this increase, for the most part, to the increase in business deposits due to the fallout from major regional bank mergers.

The increase of $5.0 million, or 47.6% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by continuing demand for sweep accounts by local businesses. Due to excessive liquidity during the period, long-term debt was reduced by $10.0 million. Of the $30 million in FHLB borrowings remaining, a block of $20 million has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.
                                      -10-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income
--------------------------------------------------------------------------------

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

                                                             (In thousands)

For quarter ended June 30,            1997           1996          $ Change       % Change
--------------------------            ----           ----          --------       --------
Loans                                $631,563       $540,717       $ 90,846         16.8%
Investments*                          123,626        143,985        (20,359)       -14.1%
Federal Funds Sold                     28,936         16,786         12,150         72.4%
Total Earning Assets                  784,125        701,488         82,637         11.8%
                                     -----------------------------------------------------
Total Assets                          823,285        733,721         89,564         12.2%

Noninterest bearing deposits           92,627         80,558         12,069         15.0%
Interest bearing deposits             590,919        546,009         44,910          8.2%
                                     -----------------------------------------------------
Total deposits                        683,546        626,567         56,979          9.1%
Fed Funds purchased
     and repurchase agreements         14,496         12,773          1,723         13.5%
Long-term Debt                         30,087         16,513         13,574         82.2%
Capital                                87,674         71,229         16,445         23.1%

Total interest income                  19,066         16,908          2,158         12.8%
Total interest expense                  7,866          7,201            665          9.2%
                                     -----------------------------------------------------
Net Interest Income                  $ 11,200       $  9,707       $  1,493         15.4%
*  Shown at amortized cost.


In 1997, average total earning assets as a percent of average total assets were 95.2%, and 95.5% in 1996. This ratio indicates how efficiently assets are being utilized. Average loans were 76.7% and 73.7% respectively, indicating the Corporation could use more loans at the present time. Investments as a percent of average assets for the same periods were 15.0% as compared to 19.5%. Management has intentionally allowed the investment portfolio to run off to provide liquidity for growth of the loan portfolio. At the same time, however, management has recognized that short to medium term yields on

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - (Continued)
--------------------------------------------------------------------------------

investments were not sufficient to warrant re-investing excess liquidity in those maturities. This is why average federal funds sold increased from $16.8 million to $28.9 million, or 72.4% over the period. Average total deposits increased $57.0 million, or 9.1%. Not indicated in the table above are the components of interest bearing deposits which, in total, increased $44.9 million, or 8.2%. Average NOW and Money Market accounts increased $11.6 million, or 15.9%; savings accounts increased $3.7 million, or 2.6%, and time cd's increased $29.6 million, or 9.0%.

Earning Assets

The yield on total earning assets in 1997 increased .08%, from 9.78% in 1996 to 9.86% in 1997. The cost of total interest bearing liabilities decreased .06%, from a 5.08% in 1996 to a 5.02% in 1997.

On a tax equivalent basis, net interest income was $11.2 million in 1997, versus $9.7 million in 1996, for an increase in net interest income of $1.5 million.

Total interest income increased $2.2 million, and total interest expense increased $.7 million, for an increase in net interest income of $1.5 million.

The increase in the average balance of earning assets increased interest income by $2.2 million, with no change in interest rates for a net increase of $2.2 million.

The yield on total loans decreased from 10.61% in 1996 to 10.55% in 1997. Real estate commercial loans decreased in yield from 10.12% to 10.10%. Real estate construction loans increased in yield from 12.24% to 12.27%. Business loans decreased from 10.41% to 10.32%, and installment loans increased from 9.58% to 9.85%. Real estate mortgage loans declined from 10.33% in 1996 to 10.09% in the current year. The yield on investments increased from 7.17% in 1996 to 7.33% in 1997, and the yield on federal funds sold increased from 5.36% in 1996 to 5.95% in 1997.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $.8 million, and the rates paid on interest bearing liabilities decreased interest expense by $.1 million, for a net change of $.7 million.

The cost of NOW and money market accounts went from 2.92% in 1996, to 2.95% in 1997. Savings accounts cost increased from 4.03% in 1996 to 4.04% in 1997, and time cd's decreased in cost from 6.00% in 1996 to 5.88% in 1997. Short term borrowings increased from 5.02% to 5.08%, and long-term debt cost increased from 5.34% in 1996 to 5.41% in 1997.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased in 1997 to $1.1 million, up $291 thousand , or 33.3% from a year ago. Service charges increased from $405 thousand to $426 thousand, or 5.2%. This is below the 8.3% growth in the number of accounts susceptible to service charge during the period. Management believes that the growth in service charge income falls short of the growth in the number of susceptible accounts due to higher average balances.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Noninterest Income and Expense - (Continued)
--------------------------------------------------------------------------------

Other income for the period was up $270 thousand, or 57.4%. For the most part, this was attributable to a non-recurring gain on ORE of $195 thousand. However, sales of insurance, annuities and mutual funds netted an increase of $58 thousand, or 252.2% for the period, and broker loan fees increased $23 thousand, or 65.7%.

Trust department fees were up $35 thousand, or 18.6% for the period. The market value of trust assets at quarter end 1997 was $135.0 million, as compared to $109.6 million in 1996, an increase of $25.4 million, or 23.2%.

Total noninterest expenses increased $882 thousand, or 19.0% in 1997. Salaries and Employee Benefits increased $457 thousand, to $3.1 million, or 17.1%. Salaries, alone, increased $222 thousand to $2.0 million, or 12.2% from $1.8 million a year ago. Employee benefits increased $235 thousand to $1.1 million, or 27.8% from $.8 million a year ago. The increase in salaries was due an increase in staff over the year of 6.8%, and merit raises of 5.4%. The employee benefits increase of $235 thousand was attributable to a timing difference increase in the profit sharing reserve of $153 thousand, or 35.8%, increased social security taxes of $22 thousand, or 14.5%, and an increase in medical insurance premiums of $11 thousand, or 10.7%.

Total occupancy expense increased $152 thousand, or 26.4%. 41.5%, $302 thousand of occupancy expense was depreciation in 1997, and $226 thousand, or 39.3% was depreciation in 1996. Excluding depreciation, occupancy expense increased $76 thousand, or 21.8%, in 1997. The increase was attributable to increased furniture and equipment purchases, and rent.

Other expense increased $274 thousand, or 19.6%, to $1.7 million. This is due to normal increases in the cost of operations due to the growth of the Corporation over the last year.

Many banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead and costs. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense by the sum of net interest income and other noninterest income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1997 period was 43.2%, and 42.6% for 1996. The Corporation's ratio is considered excellent for the industry.


LOANS
IMPAIRED ASSETS (Previously known as non-performing assets)

Non-performing assets are summarized as follows:

                                                                  (In thousands)
                  Period Ended June 30,                     1997            1996
                                                            ----            ----
Non-accruing loans                                      $  4,951        $  2,121
Loans past due 90 days or more and still accruing              0               0
Restructured loans                                           115             136
Other real estate owned                                      245             567
                                                        ------------------------
             Total non-performing loans                 $  5,311        $  2,824
                                                        ========================

Total loans at end of period                            $642,803        $565,808
                                                        --------        --------

As a percent of total loans outstanding                    0.83%           0.50%
                                                        ========================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
 Operations
--------------------------------------------------------------------------------
Impaired Assets - (Continued)
--------------------------------------------------------------------------------

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-performing assets to total loans is felt to be modest. Other real estate owned is comprised of one parcel of commercial land, which is for sale. As of June 30, 1997, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the real estate construction and land development industry. These loans totaled $112.3 million in 1997, or 17.5% of total loans, and $98.1 million in 1996, or 17.3% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a stable real estate market. Stable interest rates have helped facilitate a strong level of sales and real estate activity in general, and management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At June 30, 1997 and 1996, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended June 30, 1997, the allowance for possible loan losses increased to $14.2 million, or 2.21% of total loans, from $12.2 million, or 2.15% of total loans in 1996. Net loan losses for 1997 are, actually, net recoveries of $595 thousand for the year-to-date period ended June 30, 1997. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
 Operations.
--------------------------------------------------------------------------------
Liquidity
--------------------------------------------------------------------------------

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 1997 and 1996. This discussion addresses those periods of time.

Net cash provided by operating activities in 1997 totaled $9.6 million, as compared to $7.6 million in 1996. The largest component providing net cash was income of $8.4 million in 1997 and $7.2 million in 1996.

Real estate secondary market loans originated for sale in 1997 were down $2.8 million, or 34.3%, from the same period in 1996. This is a continuation of a downward trend which began several quarters ago. Increased volume from this operation is questionable for the remainder of the year.

Investing activities for 1997 were heavily concentrated in the loan portfolio which required $41.6 million in funding. Of the $21.3 million of investment securities which matured during the current period, $10.4 million was reinvested, and the remaining was used to fund loan growth. In 1996, $43.9 million came out of federal funds sold to fund loans, and the investment portfolio maturities were reinvested.

Financing the investment activities in 1997 was mainly accomplished by acquisition of core deposits (including NOW, Money Market and Savings accounts) of $25.0 million. Repayment of FHLB advances exceeded borrowings by $5.0 million due to excess liquidity during the current period. In 1996, the majority of the funding of investment activities came from FHLB advances and increased core deposit balances.

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

INTEREST RATE RISK

Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. Management's objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility under varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels. The model the Corporation will use for measuring this risk has been put into place, and should become fully operational in 1997.
                                      -15-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
 Operations.
--------------------------------------------------------------------------------
Interest Rate Risk - (Continued)
--------------------------------------------------------------------------------

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

At the end of the second quarter of 1996, the gap of the Corporation was a negative (25.1%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that decreasing general interest rates would increase the net interest margin ("NIM"), which is annualized net interest income divided by average assets. Since that time, the NIM has increased from 5.16% to 5.41% at the end of June 1997. During this period of time, the Corporation had increased and decreased rates paid on time deposits several times, with rates on those deposits up 10 basis points at the end of June 1997.

Because of how the gap acted in this instance, the gap should not be relied upon as an accurate gauge of what will happen to future earnings if interest rates move. The gap cannot anticipate management actions with regard to when rates are actually increased or decreased, and to what degree, but the gap does indicate the ability management may have to change rates.

THE CORPORATION DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS OR HEDGES, OR OTHER DERIVATIVE SECURITIES.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at second quarter end 1997 was $88.6 million. This amount compares to $72.0 million at June, 1996, an increase of $16.6 million, or 23.1%. Almost all of the increase was attributable to retained earnings.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At June 30, 1997, the Corporation's leverage ratio was 10.74%, compared to 9.85% at quarter end 1996. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Based on these requirements, the Corporation's Tier I and combined Tier II capital ratios were 12.82% and 14.08% at June 30, 1997, and 11.48% and 12.74% at June 30, 1996.

Management constantly monitors the level of capital of the Corporation, and believes that capital is excessive to meet present needs. As an ongoing process, management considers, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             The 1997 Annual Meeting of Shareholders was held on April 17, 1997. At that meeting, the only item to be voted upon was the election of directors. Of 7,316,968 shares outstanding and authorized to vote, 5,093,996 were represented in person or by proxy. There were proxies representing 4,826,928 shares, and there were persons in attendance representing 267,068 shares. 69.6% of the total outstanding shares were represented at the meeting. Eleven incumbent directors and three new directors were elected as shown below with the affirmative votes cast for each director indicated next to their name:

George E. Barber        5,081,514 Edward J. Novack          5,084,360
Lucy DeYoung            5,066,671 J. Donald Regan           5,084,360
Robert J. Dickson       5,084,360 Roger L. Rice             5,063,717
David A. Dujardin       5,084,360 Roy A. Robinson           5,071,747
Edward D. Hansen        5,072,446 William J. Robinson       5,052,368
William H. Lucas        5,073,672 Edward C. Rubatino        5,092,521
James H. Mulligan       5,073,511 Darrell J. Storkson       5,084,360

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

             (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended June 30, 1997.

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



                                         FRONTIER FINANCIAL CORPORATION



Date:    July 28, 1997                   /s/ James F. Felicetty
     ---------------------               -----------------------------
                                         James F. Felicetty
                                         Secretary/Treasurer