Form 10-Q
period 1997-09-30
FRONTIER FINANCIAL CORP /WA/
filed 1997-10-29
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the Quarter ended September 30, 1997
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

The issuer has one class of common stock (no par value) with 7,335,550 shares outstanding as of September 30, 1997.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------
September 30, 1997
--------------------------------------------------------------------------------


PART I - Financial Information                                                              Page
------------------------------                                                              ----
         Item 1.   Financial Statements.

                   Consolidated Balance Sheet - September 30, 1997
                   and Year End 1996.                                                         1

                   Consolidated Statement of Income - Three Months and Nine Months
                   Ended September 30, 1997 and 1996.                                         2

                   Consolidated Statement of Cash Flows - Nine Months
                   Ended September 30, 1997 and 1996.                                        3-4

                   Statement of Changes in Stockholder's Equity -
                   September 30, 1997.                                                        5

                   Notes                                                                     6-8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operation.                                                9-17

PART II - Other Information

          Item 1.  Legal Proceedings.                                                        18

          Item 4.  Submission of Matters to a Vote of Security Holders.                      18

          Item 6.  Exhibits and Reports on Form 8-K.                                         18

                            Signature                                                        19

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
--------------------------------------------------------------------------------
(Unaudited)

                                                                      (In thousands)
                                                               Sept. 30,        December 31,
ASSETS                                                            1997             1996
------                                                         ---------        ------------
Cash & Balances Due from Depositary Institutions               $  31,955         $  35,105
Securities: (Note 3)
  Available for Sale-Market Value                                 84,057            96,628
  Held to Maturity-Amortized Cost (Fair Value 12-31-96,           33,187            34,502
                                                               ---------------------------
       Total Securities                         $  35,574)       117,244           131,130
Federal Funds Sold                                                46,345            25,050
Loans: (Note 4)
  Loans, Net of Unearned Income                                  661,517           600,059
  Less:  Allowance for Loan Losses                               (14,639)          (13,268)
                                                               ---------------------------
       Net Loans                                                 646,878           586,791
  Mortgage Loans Held for Sale                                       396               335
Premises & Equipment, Net                                         13,949            14,202
Other Real Estate Owned                                              245               444
Intangible assets                                                    339               396
Other Assets                                                      10,348            10,166
                                                               ---------------------------
       TOTAL ASSETS                                            $ 867,699         $ 803,619
                                                               ===========================

LIABILITIES

Deposits:
  Non-Interest Bearing                                         $ 101,833         $  82,275
  Interest Bearing                                               620,196           588,241
                                                               ---------------------------
       Total Deposits                                            722,029           670,516
Federal Funds Purchased                                            3,913             2,533
Securities sold under repurchase agreements                       10,783             9,478
Federal Home Loan Bank advances                                   30,000            35,000
Long-term debt                                                        77               100
Other Liabilities                                                  7,130             5,675
                                                               ---------------------------
                     TOTAL LIABILITIES                           773,932           723,302
                                                               ---------------------------

EQUITY CAPITAL (Note 5)

Common Stock                                                      71,243            57,191
Unrealized Gains/(Losses) on AFS Securities
      Net of Tax effect (Note 3)                                     344               129
Retained Earnings                                                 22,180            22,997
                                                               ---------------------------
      TOTAL CAPITAL                                               93,767            80,317
                                                               ---------------------------
 TOTAL LIABILITIES & CAPITAL                                   $ 867,699         $ 803,619
                                                               ===========================




------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
--------------------------------------------------------------------------------
(Unaudited)
(In thousands, Except for Per Share Amounts)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      -------------------------------         -------------------------------
                                                        Sept. 30,           Sept. 30,           Sept. 30,           Sept. 30,
                                                          1997                1996                1997                1996
                                                      -----------         -----------         -----------         -----------
INTEREST INCOME
  Interest & Fees on Loans                                 17,050              14,877              48,933         $    42,320
  Interest on Investments                                   2,438               2,318               7,287               7,826
                                                      -------------------------------         -------------------------------
                     Total Interest Income                 19,488              17,195              56,220              50,146
                                                      -------------------------------         -------------------------------
INTEREST EXPENSE
  Interest on Deposits                                      7,511               6,721              22,030              20,889
  Interest on Borrowed Funds                                  617                 716               1,739               1,396
                                                      -------------------------------         -------------------------------
                     Total Interest Expense                 8,128               7,437              23,769              22,285
                                                      -------------------------------         -------------------------------

Net Interest Income                                        11,360               9,758              32,451              27,861
                                                      -------------------------------         -------------------------------
PROVISION FOR LOAN LOSSES                                    (350)               (700)               (700)             (1,200)

NONINTEREST INCOME
  Securities Gains/(Losses)                                     0                   0                   0                   0
  Service Charges on Deposit Accounts                         407                 388               1,235               1,179
  Other Noninterest Income                                    547                 740               1,676               1,639
                                                      -------------------------------         -------------------------------
                     Total Noninterest Income                 954               1,128               2,911               2,818

NONINTEREST EXPENSE
  Salaries & Employee Benefits                              3,003               2,695               9,072               7,943
  Occupancy Expense                                           690                 616               2,083               1,635
  Other Noninterest Expense                                 1,100                 797               3,601               2,955
                                                      -------------------------------         -------------------------------
                     Total Noninterest Expense              4,793               4,108              14,756              12,533

INCOME BEFORE INCOME TAX                                    7,171               6,078              19,906              16,946
                                                      -------------------------------         -------------------------------

APPLICABLE INCOME TAX                                      (2,488)             (2,097)             (6,847)             (5,729)

                      NET INCOME                      $     4,683         $     3,981         $    13,059         $    11,217
                                                      ===============================         ===============================

Average Number of Shares Outstanding
  for the Period                                        7,322,337           7,268,590           7,322,337           7,268,590

PER SHARE COMMON STOCK                                $      0.64         $      0.55         $      1.78         $      1.54
                                                      ===============================         ===============================





------------------------------------------------
The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
--------------------------------------------------------------------------------
(Unaudited)


                                                                (In thousands)
                                                               NINE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                   Sept. 30, 1997     Sept. 30, 1996
                                                       --------------     --------------
Net Income                                                $ 13,059           $ 11,217
Adjustments to reconcile net income to net
cash provided by operating activities
         Depreciation and amortization                       1,124              1,017
         Provision for loan losses                             700              1,200
         FHLB stock dividends                                 (480)              (421)
         Increase in income taxes payable                     (179)               411
         Decrease in interest receivable                       (81)              (588)
         Increase(Decrease) in interest payable                 80               (461)
         Loss on sale of HTM or AFS securities                   0                  0
         Loans originated for sale                         (13,900)           (16,389)
         Proceeds from sale of loans                        13,839             16,216
         Other operating activities                          1,239              1,327
                                                          --------           --------

Net cash provided by operating activities                   15,401             13,529
                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                         (21,295)            48,135
Proceeds from sales of HTM securities                            0                  0
Proceeds from maturities of AFS & HTM securities            32,115             26,206
Purchase of AFS securities                                  (6,494)            (8,237)
Purchase of HTM securities                                 (10,922)           (14,276)
Net cash flows from loan activities                        (60,677)           (84,312)
Purchases of premises and equipment                           (647)              (880)
Proceeds from the sale of other real estate                    199                305
Cash invested in other real estate                               0               (281)
Other investing activities                                       0                  1
                                                          --------           --------
Net cash used by investing activities                      (67,721)           (33,339)
                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                 44,673             11,440
Net change in certificates of deposit                        6,449            (11,922)
Proceeds from issuance of stock                                176                119
Principal payments on long term debt                          (143)              (112)
Advances from FHLB                                          40,000             35,000
Repayment of FHLB advances                                 (45,000)           (12,500)
Net change in Federal Funds purchased                        2,685              3,244
Pre-paid expenses                                              (63)               (49)
Other financing activities                                     393                484
                                                          --------           --------
Net cash provided by financing activities                   49,170             25,704
                                                          --------           --------



(Continued on next page)                -3-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
--------------------------------------------------------------------------------
(Unaudited)


                                                                 (In thousands)

                                                                NINE MONTHS ENDED
                                                        Sept. 30, 1997      Sept. 30, 1996
                                                        --------------      --------------
INCREASE IN CASH AND DUE FROM BANKS                        ($ 3,150)          $  5,894

CASH & DUE FROM BANKS AT BEGINNING
     OF YEAR                                                 35,105             19,708
                                                           --------           --------

CASH AND DUE FROM BANKS AT END
     OF PERIOD                                             $ 31,955           $ 25,602
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                     $ 23,689           $ 22,764
Cash paid during the year for income taxes                    7,025              5,416
Real estate taken as settlement for loan
  obligations                                                     0                  0
Real estate taken as settlement for loan
  obligations - financed by bank                           $      0           $    570































------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

                                                                                                Net Unrealized
                                                              Common Stock           Retained    Gains (Losses)
                                                         Shares        Amount        Earnings    On Securities        Total
                                                         ------        ------        --------    -------------        -----
Balance, December 31, 1994                             4,196,435     $   43,917     $    7,721     ($   1,179)    $   50,459
                                                       =====================================================================
Net Income for 1995                                                                     12,615                        12,615

Stock Options Exercised                                   24,821            159                                          159

Three-for-two Stock Split                              2,100,651                                                           0

Fractional Shares Purchased                                  348              8                                            8

Unrealized gains on transfer from held to maturity
  to available for sale, net of tax effect                                                                237            237

Valuation of Available for Sale
  Securities                                                                                            1,875          1,875
                                                       ---------------------------------------------------------------------
Balance, December 31, 1995                             6,322,255         44,084         20,336            933         65,353
                                                       =====================================================================
Net Income for 1996                                                                     14,617                        14,617

Stock Options Exercised                                   31,283            160                                          160

7% Stock Dividend                                        442,831         11,956        (11,956)                            0

Fractional Shares Purchased                                  797             20                                           20

Shares exchanged for minority
   investment                                             33,500            971                                          971

Valuation of Available for Sale
  Securities                                                                                             (804)          (804)
                                                       ---------------------------------------------------------------------
Balance, December 31, 1996                             6,830,666         57,191         22,997            129         80,317
                                                       =====================================================================
Net income for first nine
    months of 1997                                                                      13,059                        13,059

Stock Options Exercised                                   25,402            150                                          150

7% Stock Dividend                                        478,609         13,876        (13,876)                            0

Fractional Shares Purchased                                  873             26                                           26

Valuation of Available for Sale
  Securities                                                                                              215            215
                                                       ---------------------------------------------------------------------
Balance, September 30, 1997                            7,335,550     $   71,243     $   22,180     $      344     $   93,767
                                                       =====================================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.        PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

               The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1996 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for year-end December 31, 1997.

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

               At September 30, 1997, the Corporation had no securities classified as "Trading", and all other securities in the portfolio were classified as HTM or AFS.

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

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 1997:

                     AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
                     ------------------------------------------------------

                     (In thousands)                Amortized   Gross Unreal- Gross Unreal-    Aggregate
                                                      Cost       ized Gains   ized Losses     Fair Value
                                                    ---------------------------------------------------
AFS SECURITIES:
    Equities                                        $  9,750                                   $  9,750
    U.S. Treasuries                                      755            29                          784
    U.S. Agencies                                     41,409           181          (129)        41,461
    Corporate securities                              31,613           491           (42)        32,062
                                                    ---------------------------------------------------
                     Totals                           83,527           701          (171)        84,057
                                                    ---------------------------------------------------


HTM SECURITIES:
    Municipal securities                              29,637         1,297            (4)        30,930
    Certificates of deposit                            3,550                                      3,550
                                                    ---------------------------------------------------
                     Totals                         $ 33,187      $  1,297           ($4)      $ 34,480
                                                    ---------------------------------------------------

                     Totals                         $116,714      $  1,998         ($175)      $118,537
                                                    ===================================================



                                 MATURITY SCHEDULE OF SECURITIES
                                 -------------------------------
                      Available For Sale                  Held To Maturity
                    -------------------------        --------------------------
                    Amortized            Fair        Amortized             Fair
  MATURITY               Cost           Value             Cost            Value
  --------               ----           -----             ----            -----
   0-1 Yr             $18,686         $18,674          $ 3,795          $ 3,797
   1-5 Yrs             19,223          19,658            1,297            1,344
  5-10 Yrs             45,138          45,206           24,905           26,006
Over 10 Yrs               480             519            3,190            3,333
                     ----------------------------------------------------------
                     $83,527          $84,057          $33,187          $34,480
                     ==========================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3 - (Continued)
--------------------------------------------------------------------------------



                        CHANGES IN AFS AND HTM SECURITIES
                        ---------------------------------
        For the Quarter Ended September 30, 1997:

        AFS SECURITIES
        Proceeds From Sales                                          $  0
        Gross Realized Gains                                          --
        Gross Realized Losses                                         --
        Gross Gains & Losses Included In Earnings From
                    Transfers To The Trading Category                 --
        Net Change In Unrealized Holding Gains Or
                    Losses Included In The Separate
                    Component of Equity Capital                      $375

        HTM SECURITIES
        Sales Or Transfers From this Category                        $  0





NOTE 4.  LOANS
         The following is an analysis of the loan portfolio by major type of loans:

                                                  September 30, 1997        Dec 31, 1996
                                                  ------------------        ------------
        Commercial                                     $ 126,163              $ 117,551
        Real Estate:
                     Commercial                          267,623                231,379
                     Construction                        144,634                133,582
                     Residential                         104,252                 99,099
        Installment                                       23,991                 23,077
                                                       ---------              ---------
                                                         666,663                604,688
        Unearned Fee Income                               (4,750)                (4,294)
                                                       ---------              ---------
                    Total Loans                        $ 661,913              $ 600,394
                                                       =========              =========


NOTE 5. The Board of Directors declared 7% stock dividends which were paid March 18, 1996 and March 17, 1997 respectively.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of the Corporation for the third quarter of 1997 was $4.7 million versus $4.0 million for the third quarter of 1996, or up 17.6%. The reason for the increase in net income in 1997 was due to an increase in net interest income of $1.6 million, or 16.4%. This marks the fifty-fifth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the third quarter of 1996, unless otherwise stated.

Annualized return on average assets (ROA) was 2.21% in 1997, and 2.10% in 1996. Annualized return on average stockholder's equity (ROE) in 1997 was 20.41%, as compared to 21.18% in 1996. Earnings per share were $.64 for 1997, and $.55 for 1996. Earnings per share have been adjusted for the seven percent stock dividend paid on March 17, 1997.

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

The financial performance of the Corporation is directly influenced by the economic conditions in its service area. In recent years leading up to 1996, Washington's growth moderated due to employment cutbacks in aerospace manufacturing, however, renewed economic strength and momentum were evident in the fourth quarter of 1995, in 1996, and thusfar in 1997. Expanded export markets combined with continued new product development by Boeing and high technology companies, especially Microsoft, fuel the economy.

The forecast for Snohomish County, and Everett, appears bright. The aircraft carrier Abraham Lincoln arrived at the Everett Home Port in December 1996, and will eventually be home for an multi-ship task force. A study performed on the impact of this Home Port on the Washington economy, shows that in 1996, military salaries, direct and indirect multipliers and procurement will total $387.6 million. That number is estimated to grow to $411.2 million through 1998.

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

BALANCE SHEET

On the next page, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------


At September 30,                        1997              1996            $ Change           % Change
                                      ---------------------------------------------------------------
Loans                                 $661,913          $587,952          $ 73,961              12.6%
Investments        *                   116,714           139,870           (23,156)            -16.6%
Federal Funds Sold                      46,345             7,795            38,550             494.5%
                                      ---------------------------------------------------------------
Total Assets                          $867,699          $772,820          $ 94,879              12.3%

Noninterest bearing deposits          $101,833          $ 82,923          $ 18,910              22.8%
Interest bearing deposits              620,196           558,296            61,900              11.1%
                                      ---------------------------------------------------------------
Total deposits                         722,029           641,219            80,810              12.6%
Federal Funds purchased
  and Repurchase Agreements             14,696            10,840             3,856              35.6%
Long-term debt                          30,077            37,629            (7,552)            -20.1%
Capital                               $ 93,767          $ 76,098          $ 17,669              23.2%

*  Shown at amortized cost.


At quarter end 1997, loans were up $74.0 million, or 12.6% over the previous year. This increase in loans over the last year, was due, for the most part, by the economic growth of the region. However, the growth rate in the third quarter of 1997 falls short of the growth rate in loans in the same quarter of 1996. At that time a year ago, loans were up $93.2 million, or 18.8% over 1995. Declining loan demand is also noticeable by the year-to-date increase in loans in 1996 when compared to 1997. Year-to-date loan growth in 1996 was $84 million, whereas year-to-date loan growth in 1997 has been $62 million. Management is aware of this slowing, and is reacting appropriately.

Investments declined $23.2 million, or 16.6% for the period. This decline was planned by management so that proceeds of maturing investments can be placed into the loan portfolio.

Consistent with funding of the loan portfolio with maturing investments, federal funds sold has become a temporary, overnight investment until funds are needed for loans. Federal funds sold increased $38.6 million, or 494.5% from the same period a year ago. Due to the present yield curve, the opportunity cost of liquidity is not substantial at this time.

Continuing to break the trend in little or no growth from year-to-year, noninterest bearing accounts have increased 22.8%, or $18.9 million over the last year. Management attributes this increase, for the most part, to the fallout from major regional bank mergers.

The mix of interest bearing deposits looks somewhat different from a year ago. At September 30, 1996, NOW and Money Market accounts made up 14.0% of total interest bearing deposits. At September 30, 1997, those deposits made up 16.4%. Savings deposits, a year ago, made up 26.0% of interest bearing deposits, and 24.5% in 1997. Time deposits were 60.0% of total interest bearing deposits in 1996, and 59.1% in 1997.

Over the last year, NOW and Money Market deposits increased $23.2 million, or 29.5%; savings deposits increased $6.8 million, or 4.7%, and time deposits increased $31.9 million, or 9.5%. During this past year, it was interest rates paid and business development efforts that caused the growth in interest bearing deposits.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results
of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

The increase of $3.9 million, or 35.6% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by continuing demand for sweep accounts by local businesses. Due to excessive liquidity during the period, long-term debt was reduced by $7.6 million. The $30 million in long-term debt remaining, are FHLB borrowings, of which a block of $20 million has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.

Capital has grown $17.7 million over the past year, or 23.2%. Management has recognized that the capital of the Corporation is excessive, and is currently reviewing strategies to offset the negative effect that excessive capital has on the return on equity ratio.

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

                                                 (In thousands)
For quarter ended September 30,           1997              1996            $ Change            % Change
                                        --------          --------          --------              ----
Loans                                   $652,047          $578,439          $ 73,608              12.7%
Investments                   *          117,252           142,136           (24,884)            -17.5%
Federal Funds Sold                        37,803             4,417            33,386             755.9%
Total Earning Assets                     807,102           724,992            82,110              11.3%
                                        --------------------------------------------------------------
Total Assets                             846,619           756,701            89,918              11.9%

Noninterest bearing deposits             100,001            79,926            20,075              25.1%
Interest bearing deposits                601,503           542,511            58,992              10.9%
                                        --------------------------------------------------------------
Total deposits                           701,504           622,437            79,067              12.7%
Fed Funds purchased
     and repurchase agreements            15,594            12,065             3,529              29.2%
Long-term Debt                            30,087            39,943            (9,856)            -24.7%
Capital                                   91,782            75,195            16,587              22.1%

Total interest income                     19,731            17,445             2,286              13.1%
Total interest expense                     8,128             7,437               691               9.3%
                                        --------------------------------------------------------------
Net Interest Income                     $ 11,603          $ 10,008          $  1,595              15.9%

*  Shown at amortized cost.             -11-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - (Continued)
--------------------------------------------------------------------------------

In 1997, average total earning assets as a percent of average total assets were 95.3%, and 95.8% in 1996. This ratio indicates how efficiently assets are being utilized. Average loans were 77.0% and 76.4%, and investments as a percent of average assets for the same periods were 13.8% as compared to 18.8%. As previously mentioned, management has intentionally allowed the investment portfolio to run off to provide liquidity for growth of the loan portfolio. At the same time, however, management has recognized that short to medium term yields on investments were not sufficient to warrant re-investing excess liquidity in those maturities. This is why average federal funds sold increased from $4.4 million to $37.8 million, or 755.9% over the period. Average total deposits increased $79.1 million, or 12.7%. Not indicated in the table above are the components of interest bearing deposits which, in total, increased $59.0 million, or 10.9%. Average NOW and Money Market accounts increased $17.4 million, or 24.3%; savings accounts increased $3.1 million, or 2.1%, and time cd's increased $38.4 million, or 11.9%.

Earning Assets

The yield on total earning assets in 1997 increased .15%, from 9.76% in 1996 to 9.91% in 1997. The cost of total interest bearing liabilities increased .02%, from a 5.07% in 1996 to a 5.09% in 1997.

On a tax equivalent basis, net interest income was $11.6 million in 1997, versus $10.0 million in 1996, for an increase in net interest income of $1.6 million.

Total interest income increased $2.3 million, and total interest expense increased $.7 million, for an increase in net interest income of $1.6 million.

The increase in the average balance of earning assets increased interest income by $1.9 million, and an increase in interest rates increased interest income by $.4 million, for a net increase of $2.3 million.

The yield on total loans increased from 10.44% in 1996 to 10.61% in 1997. Real estate commercial loans increased in yield from 9.83% to 9.89%. Real estate construction loans increased in yield from 12.10% to 12.89%. Business loans increased from 10.44% to 10.46%, and installment loans decreased from 10.15% to 9.76%. Real estate mortgage loans increased from 9.89% in 1996 to 9.90%. The yield on investments increased from 7.14% in 1996 to 7.39% in 1997, and the yield on federal funds sold increased from 5.19% in 1996 to 5.68% in 1997.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $.6 million, and the rates paid on interest bearing liabilities increased interest expense by $.1 million, for a net change of $.7 million.

The cost of NOW and money market accounts went from 3.02% in 1996, to 2.99% in 1997. Savings accounts cost stayed the same at 4.09%, and time cd's increased in cost from 5.89% in 1996 to 5.98% in 1997. Short term borrowings increased from 4.94% to 5.17%, and long-term debt cost decreased from 5.77% in 1996 to 5.64% in 1997.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - (Continued)
--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE

Total noninterest income decreased in 1997 to $1.0 million, down $174 thousand, or 15.4% from a year ago. Service charges increased from $388 thousand to $407 thousand, or 4.9%. This is below the 8.9% growth in the number of accounts susceptible to service charge during the period. Management believes that the growth in service charge income falls short of the growth in the number of susceptible accounts due to higher average balances.

Other income for the period was down $193 thousand, or 26.1%. In 1996, however, there was a non-recurring gain on the sale of ORE of $294 thousand. Without this one-time gain, other income would have been up $101 thousand. That increase was due to increased trust department income of $37 thousand, or 21.0%; insurance and financial services income increased $30 thousand, or 68.2%, and broker loan fees increased $23 thousand, or 41.1%.

The market value of trust assets at quarter end 1997 was $138.5 million, as compared to $112.1 million in 1996, an increase of $26.4 million, or 23.6%.

Total noninterest expenses increased $685 thousand, or 16.7% in 1997. Salaries and Employee Benefits increased $308 thousand, to $3.0 million, or 11.4%. Salaries, alone, increased $232 thousand to $2.3 million, or 11.0% from $2.1 million a year ago. Employee benefits increased $76 thousand to $.7 million, or 13.1% from $.6 million a year ago. The increase in salaries was due to an increase in staff over the year of 4.3%, and merit raises or bonuses of 6.7%. The employee benefits increase of $76 thousand was attributable to related increases in benefits due to the increase in staff over the year, and medical insurance premiums.

Total occupancy expense increased $74 thousand, or 12.0%. 45.5%, or $314 thousand of occupancy expense was depreciation in 1997, and $226 thousand, or 36.7% was depreciation in 1996. Excluding depreciation, occupancy expense decreased $14 thousand, or 3.6%, in 1997. The decrease was attributable to a decrease in maintenance and repairs.

Other expense increased $303 thousand, or 38.0%, to $1.1 million. Most of this increase was due to increases in the cost of operations due to the growth of the Corporation over the last year. Approximately one-third of the increase, or $100 thousand, was due to increased state and local taxes.

Many banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense by the sum of net interest income and other noninterest income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1997 period was 41.7%, and 40.9% for 1996. The Corporation's ratio is considered excellent for the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations Impaired Assets
--------------------------------------------------------------------------------
LOANS
-----
IMPAIRED ASSETS (Previously known as non-performing assets)
-----------------------------------------------------------

 Impaired assets are summarized as follows:                       (In thousands)
                      Period Ended September 30,              1997              1996
                                                           --------           --------
Non-accruing loans                                         $  5,743           $  4,148
Loans past due 90 days or more and still accruing                 0                  0
Restructured loans                                              112                124
Other real estate owned                                         245                444
                                                           ---------------------------
                     Total non-performing loans            $  6,100           $  4,716
                                                           ===========================

Total loans at end of period                               $661,913           $587,952
                                                           ---------------------------

As a percent of total loans outstanding                        0.92%              0.80%
                                                           ===========================

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of impaired assets to total loans is felt to be modest. Other real estate owned is comprised of one parcel of commercial land, which is for sale. As of September 30, 1997, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $122.1 million in 1997, or 18.4% of total loans, and $108.4 million in 1996, or 18.4% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a real estate market that is stable, but there are signs of accelerating property values due to the bright employment opportunities in the area. Stable interest rates have helped facilitate a strong level of sales and real estate activity in general, and, absent an abrupt upward movement in interest rates, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At September 30, 1997 and 1996, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended September 30, 1997, the allowance for possible loan losses increased to $14.6 million, or 2.21% of total loans, from $13.0 million, or 2.18% of total loans in 1996. Net loan losses for 1997 are, actually, net recoveries of $671 thousand for the year-to-date period ended September 30, 1997. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Allowance for Possible Loan Losses - (Continued)
--------------------------------------------------------------------------------

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 1997 and 1996. This discussion addresses those periods of time.

Net cash provided by operating activities in 1997 totaled $15.4 million, as compared to $13.5 million in 1996. The largest component providing net cash was income of $13.1 million in 1997 and $11.2 million in 1996.

Real estate secondary market loans originated for sale in 1997 were down $2.5 million, or 15.2%, from the same period in 1996. This is a continuation of a downward trend which began several quarters ago. Increased volume from this operation is questionable for the remainder of the year.

Investing activities for 1996 and 1997 were heavily concentrated in the loan portfolio which required $84.3 and $60.7 million in funding, respectively. Of the $32.1 million of investment securities which matured during the current period, $17.4 million was reinvested, and the remaining was used to fund loan growth. In 1996, $26.2 million matured, and $22.5 million was re-invested. In 1997, federal funds sold required funding of $21.3 million, whereas in 1996, federal funds sold provided $48.1 million. The additional funding of the loans came from financing activities.

Financing the investment activities in 1997 was mainly accomplished by acquisition of core deposits (including NOW, Money Market and Savings accounts) of $44.7 million, and $6.4 million of certificates of deposit. Repayment of FHLB advances exceeded borrowings by $5.0 million due to excess liquidity during the current period. In 1996, the majority of the funding of investment activities came from FHLB advances and increased core deposit balances.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Interest Rate Risk
--------------------------------------------------------------------------------

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

At the end of the third quarter of 1996, the gap of the Corporation was a negative (25.8%) of earning assets, with rate sensitive liabilities exceeding rate sensitive assets. This would suggest that decreasing general interest rates would increase the net interest margin ("NIM"), which is annualized net interest income divided by average assets. Since that time, the NIM has increased from 5.13% to 5.36% at the end of September 1997, while general interest rates increased approximately 7 basis points. During this period of time, the Corporation had increased and decreased rates paid on time deposits several times, with rates on those deposits up 5 basis points at the end of September 1997.

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

THE CORPORATION DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS OR HEDGES, OR OTHER DERIVATIVE SECURITIES.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at third quarter end 1997 was $93.8 million. This amount compares to $76.1 million at September, 1996, an increase of $17.7 million, or 23.2%. Almost all of the increase was attributable to retained earnings.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Capital - (Continued)
--------------------------------------------------------------------------------

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At September 30, 1997, the Corporation's leverage ratio was 11.00%, compared to 10.10% at quarter end 1996. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.99% and 14.25% at September 30, 1997, and 11.82% and 13.08% at September 30, 1996.

Management constantly monitors the level of capital of the Corporation, and believes that capital is excessive to meet present needs, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Frontier Financial Corporation include those related to the economic environment, particularly in the areas in which Frontier operates, competitive products and pricing, fiscal and monetary policies of the U. S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

         There were no matters submitted to shareholders during the third quarter.

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

         (b) No amendments to filed documents or reports on Form 8-K have been filed in the quarter ended September 30, 1997.

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



                                               FRONTIER FINANCIAL CORPORATION



Date:  October 22, 1997                       /s/ James F. Felicetty
     ----------------------------             ----------------------------
                                                  James F. Felicetty
                                                  Secretary/Treasurer

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES                       EXHIBIT 11
--------------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------


                                                         For Nine Months Ended September 30,

                                                             1997                 1996
                                                          -----------          -----------
Net Income                                                $13,058,523          $11,217,245
                                                          ===========          ===========


Computation of average
shares outstanding

       Shares outstanding at
       beginning of year                                    6,830,666            6,322,255

       Additional shares deemed
       outstanding because of
       stock dividends                                        479,482              919,143

       Additional shares deemed
       outstanding because of
       stock split                                                  0                    0

       Shares issued during the
       year times average time
       outstanding during the year                             12,189               27,192
                                                          -----------          -----------

Average shares outstanding                                  7,322,337            7,268,590
                                                          ===========          ===========

Primary earnings per share                                $      1.78          $      1.54
                                                          ===========          ===========