Form 10-K405
period 1997-12-31
FRONTIER FINANCIAL CORP /WA/
filed 1998-03-26
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

                         Commission File Number 0-15540

                         FRONTIER FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Washington                                      91-1223535
----------------------------------              --------------------------------
(State or Other Jurisdiction of                   (IRS Employer Identification
Incorporation or Organization)                              Number)

                            332 S.W. Everett Mall Way
                                 P. O. Box 2215
                            Everett, Washington 98203

               (Address of Principal Executive Office) (Zip Code)

                                 (425) 514-0719

              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by nonaffiliates at December 31, 1997 was $216,944,690 based on the price at December 31, 1997.

The issuer has one class of common stock (no par value) with 7,357,935 shares outstanding as of February 28, 1998.

Documents Incorporated by Reference
-----------------------------------
Portions of Annual Report to Shareholders for the year ended:
December 31, 1997..................Part II
1998 Proxy Statement...............Part III

                                TABLE OF CONTENTS

                                                                                         Annual
Item Number                                                                           Shareholders'     Proxy
                                                                      Form 10-K          Report       Statement
PART I                                                                  Page              Page          Page
------                                                                ----------      -------------   ---------
           1             Business                                      1-10

                         Statistical Disclosure Index                    11

           2              Properties                                     20

           3             Legal Proceedings                               21

           4             Submission of Matters to
                         a Vote of Security Holders                      21
PART II
           5             Market for Registrant's Common
                         Stock and Related Shareholder
                         Matters                                                           36

           6             Selected Financial Data                         21

           7             Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                                       25-39

           7a            Quantitative and Qualitative Disclosures
                         About Market Risks                                              34-35

           8             Financial Statements and
                         Supplementary Data                              22

           9             Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure                            22
PART III
           10            Directors and Executive
                         Officers of Frontier
                         Financial Corporation                                                        2-4, 8-9

           11            Executive Compensation                                                         9-10

           12            Security Ownership of Certain
                         Beneficial Owners and
                         Management                                                                       8

           13            Certain Relationships and
                         Related Transactions                            25                20            11
PART IV
           14            Exhibits, Financial Statement
                         Schedules, and Reports on
                         Form 8-K                                        24

                         Signatures                                      27

                                     PART I

ITEM 1 - BUSINESS

Frontier Financial Corporation ("FFC" or "the Corporation") is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the Bank), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries; the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank.

The Bank

The Bank is a state-chartered banking association with its principal office located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 1997, the Bank conducted its business operations out of 19 offices located in Snohomish, King and Skagit Counties, which is the bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Snohomish, Smokey Point, Lake Stevens, Marysville, Lynnwood, Mill Creek, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Redmond and Burlington.

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

In March 1991, the Bank opened an Insurance and Investment Center which markets annuities, life insurance products, and mutual funds to Bank customers and the general public. In July 1992, the Bank opened its Stanwood Office. In November 1992, the Bank acquired through merger, Edmonds National Bank, which had one office. In July 1993, the Bank acquired through merger, The Bank of Northshore, which had two offices located in Bothell and Woodinville, King County, Washington. This merger marked the first time the Bank branched outside of Snohomish County. In June 1995, the Bank opened an office in Monroe, providing a full range of consumer banking services. In August 1996, the Bank opened the Lake City Office, (North Seattle) and in December 1996 opened its first office in Skagit county, in Burlington, named the Skagit County Office. In May 1997, the Bank opened an office in Redmond, Washington, which also houses a Commercial Banking Office. This is the Bank's first office in eastern King county.

Employees

At December 31, 1997, the Bank had 269 full and 51 part time employees. The Bank considers its relations with employees to be very good.

Competition

All phases of the Bank's activities are highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 1997, the Bank had total assets of $882.9 million and deposits of $730.9 million.

Supervision and Regulation

The following refers to certain statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and therefore are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the operation of the banking industry, many are not referenced below.

FRONTIER FINANCIAL CORPORATION ("FFC")

GENERAL. FFC is a bank holding company by virtue of its ownership of Frontier Bank (the "Bank"), and is registered as such with the Federal Reserve Bank ("FRB"). As a bank holding company, FFC is subject to the Bank Holding Company Act ("BHCA"), which governs and subjects FFC to supervision and examination by the FRB. Under the BHCA, FFC files with the FRB quarterly and annual reports of its operations and such additional information as the FRB may require.

BANK HOLDING COMPANY STRUCTURE. In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (see below under "Interstate Banking and Branching"). However, the impact that this legislation may have on FFC and the Bank is unclear at this time.

FRB REGULATION. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank; (2) merge or consolidate with another bank holding company; and (3) acquire substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited bank holding companies from acquiring any such interest in any bank or bank holding company located in a state other than the state in which the bank holding company was located, unless the laws of both states expressly authorized the acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

CONTROL OF NONBANKS. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the FRB finds FFC's business to be incidental to the business of banking. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

The Economic Growth and Regulatory Paperwork Reductions Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after the activity has begun. The FRB has issued a final rule incorporating the changes enacted by the Economic Growth Act, and as of April 21, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the time of commencement, included in the FRB's list of acceptable nonbanking activities.

Acceptable nonbanking activities include: (1) operating an industrial loan company, mortgage company, finance company, trust company, or credit card company; (2) performing certain data processing operations; and (3) providing investment and financial advice. In contrast, prohibited nonbanking activities include real estate brokerage and syndication, and land development, property management, and the underwriting of life insurance not related to credit transactions permissible for bank holding companies.

CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the FRB with at least 60 days' prior written notice of the proposed acquisition. Following receipt of the notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10 percent of more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances, set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25 percent (5 percent if the "company" is a bank holding company) or more of the outstanding shares of FFC, or otherwise obtain control over FFC.

TRANSACTIONS WITH AFFILIATES. FFC and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. These restrictions apply to FFC and the Bank through the BHCA, which provide that transactions between an insured subsidiary of a holding company and its affiliates are subject to restrictions applicable to transactions between banks that are members of the Federal Reserve System and their affiliates in accordance with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10 percent of such institutions capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT. Federal law: (1) sets forth circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal shareowners, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

FIRREA. The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related assets requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

TIE-IN ARRANGEMENTS. FFC and the Bank, are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither FFC, nor the Bank, may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 1997, the FRB has adopted significant amendments to its anti-tying rules that; (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient and lower-cost services to customers. However, the impact of the amendments on FFC and the Bank is unclear at this time.

STATE LAW RESTRICTIONS. As a corporation chartered under the laws of the State of Washington, FFC may be subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

SECURITIES REGISTRATION AND REPORTING. FFC Common Stock is registered as a class with the SEC under Section 12(g) of the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by FFC under that Act can be inspected and copied at or obtained from the Washington D.C., office of the SEC. In addition, the securities issued by FFC are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

THE BANK

GENERAL. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

The Bank is a state-chartered commercial bank subject to extensive regulation and supervision by the Washington State Department of Financial Institutions Division of Banks (the "Division"). The Bank is also subject to regulation and examination by the FDIC which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect stockowners of such institutions or their holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including: internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital, and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements; restrict the activities of "undercapitalized banks" to borrow from the FRB's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20 percent of unimpaired capital and surplus. As of December 31, 1997, the Bank was in compliance with applicable loans-to-one borrower requirements.

FDIC INSURANCE. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the Bank Insurance Fund ("BIF"), based on their risk.

On September 30, 1996, the Deposit Insurance Fund Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal.

The Funds Act, for the three-year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points).

Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

For the remainder of 1997 and until further action by the FDIC, BIF premiums will be maintained at their current level.

Banking regulations are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher assessment rates. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will continue to address comprehensive legislation on the merger of the funds and elimination of the thrift charter.

The FDIC may terminate the deposit insurance of any insured depository institution if it determined after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law. The insurance may be terminated permanently, if the institution has no tangible capital. If deposit insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

CAPITAL ADEQUACY REQUIREMENTS. The FRB and the FDIC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareowners' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for losses on loans. Total capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and the allowance for losses on loans up to
1.25 percent of risk-weighted assets. The Bank has not received notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks' assets are given risk-weights of 0 percent, 20 percent, 50 percent or 100 percent. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100 percent risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0 and 20 percent rating, respectively).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3 percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3 percent level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) significantly undercapitalized" and (5) "critically under capitalized." To qualify as "well capitalized", an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalzed institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1997, the Bank was well capitalized and maintained a leverage ratio of 10.65 percent, a risk-based Tier 1 capital ratio of 13.09 percent, and a risk-based total capital ratio of 14.35 percent.

In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Dividends paid to FFC by the Bank are a material source of FFC's cash flow. Various federal and state statutory provisions limit the amount of dividends the Bank is permitted to pay to FFC without regulatory approval.

FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

According to Washington law, the Bank may not declare or pay a cash dividend in an amount greater than its retained earnings, without the approval of the Director of the Division.

INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, since June 1, 1997, the Interstate Act permits interstate bank mergers, subject to these state laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

In 1996, Washington enacted "opting-in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5 percent of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirement of Washington's interstate banking statute are met, and either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law,
(3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the Division may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

REGULATORY IMPROVEMENT. In 1994, Congress enacted the Community Development and Regulatory Improvement Act ("Regulatory Improvement Act"), with the intent of, among other things, reducing the regulatory burden on financial institutions. This Act is intended to streamline certain regulatory procedures and relax certain regulatory compliance requirements. In addition, the Regulatory Improvement Act specifically directs each federal banking agency to review and streamline its regulations and written supervisory policies.

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

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease real property to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation. As of December 31, 1997, all banking offices have been moved into FFP, except those offices which are leased. For further details, please see page 20 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company ("WBC")

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company. Subsequent to the initial investment, the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 10.0% ownership in the company. Approval was received, and the Corporation has since purchased an additional .5% ownership, to total 5.4%. The Corporation intends to purchase more of the stock in WBC if it becomes available.

                          STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.


                                                                                          Annual
         I.Distribution of Assets, Liabilities                           Form 10-K        Report
           and Stockholders' Equity; Interest                               Page           Page
           Rates and Interest Differential:                              ---------        ------
                       A.  Consolidated Average Balance
                           Sheets/Interest Income and
                           Expense/Rates                                                    38

                       B.  Changes in Net Interest Income
                           and Expense due to Rate and Volume                               39


        II.Investment Portfolio:

                       A.  Analysis of Investment Securities
                           at Year-end                                       12             10

                       B.  Maturity Distribution of Investment
                           Securities                                        12             11

       III.Loan Portfolio:

                       A.  Types of Loans                                    13             11

                       B.  Loan Maturities and Sensitivity to
                           Changes in Interest Rates                         13             12

                       C.  Risk Elements                                     14

                       D.  Credit Concentrations                             19

        IV.Summary of Loan Loss Experience:

                       A.  Analysis                                          17

                       B.  Allocation of Allowance for Possible
                           Loan Losses                                       18

         V.Deposits:

           Average Interest and Noninterest
           Bearing Deposit Balances                                                         38

        VI.Return on Equity and Assets:

           Selected Financial Ratios                                         21

       VII.Short-term Borrowings                                             20

Analysis of Investment Securities

The Aggregate amortized recorded values of investment securities at December 31 are as follows:

                                                                           1997             1996             1995
(In thousands)                                                          Amortized        Amortized        Amortized
                                                                           Cost             Cost             Cost
                                                                        --------------------------------------------
U.S. Treasuries                                                         $      754       $      758       $    2,759
U.S. Agencies                                                               43,490           45,824           48,591
Municipal Bonds                                                             28,531           29,727           30,046
Corporate Bonds                                                             28,151           40,578           51,567
Equities                                                                     9,927            9,270            7,542
Certificates of Deposit                                                      3,550            4,775            3,050
                                                                        --------------------------------------------
                                                           Totals       $  114,403       $  130,932       $  143,555
                                                                        ============================================

Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 1997. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.

(In thousands)                                     After 1 Yr          After 5 Yrs                                 Totals &
(Amortized cost used)           Within             But Within           But Within              After              Weighted
                                1 Year/             5 Years/             10 Years/            10 Years/             Average
                                 Yield                Yield                Yield                Yield                Yield
                              ------------------------------------------------------------------------------------------------
U.S. Treasury                 $        501         $          0         $          0         $        253         $        754
                                      7.71%                0.00%                0.00%                7.16%                7.53%

U.S. Agencies                        9,397                3,026               30,863                  204               43,490
                                      5.26%                7.20%                7.01%                8.86%                6.65%

Municipal Bonds                        195                1,940               24,439                1,957               28,531
                                      9.87%               10.19%                8.51%                8.96%                8.66%

Corporate Bonds                      1,417               10,364               16,370                    0               28,151
                                      7.81%                7.54%                6.65%                0.00%                7.04%

Equities                             9,927                    0                    0                    0                9,927
                                      7.13%                0.00%                0.00%                0.00%                7.13%

Certificates of                      3,550                    0                    0                    0                3,550
                                      5.54%                0.00%                0.00%                0.00%                5.54%
                              ------------------------------------------------------------------------------------------------
TOTALS                        $     24,987         $     15,330         $     71,672         $      2,414         $    114,403
                              ================================================================================================
                                      6.27%                7.81%                7.44%                8.76%                7.26%
                              ================================================================================================

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                                  1997            1996            1995            1994            1993
                                              --------        -------         --------        --------        --------
Commercial                                    $123,569        $117,258        $126,914        $121,218        $118,871
Real Estate Commercial                         270,899         230,341         171,590         151,829          89,430
Real Estate Construction                       144,978         131,148          94,393          99,278          71,355
Real Estate Mortgage                           101,436          98,580          92,342          79,264          70,600
Installment                                     24,448          23,067          19,749          18,923          19,350
                                              ------------------------------------------------------------------------
                                 TOTAL        $665,330        $600,394        $504,988        $470,512        $369,606
                                              ========================================================================

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 1997. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                                              Maturity
                                              ------------------------------------------------------------------------
(In thousands)                                   Within              1 - 5               After
                                                 1 Year              Years              5 Years              Total
                                              ------------------------------------------------------------------------
Commercial                                    $     62,890        $     53,815        $      6,864        $    123,569
Real Estate Commercial                              54,289             210,095               6,515             270,899
Real Estate Construction                            97,938              42,266               4,774             144,978
Real Estate Mortgage                                32,013              65,028               4,395             101,436
Installment                                          6,349              10,560               7,539              24,448
                                              ------------------------------------------------------------------------
                                 TOTAL        $    253,479        $    381,764        $     30,087        $    665,330
                                              ========================================================================

Loans maturing after one year with:

                                                            1 - 5            After
                                                            Years           5 Years
                                                        ----------------------------
        Fixed Rates                                     $  323,498        $   13,073
        Variable Rates                                      58,266            17,014
                                                        ----------------------------
                                           TOTAL        $  381,764        $   30,087
                                                        ============================


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

Credit Review personnel, under the direction of the Credit Administrator, examine the loan portfolio regularly. Reports are made by the Senior Vice President/Credit Administrator to senior management and the Loan Committee, and follow-up corrective action is monitored. Problem loan reports are prepared for management review on a regular basis.

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

Risk Elements - Impaired Assets

Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful, or when the loan becomes ninety
(90) days past due in principal or interest. When a loan is placed in a nonaccrual status, all interest previously accrued but not collected is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, or when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest on a regular basis. As a consequence, some of these loans are current in their payments at this time.

The dollar amount of loans placed in nonaccrual, past due 90 days or more, restructured loans and other real estate owned as a percentage of total loans was .67%, .62%, and .90% for year-end 1997, 1996 and 1995, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case. Others may continue payment as the borrower's financial situation improves. A very small amount represents federally insured loans. The rise at year-end 1995 occurred primarily as a result of two borrowers which, together, constituted $4.0 million, or 91% of total nonaccruing loans. Although these loans were adequately secured by real estate, it was nonetheless felt prudent to place them in nonaccrual. At year-end 1996, two borrowers comprise 72% of the totals, the majority of which is real estate secured. At year-end 1997, the total represented 21 different loans, 8 out of those 21 were real estate in nature. However, there does not appear to be any trend developing.

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

Loans past due 90 days or more, nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

(In thousands)
                                    1997             1996             1995             1994             1993
                                  --------         --------         --------         --------         --------
Commercial                        $    254         $    478         $    175         $    866         $    893
Real Estate                          4,087            3,144            4,228            1,736              721
Installment                             14                4               14               59               26
Restructured                           109              121              122              126              131
                                  ----------------------------------------------------------------------------
Total Non-Performing Loans           4,464            3,747            4,539            2,787            1,771
                                  ----------------------------------------------------------------------------
Other real estate owned              1,000              444              590            1,118              683
                                  ----------------------------------------------------------------------------
Total Impaired Assets             $  5,464         $  4,191         $  5,129         $  3,905         $  2,454
                                  ============================================================================
Total Loans at end
    of period                     $665,330         $600,394         $504,988         $470,512         $369,606
                                  ============================================================================
As a percent of
    total loans                       0.67%            0.62%            0.90%            0.59%            0.48%
                                  ============================================================================

There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)
At December 31,                        1997            1996            1995            1994            1993
                                     --------        --------        --------        --------        --------
Total interest income which
would have been recorded
during the period under
original terms of loans above        $    237        $    289        $    501        $    261        $    203

Portion of interest
income included in
net income for the
period                                    384        $    264        $    378        $    207        $     98

Commitments for additional
funds related to loans
above                                     -0-             -0-             -0-             -0-             -0-

Restructured loans are those loans that had problems in the past, and a concession was made in the interest rate, principal amount, and/or the repayment schedule has been modified to the extent that there has been tangible impairment of value. These loans are monitored on a regular basis for performance.

The Bank originates commercial, commercial real estate, residential mortgage and installment loans primarily in Snohomish, north King and Skagit Counties. Loan growth in 1997 and 1996 was much stronger than in 1995. Total loans as of December 31, 1997, 1996 and 1995 were $665.3, $600.4 and $505.0 million, respectively.

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

Other Real Estate Owned

As of December 31, 1997, the Bank had three parcels of other real estate owned
(OREO) on its books, which totaled $1.0 million. One residential parcel is soon to be under an earnest money agreement to sell. The remaining two parcels are commercial land. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated costs to sell. The current levels are felt to be nominal, and no particular trends are noted at this time.

The table below shows the carrying value of OREO at December 31st:

(In thousands)                   1997            1996            1995            1994            1993
                               --------        --------        --------        --------        --------
Other Real Estate Owned        $  1,000        $    444        $    590        $  1,118        $    683

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years at December 31st:

(In thousands)                      1997              1996               1995               1994                1993
                                 ---------          ---------          ---------          ---------          ---------
Balance at beginning
of year                          $  13,268          $  11,897          $  10,410          $   7,368          $   5,906

Provision charged to
operating expense                    1,850              1,980              1,525              3,900              3,012

Deduct:
  Loans charged-off:

            Commercial                (338)              (526)            (1,250)            (1,111)            (1,886)
            Real Estate             (1,324)            (1,333)              (875)              (879)              (290)
            Installment                (77)               (84)               (87)              (100)               (93)
                                 -----------------------------------   -----------------------------------------------
  Total charged-off loans           (1,739)            (1,943)            (2,212)            (2,090)            (2,269)

  Less recoveries:
            Commercial                 283                752              1,245                613                500
            Real Estate              1,161                535                901                557                151
            Installment                 22                 47                 28                 62                 68
                                 -----------------------------------   -----------------------------------------------
  Total recoveries                   1,466              1,334              2,174              1,232                719

Net charge-offs                       (273)              (609)               (38)              (858)            (1,550)


Balance at end of year           $  14,845          $  13,268          $  11,897          $  10,410          $   7,368
                                 =====================================================================================
Net total loans at
end of period                    $ 665,330          $ 600,394          $ 504,988          $ 470,512          $ 369,606

Daily average loans              $ 640,415          $ 555,105          $ 485,430          $ 426,344          $ 338,029

Ratio of net charged-off
loans during period to
average loans outstanding             0.04%              0.11%              0.01%              0.20%              0.46%
                                 =====================================================================================

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

For fiscal year-end 1997, net loan losses were $273 thousand, or .04% of average loans outstanding. This amount represents less than half the 1996 net charge-offs of $609 thousand.

As indicated by the previous chart, the Bank has recovered a significant portion of its charged-off loans for fiscal years 1996 and 1995. The chart also indicates that the Bank's net charge-offs for fiscal year 1993 were substantially higher. The higher level, at that time, was primarily attributed to loans acquired through merger.

Charged-off loans that continue to be actively pursued for collection as of fiscal year-end 1997, total over $3 million. While additional recoveries are expected, the amounts and timing cannot be determined with certainty.

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

(In thousands, except percents)
                             Loan                   Loan                  Loan                 Loan                  Loan
                   1997    Category     1996      Category     1995     Category     1994    Category     1993     Category
                 Reserve    Percent    Reserve     Percent    Reserve    Percent    Reserve   Percent    Reserve    Percent
                --------   --------   ---------   --------   --------   --------   --------  --------   --------   --------
Commercial       $8,010      18.6%      $ 7,960     19.5%     $ 7,138      25.1%    $ 6,246    25.8%     $ 4,781      32.2%
Real Estate       6,485      77.8%        4,953     76.7%       4,283      71.0%      3,748    70.2%       2,425      62.6%
Installment         350       3.6%          355      3.8%         476       3.9%        416     4.0%         162       5.2%
                -----------------------------------------------------------------------------------------------------------
   TOTAL        $14,845     100.0%      $13,268    100.0%     $11,897     100.0%    $10,410   100.0%     $ 7,368     100.0%
                ===========================================================================================================

Historical net charge-offs are not necessarily accurate indicators of future losses since net charge-offs vary from period to period due to economic conditions and other factors that cannot be accurately predicted. Thus, an evaluation based on historical loss experience of individual loan categories is only one of many factors considered by management in evaluating the adequacy of the overall allocation, and in determining the amount of the provision for possible loan losses. Other factors are the continuing level of nonperforming loans, credit concentrations, and uncertain economic conditions. At December 31, 1997, based on current economic conditions, the total of the allocation for possible loan losses is, in management's opinion, adequate to provide for future losses. However, a worsening of the economy in the Bank's market area could negatively affect loan performance and underlying collateral values. The full impact of such a trend on the condition of the Bank cannot be estimated.

Credit Concentrations

At year-end 1997, 17.7% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in Snohomish, King and Skagit Counties. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions, and the performance of borrowers in this industry. The chart below indicates the amount of those loans, and as a percent of total loans for the period:

At December 31,
(In thousands)                             1997               1996               1995               1994               1993
                                        ----------         ----------         ----------         ----------         ----------
Construction                            $   74,759         $   66,065         $   50,675         $   55,551         $   38,324
Land Development                            43,015             52,186             33,946             38,582             28,835
                                        --------------------------------------------------------------------------------------
                           TOTAL        $  117,774         $  118,251         $   84,621         $   94,133         $   67,159
                                        ======================================================================================
Total Loans at end of period            $  665,330         $  600,394         $  504,988         $  470,512         $  369,606
                                        ======================================================================================

Construction and Land
Development loans as a
percent of total loans                        17.7%              19.7%              16.8%              20.0%              18.2%
                                        ======================================================================================

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 1997, 1996, and 1995 please refer to page 38 of 1997 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year end 1997, are shown below:

(In thousands)

3 months or less                                                      $   28,362
Over 3 months through 6 months                                            25,897
6 months through 12 months                                                34,266
Over 12 months                                                            20,907
                                                                      ----------
                                           TOTAL                      $  109,432
                                                                      ==========

Significant Financial Ratios

Ratios for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                             1997             1996             1995
                                           --------         --------         --------
Return on Average Assets                       2.02%            1.94%            1.82%
Return on Average Equity                      18.84%           20.01%           21.59%
Cash dividends paid/dividend payout             -0-              -0-              -0-
Average Equity to Average Assets              10.71%            9.70%            8.45%

Borrowings

Short-Term Borrowings                Weighted                      Weighted                     Weighted
(In thousands)                        Average                      Average                      Average
                                     Interest                      Interest                     Interest
At December 31,           1997         Rate             1996         Rate             1995        Rate
                       ----------------------------------------   ----------       -----------------------
Year-end balance:      $   17,962         5.00%      $   12,011         4.89%      $    7,596         5.51%

Highest month end
balance during
the period:            $   22,245                    $   12,390                    $   12,400

For information regarding average balances and yields, please refer to page 38 of 1997 Annual Report to Shareowners.

Long-Term Debt

For detailed information relating to long-term debt, please refer to Note 9, page 15, of 1997 Annual Report to Shareowners.

ITEM 2 - PROPERTIES

FFC's main office, which is owned by FFP, is located in Everett, Washington. At December 31, 1997, the Bank had 19 offices, including the main office, all of which are located in the state of Washington. These offices are located in Arlington, Bothell, Burlington, Edmonds, Everett (4), Lake City (North Seattle), Lake Stevens, Lynnwood, Marysville, Mill Creek, Monroe, Redmond, Smokey Point, Snohomish, Stanwood and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Burlington (lease expires May 1999), Edmonds, (lease expires July 31, 2004), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2001), Mill Creek (lease expires November 2000), and Woodinville (lease expires March 1998). The Bank has acqired property in Woodinville, and anticipates moving its Woodinville office to that site in the fall of 1998. The total net book value of the investment in premises and equipment at December 31, 1997, totaled $13.8 million.

ITEM 3 - LEGAL PROCEEDINGS

            There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKOWNER MATTERS

         Please see 1997 Annual Report to Shareholders, page 36.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands, except per share data)

                              FINANCIAL HIGHLIGHTS

                                                                                                                           % Change
AT YEAR-END                               1997             1996             1995              1994              1993       1996-1997
                                       ------------------------------------------------------------------------------------------
Total assets                           $ 882,880        $ 803,619        $ 735,183        $ 642,568        $ 558,043         9.9%
Net loans                                650,485          587,126          493,091          460,102          362,238        10.8%
Deposits                                 730,931          670,516          641,218          539,603          506,538         9.0%
Long-term debt                                56              100              136              565              737       -44.0%
Investment securities                    115,100          131,130          144,976          136,326          151,509       -12.2%
Shareowners' equity                       97,839           80,317           65,353           50,459           41,167        21.8%
FOR THE YEAR
Interest income                           76,311           68,000           63,086           52,945           44,324        12.2%
Interest expense                          32,160           30,100           29,347           20,639           17,782         6.8%
Securities gains(losses)                       0                0               (4)            (355)               0          nm
Provision for loan losses                  1,850            1,980            1,525            3,900            3,012        -6.6%
Net income                                16,902           14,617           12,615           10,360            7,746        15.6%
Basic earnings per share               $    2.31        $    2.01        $    1.75        $    1.44        $    1.08        15.0%
Fully diluted earnings per share       $    2.28        $    1.99        $    1.72        $    1.41        $    1.05        15.2%
Return on Average
  Assets                                    2.02%            1.94%            1.82%            1.69%            1.50%
  Equity                                   18.84%           20.01%           21.59%           22.21%           20.59%
Avg. equity/avg. assets                    10.71%            9.70%            8.45%            7.63%            7.28%
nm=Not meaningful

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Please see 1997 Annual Report to Shareholders, pages 25 through 39.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          Please see 1997 Annual Report to Shareowners, page 34 and 35.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         Annual
                                                                            Form       Report to
                                                                            10-K      Shareholders
                                                                            Page          Page
                                                                            -----------------------
Independent Auditors Report                                                  26

Report of Management                                                                       1

Consolidated Balance Sheet at
December 31, 1997 and 1996                                                                 3

Consolidated Statement of Income for the Years
Ended December 31, 1997, 1996 and 1995                                                     4

Consolidated Statement of Changes in
Shareowners' Equity                                                                        5

Consolidated Statement of Cash Flows for the
Years Ended December 31, 1997, 1996 and 1995                                               6

Condensed Balance Sheet (Parent Only) at
December 31, 1997 and 1996                                                                 23

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 1997, 1996 and 1995                                               23

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 1997, 1996 and 1995                                           24

Notes to Consolidated Financial Statements                                               7-24

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
            CORPORATION

            Please see pages 2,3 and 9 of 1998 Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

            Please see pages 9 and 10 of 1998 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            Please see page 8 of 1998 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Please see page 11 of 1998 Proxy Statement; and,
          Note 14, page 20 of 1997 Annual Report to Shareowners; and, Page 25 of this Form 10-K report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     The following documents are filed as part of the report:

          1.Financial Statements.

            Financial statements required by Item 8 of this report are incorporated by reference, from the 1997 Annual Report to Shareowners, attached hereto as an exhibit.

          2.Financial Statement Schedules.

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

              (11)    Statement Regarding Computation of Earnings Per Share.

              (13) Annual Report to Shareowners for the year ended December 31, 1997. (Pages 1 to 39, inclusive)

              (21) Subsidiaries of Registrant is incorporated by reference from Part I, page 1 thru 9 of this report.

            (27.1) Financial Data Schedule / Jan 1, 1997 - Dec 31, 1997 (This exhibit is included only in the electronic EDGAR filing version of this Form 10-K. The Financial Data
                      Schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

            (27.2)    Financial Data Schedule / Restated and Amended Jan 1, 1995
                      - Dec 31, 1996 (This exhibit is included only in the electronic EDGAR filing version of this Form 10-K. The Financial Data Schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements for the period referred to.)

            (27.3)    Financial Data Schedule / Restated and Amended Jan 1, 1997
                      - Dec 31,1997 (This exhibit is included only in the electronic EDGAR filing version of this Form 10-K. The Financial Data Schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements for the period referred to.)

    (b)     Reports on Form 8-K:

            No Form 8-K's were filed, nor required to be filed for any event during the fourth quarter ended December 31, 1997.

    (c)     Exhibits - See list of exhibits set forth above at Item 14 (a)3.

    (d)     Financial Statement Schedules:

            Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14 (a)1 and 2. The independent auditors' report covering these items is included on page 26 of this Form 10-K.

                                                                      SCHEDULE I
                 FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
                     AMOUNTS RECEIVABLE FROM CERTAIN PERSONS

(In thousands)
                                                                                              Balance at
Year Ended       Balance at                                      Deductions                   December 31
December 31      January 1           Additions        Collections          Write-offs         all current
------------    ------------       ------------       ------------        ------------       ------------
   1997

 Eleven         $      6,502       $     21,542       $     (6,140)       $          0       $     21,904
Directors
 and Two
Officers

  1996

  Nine                 8,552              3,218             (5,268)                  0              6,502
Directors
 and Two
Officers

  1995

   Ten                10,044              4,123             (5,615)                  0              8,552
Directors
 and Two
Officers

  1994

  Nine          $      5,969       $      7,695       $     (3,620)       $          0       $     10,044
Directors
 and Two
Officers

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareowners
Frontier Financial Corporation


We have audited the consolidated financial statements and related financial statement schedule of Frontier Financial Corporation and subsidiaries listed in item 14(a)1 and 2 of the Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.

/s/ Moss Adams LLP

Everett, Washington
January 20, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRONTIER FINANCIAL CORPORATION


March 18, 1998                       /s/ Robert J. Dickson
--------------                       -------------------------------------------
Date                                 Robert J. Dickson
                                     President & Chief Executive Officer

March 18, 1998                       /s/ James F. Felicetty
--------------                       -------------------------------------------
Date                                 James F. Felicetty
                                     Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 18, 1998                        /s/ George E. Barber
--------------                       -------------------------------------------
                                      George E. Barber, Director

March 18, 1998                        /s/ Lucy DeYoung
--------------                       -------------------------------------------
                                      Lucy DeYoung, Director

March 18, 1998                        /s/ Robert J. Dickson
--------------                       -------------------------------------------
                                      Robert J. Dickson, Director

March 18, 1998                        /s/ David A. Dujardin
--------------                       -------------------------------------------
                                      David A. Dujardin, Director

March 18, 1998                        /s/ Edward D. Hansen
--------------                       -------------------------------------------
                                      Edward D. Hansen, Director

March 18, 1998                        /s/ William H. Lucas
--------------                       -------------------------------------------
                                      William H. Lucas, Director


--------------                       -------------------------------------------
                                      James H. Mulligan, Director

March 18, 1998                        /s/ Edward J. Novack
--------------                       -------------------------------------------
                                      Edward J. Novack, Secretary of the Board

March 18, 1998                        /s/ J. Donald Regan
--------------                       -------------------------------------------
                                      J. Donald Regan, Director

March 18, 1998                        /s/ Roger L. Rice
--------------                       -------------------------------------------
                                      Roger L. Rice, Director

March 18, 1998                        /s/ Roy A. Robinson
--------------                       -------------------------------------------
                                      Roy A. Robinson, Director

March 18, 1998                        /s/ William J. Robinson
--------------                       -------------------------------------------
                                      William J. Robinson, Chairman of the Board

March 18, 1998                        /s/ Edward C. Rubatino
--------------                       -------------------------------------------
                                      Edward C. Rubatino, Director


--------------                       -------------------------------------------
                                      Darrell J. Storkson, Director