Form 10-Q
period 1998-03-31
FRONTIER FINANCIAL CORP /WA/
filed 1998-05-13
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1998
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

The issuer has one class of common stock (no par value) with 7,876,430 shares outstanding as of March 31, 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 1998


PART I - Financial Information                                                                Page
------------------------------                                                                ----

                 Item 1.Financial Statements.

                        Consolidated Balance Sheet - March 31, 1998
                        and Year End 1997.                                                      1

                        Consolidated Statement of Income - Three Months
                        Ended March 31, 1998 and 1997.                                          2

                        Consolidated Statement of Cash Flows - Three Months
                        Ended March 31, 1998 and 1997.                                         3-4

                        Statement of Changes in Stockholder's Equity -
                        March 31, 1998.                                                         5

                        Notes                                                                  6-8

                 Item 2.Management's Discussion and Analysis of Financial Condition
                        and Results of Operation.                                             9-17

                 Item 3 Quantitative and Qualitative Disclosures about
                        Market Risk                                                            16

PART II - Other Information
---------------------------

                 Item 1.Legal Proceedings.                                                     18

                 Item 4.Submission of Matters to a Vote of Security Holders.                   18

                 Item 6.Exhibits and Reports on Form 8-K.                                      18

                        Signature                                                              19

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)


                                                                      (In thousands)
                                                                 March 31,       December 31,
ASSETS                                                              1998              1997
                                                               ------------      ------------

Cash & Balances Due from Depositary Institutions               $     42,183      $     30,496
Securities: (Note 3)
  Available for Sale-Market Value                                    84,889            83,019
  Held to Maturity-Amortized Cost (Fair Value 12-31-97,              31,333            32,081
                                  $33,590)                     ------------------------------
                Total Securities                                    116,222           115,100
Federal Funds Sold                                                   74,910            61,350
Loans: (Note 4)
  Loans, Net of Unearned Income                                     692,272           665,330
  Less:  Allowance for Loan Losses                                  (15,832)          (14,845)
                                                               ------------------------------
                Net Loans                                           676,440           650,485
Premises & Equipment, Net                                            14,194            13,787
Other Real Estate Owned                                               1,000             1,000
Intangible assets                                                       300               319
Other Assets                                                         11,178            10,343
                                                               ------------------------------
        TOTAL ASSETS                                           $    936,427      $    882,880
                                                               ==============================

LIABILITIES

Deposits:
  Non-Interest Bearing                                         $    115,648      $    101,278
  Interest Bearing                                                  656,886           629,653
                                                               ------------------------------
                Total Deposits                                      772,534           730,931
Federal Funds Purchased                                               6,488             4,796
Securities sold under repurchase agreements                          15,520            13,166
Federal Home Loan Bank advances                                      30,000            30,000
Long-term debt                                                           48                56
Other Liabilities                                                     9,268             6,092
                                                               ------------------------------
        TOTAL LIABILITIES                                           833,858           785,041
                                                               ------------------------------

EQUITY CAPITAL (Note 5)

Common Stock                                                         89,289            71,363
Accumulated other comprehensive income,
                Net of Tax effect(Note 3)                               393               453
Retained Earnings                                                    12,887            26,023
                                                               ------------------------------
                TOTAL CAPITAL                                       102,569            97,839
                                                               ------------------------------
 TOTAL LIABILITIES & CAPITAL                                   $    936,427      $    882,880
                                                               ==============================


The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)


                                                        THREE MONTHS ENDED
                                                   March 31,           March 31,
                                                        1998                1997
                                                 -----------         -----------
INTEREST INCOME
  Interest & Fees on Loans                            17,444              15,450
  Interest on Investments                              2,710               2,445
                                                 -----------         -----------
                Total Interest Income                 20,154              17,895
                                                 -----------         -----------
INTEREST EXPENSE
  Interest on Deposits                                 7,818               7,238
  Interest on Borrowed Funds                             647                 537
                                                 -----------         -----------
                Total Interest Expense                 8,465               7,775
                                                 -----------         -----------

Net Interest Income                                   11,689              10,120
                                                 -----------         -----------

PROVISION FOR LOAN LOSSES                               (250)               (100)

NONINTEREST INCOME
  Securities Gains/(Losses)                                0                   0
  Service Charges on Deposit Accounts                    404                 401
  Other Noninterest Income                               618                 391
                                                 -----------         -----------
                Total Noninterest Income               1,022                 792

NONINTEREST EXPENSE
  Salaries & Employee Benefits                         3,380               2,941
  Occupancy Expense                                      683                 667
  Other Noninterest Expense                            1,126                 828
                                                 -----------         -----------
                Total Noninterest Expense              5,189               4,436

INCOME BEFORE INCOME TAX                               7,272               6,376
                                                 -----------         -----------

APPLICABLE INCOME TAX                                 (2,599)             (2,201)

                NET INCOME                       $     4,673         $     4,175
                                                 ===========         ===========

Average Number of Shares Outstanding
  for the Period                                   7,873,580           7,826,945

Basic earnings per share                         $      0.59         $      0.53
                                                 ===========         ===========

Fully diluted earnings per share                 $      0.59         $      0.53
                                                 ===========         ===========


The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
(Unaudited)


                                                                        (In thousands)
                                                                      THREE MONTHS ENDED
                                                             ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                         March 31, 1998        March 31, 1997
------------------------------------                         --------------        --------------
Net Income                                                         $  4,673              $  4,175
Adjustments to reconcile net income to net
cash provided by operating activities
                Depreciation and amortization                           362                   374
                Provision for loan losses                               250                   100
                FHLB stock dividends                                   (171)                 (148)
                Increase in income taxes payable                      2,599                 2,051
                Decrease in interest receivable                        (796)                 (383)
                Increase(Decrease) in interest payable                   70                   204
                Loss on sale of HTM or AFS securities                     0                     0
                Loans originated for sale                           (11,078)               (3,471)
                Proceeds from sale of loans                           9,621                 3,167
                Other operating activities                              689                   (85)
                                                                   --------              --------

Net cash provided by operating activities                             6,219                 5,984
                                                                   --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Net cash flows from Fed Funds Sold                                  (13,560)              (20,560)
Proceeds from sales of HTM securities                                     0                     0
Proceeds from maturities of AFS & HTM securities                     15,737                 9,581
Purchase of AFS securities                                          (13,981)                    0
Purchase of HTM securities                                           (2,800)               (3,550)
Net cash flows from loan activities                                 (25,213)              (15,949)
Purchases of premises and equipment                                    (355)                 (246)
Proceeds from the sale of other real estate                               0                     0
Cash invested in other real estate                                        0                     0
Other investing activities                                              136                     0
                                                                   --------              --------
Net cash used by investing activities                               (40,036)              (30,724)
                                                                   --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                                          30,449                22,505
Net change in certificates of deposit                                10,832                 3,919
Proceeds from issuance of stock                                         117                    67
Principal payments on long term debt                                    (39)                  (54)
Advances from FHLB                                                        0                20,000
Repayment of FHLB advances                                                0               (25,000)
Net change in Federal Funds purchased                                 4,046                 1,522
Pre-paid expenses                                                      (210)                 (144)
Other financing activities                                              309                   371
                                                                   --------              --------
Net cash provided by financing activities                            45,504                23,186
                                                                   --------              --------

(Continued on next page)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)


                                                           (In thousands)

                                                         THREE MONTHS ENDED
                                                    ------------------------------
                                                    Mar. 31, 1998    Mar. 31, 1997
                                                    -------------    -------------


INCREASE IN CASH AND DUE FROM BANKS                      $ 11,687        ($ 1,554)

CASH & DUE FROM BANKS AT BEGINNING
                OF YEAR                                    30,496          35,105
                                                         --------        --------

CASH AND DUE FROM BANKS AT END
                OF PERIOD                                $ 42,183        $ 33,551
                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for interest                   $  8,396        $  7,570
Cash paid during the year for income taxes                      0             150
Real estate taken as settlement for loan
  obligations                                                   0               0
Real estate taken as settlement for loan
  obligations - financed by bank                         $      0        $      0


The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDER'S EQUITY (Note 5)
(Unaudited)
(In thousands, except for number of shares)


                                                                                                        Accumulated
                                                      Common Stock                                          other
                                                 ----------------------    Comprehensive    Retained   Comprehensive
                                                  Shares        Amount         Income       Earnings    income/(loss)      Total
                                                 ---------     --------    -------------    --------   --------------    --------

Balance, December 31, 1995                       6,322,255     $ 44,084                     $ 20,336        $ 933         $65,353
                                                 ======================                     =====================================
Net Income for 1996                                                        $    14,617        14,617                       14,617

Other comprehensive income, net of tax
  Unrealized losses on AFS, net of tax effect                                     (804)                      (804)           (804)
                                                                           -------------
      Comprehensive income                                                      13,813
                                                                           =============

Stock Options Exercised                             31,283          160                                                       160

7% Stock Dividend                                  442,831       11,956                      (11,956)                           0

Fractional Shares Purchased                            797           20                                                        20

Shares exchanged for minority
                investment                          33,500          971                                                       971
                                                 ----------------------                     -------------------------------------
Balance, December 31, 1996                       6,830,666       57,191                       22,997          129          80,317
                                                 ======================                     =====================================

Net income for 1997                                                             16,902        16,902                       16,902

Other comprehensive income, net of tax
  Unrealized gains on AFS, net of tax effect                                       324                        324             324
                                                                           -------------
      Comprehensive income                                                      17,226
                                                                           =============

Stock Options Exercised                             40,548          270                                                       270

7% Stock Dividend                                  478,475       13,876                      (13,876)                           0

Fractional Shares Purchased                            872           26                                                        26
                                                 ----------------------                     -------------------------------------
Balance, December 31, 1997                       7,350,561       71,363                       26,023          453          97,839
                                                 ======================                     =====================================

Net income for the first
     three months of 1998                                                        4,673         4,673                        4,673

Other comprehensive income, net of tax
  Unrealized losses on AFS, net of tax effect                                      (60)                       (60)            (60)
                                                                           -------------
      Comprehensive income                                                 $     4,613
                                                                           =============

Stock Options Exercised                              9,834           81                                                        81

7% Stock Dividend                                  514,999       17,809                      (17,809)                           0

Fractional Shares Purchased                          1,036           36                                                        36
                                                 ----------------------                     -------------------------------------
Balance, March 31, 1998                          7,876,430      $89,289                      $12,887         $393        $102,569
                                                 ================================================================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

            The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1997 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for year-end December 31, 1998.

            Certain reclassifications of 1997 amounts were made in order to conform to the 1998 presentation, none of which affect previously reported net income.

            The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2.     ACCOUNTING PRONOUNCEMENTS

            Effective January 1, 1998, the Corporation adopted two recently issued Statements of Financial Accounting Standards (SFAS).

            SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive, or all inclusive income. In the Corporation's case, based on current operations, it includes as an addition or deduction to reported net income, the net change in unrealized gains or losses on securities. This statement has no effect on net income of the Corporation. All prior periods shown on the financial statements have been restated to conform with the statement.

            SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Management believes that the provisions of the statement will not have a material effect on its financial condition or reported results of operations.

NOTE 3.     INVESTMENT SECURITIES

            The investment portfolio of the Corporation is classified in one of two groups: 1) securities Held-To-Maturity (HTM), and 2) securities Available-For-Sale (AFS).

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)


            Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold at any time.

            Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold as an adjustment to income.

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 1998:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

     (In thousands)                Amortized    Gross Unreal-  Gross Unreal-        Aggregate
                                        Cost       ized Gains    ized Losses       Fair Value
                                   ----------------------------------------------------------

AFS SECURITIES:
     Equities                      $  10,098                                         $ 10,098
     U.S. Treasuries                     752              34                              786
     U.S. Agencies                    46,120             142            (150)          46,112
     Corporate securities             27,314             586              (7)          27,893
                                   ----------------------------------------------------------
               Totals                 84,284             762            (157)          84,889
                                   ----------------------------------------------------------

HTM SECURITIES:
     Municipal securities             28,533           1,409              (2)          29,940
     Certificates of deposit           2,800                                            2,800
                                   ----------------------------------------------------------
               Totals              $  31,333        $  1,409        $     (2)        $ 32,740
                                   ----------------------------------------------------------

               Totals              $ 115,617        $  2,171        $   (159)        $117,629
                                   ==========================================================


                             MATURITY SCHEDULE OF SECURITIES
                             -------------------------------

                     Available For Sale             Held To Maturity
                 ------------------------      ------------------------
                 Amortized           Fair      Amortized           Fair
  MATURITY            Cost          Value           Cost          Value
  --------       ---------        -------      ---------        -------
   0-1 Yr          $20,650        $20,637        $ 2,995        $ 2,996
   1-5 Yrs          18,473         18,960          1,940          2,050
  5-10 Yrs          44,775         44,864         24,440         25,636
Over 10 Yrs            386            428          1,958          2,058
                 ------------------------------------------------------
                   $84,284        $84,889        $31,333        $32,740
                 ======================================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)


                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended March 31, 1998:
-------------------------------------

AFS SECURITIES
Proceeds From Sales                                            $  0
Gross Realized Gains                                             --
Gross Realized Losses                                            --
Gross Gains & Losses Included In Earnings From
        Transfers To The Trading Category                        --
Net Change In Unrealized Holding Gains Or
        Losses Included In The Separate
        Component of Equity Capital                            $(60)

HTM SECURITIES
Sales Or Transfers From this Category                          $  0


NOTE 4. LOANS

        The following is an analysis of the loan portfolio by major type of loans:

                         March 31, 1998      Dec 31, 1997
                         --------------      ------------

Commercial                  $ 142,171         $ 123,904
Real Estate:
        Commercial            285,799           272,218
        Construction          142,317           147,232
        Residential           102,321           102,117
Installment                    24,315            24,457
                            ---------         ---------
                              696,923           669,928
Unearned Fee Income            (4,651)           (4,598)
                            ---------         ---------
        Total Loans         $ 692,272         $ 665,330
                            =========         =========


NOTE 5. The Board of Directors declared 7% stock dividends which were paid March 17, 1997 and March 16, 1998 respectively.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the first quarter of 1998 was $4.7 million versus $4.2 million for the first quarter of 1997, or up 11.9%. The reason for the increase in net income in 1998 was due to an increase in net interest income of $1.6 million, or 15.5%. This marks the fifty-seventh consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the first quarter of 1997, unless otherwise stated.

Annualized return on average assets (ROA) was 2.07% in 1998, and 2.07% in 1997. Annualized return on average stockholder's equity (ROE) in 1998 was 18.59%, as compared to 20.15% in 1997. Earnings per share were $.59 for 1998, and $.53 for 1997. Earnings per share have been adjusted for the seven percent stock dividend paid on March 16, 1998.

FINANCIAL REVIEW - ECONOMIC ENVIRONMENT

The Bank's lending and other activities are concentrated in Snohomish County, Washington, but also includes the northern and eastern part of King County, to the south, and Skagit County to the north. These three counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the worlds largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

As a follow up to comments regarding the state and regional economy in the annual report to shareowners for year-ended 1997, it would appear that instead of a continued expansion, with slower growth, the local economy may have peaked. However, as quoted by the Everett Herald Business Journal (April 1998) from Roberta Pauer, analyst for the state Department of Employment Security "a slowdown from almost overheated growth doesn't mean a poor economy. It doesn't mean a slow economy."

We would expect a slowdown ahead as Boeing reduces employment as previously announced, as Boeing and support companies employ about 18% of the county's jobs. However, the ripple effect from Boeing employment changes take about two years to flow through the economy, says the Herald.

The Naval Station Everett is solidly in place, and this stable economic influence should not follow the Boeing ripple effect.

Housing continues on a fast pace. Due to the lack of planning by King county to provide adequate housing for the job growth, more people are buying in Snohomish county. This is causing property values to increase as the inventory is reduced. Residential building permits are up 12% in January 1998, versus December 1997, and single family home sales are up 9% from February 1997 to February 1998. (Source: Snohomish County Planning Department) Regardless, management remains cautiously optimistic regarding the future effect of Boeing on the local economy.

BALANCE SHEET

On the next page, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Balance Sheet - (Continued)

At March 31,                           1998             1997           $ Change        % Change
                                    -----------------------------------------------------------
Loans                               $ 692,272        $ 616,819        $  75,453           12.2%
Investments*                          115,617          125,049           (9,432)          -7.5%
Federal Funds Sold                     74,910           45,610           29,300           64.2%
                                    -----------------------------------------------------------
Total Assets                        $ 936,427        $ 832,572        $ 103,855           12.5%

Noninterest bearing deposits        $ 115,648        $  93,915        $  21,733           23.1%
Interest bearing deposits             656,886          603,407           53,479            8.9%
                                    -----------------------------------------------------------
Total deposits                        772,534          697,322           75,212           10.8%
Federal Funds purchased
  and Repurchase Agreements            15,520           13,533            1,987           14.7%
Long-term debt                         30,048           30,092              (44)          -0.1%
Capital*                            $ 102,176        $  84,431        $  17,745           21.0%

* Shown at amortized cost, or adjusted for unrealized gain/(loss)

At quarter end 1998, loans were up $75.5 million, or 12.2% over the previous year. This increase in loans over the last year, was due, for the most part, by the economic growth of the region. This growth rate in the first quarter of 1998, compares with a growth of $100.1 million at the end of the first quarter of 1997, which would support a slowing of the rapid economic growth of the region discussed above. However, from December 31, 1996 to March 31, 1997, loans increased $16.1 million, whereas from December 31, 1997 to March 31, 1998, loans increased $26.9 million. The first quarter of 1998 has experienced a solid growth in both loans and deposits.

Investments declined $9.4 million, or 7.5% for the period. This decline was planned by management so that proceeds of maturing investments can be placed into the loan portfolio.

Consistent with funding of the loan portfolio with maturing investments, federal funds sold has become a temporary, overnight investment until funds are needed for loans. Federal funds sold increased $29.3 million, or 64.2% from the same period a year ago. Due to the present yield curve, the opportunity cost of liquidity is not substantial at this time.

Continuing to break the trend in little or no growth from year-to-year, noninterest bearing accounts have increased 23.1%, or $21.7 million over the last year, with most of the increase occurring in business checking accounts. Management attributes this increase, for the most part, to the fallout from major regional bank mergers.

The mix of interest bearing deposits looks somewhat different from a year ago. At March 31, 1997, NOW and Money Market accounts made up 14.1% of total interest bearing deposits. At March 31, 1998, those deposits made up 16.3%. Savings deposits, a year ago, made up 25.6% of interest bearing deposits, and 24.7% in 1998. Time deposits were 60.3% of total interest bearing deposits in 1997, and 59.0% in 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Balance Sheet - (Continued)


Over the last year, NOW and Money Market deposits increased $22.0 million, or 25.9%; savings deposits increased $7.9 million, or 5.1%, and time deposits increased $23.6 million, or 6.5%. During this past year, it was the interest rates paid and business development efforts that caused the growth in interest bearing deposits.

The increase of $2.0 million, or 14.7% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by continuing demand for sweep accounts by local businesses. A block of $20 million of the FHLB borrowings has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.

Capital has grown $17.7 million over the past year, or 21.0%. Management has recognized that the capital of the Corporation is excessive, and is currently reviewing strategies to offset the negative effect that excessive capital has on the return on equity ratio.

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

                                                                (In thousands)

For quarter ended March 31,                 1998            1997         $ Change         % Change
---------------------------               --------------------------------------------------------
Loans                                     $683,512        $612,649        $ 70,863           11.6%
Investments*                               117,340         128,105         (10,765)          -8.4%
Federal Funds Sold                          58,459          29,649          28,810           97.2%
Total Earning Assets                       859,311         770,403          88,908           11.5%
                                          --------------------------------------------------------
Total Assets                               902,035         806,314          95,721           11.9%

Noninterest bearing deposits               102,279          82,957          19,322           23.3%
Interest bearing deposits                  642,384         590,938          51,446            8.7%
                                          --------------------------------------------------------
Total deposits                             744,663         673,895          70,768           10.5%
Fed Funds purchased
     and repurchase agreements              19,173          11,574           7,599           65.7%
Long-term Debt                              30,051          31,114          (1,063)          -3.4%
Capital                                    100,570          82,887          17,683           21.3%

* Shown at amortized cost, or adjusted for unrealized gain/(loss)
(Continued)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Net Interest Income - (Continued)


For quarter ended March 31,           1998           1997        $ Change       % Change
---------------------------           ----           ----        --------       --------
Total interest income               20,375         18,123          2,252          12.4%
Total interest expense               8,465          7,775            690           8.9%
                                   -----------------------------------------------------
Net Interest Income                $11,910        $10,348        $ 1,562          15.1%

In 1998, average total earning assets as a percent of average total assets were 95.3%, and 95.5% in 1997. This ratio indicates how efficiently assets are being utilized. Average loans were 75.8% and 76.0%, and investments as a percent of average assets for the same periods were 13.0% as compared to 15.9%. As previously mentioned, management has intentionally allowed the investment portfolio to run off to provide liquidity for growth of the loan portfolio. At the same time, however, management has recognized that short to medium term yields on investments were not sufficient to warrant re-investing excess liquidity in those maturities. This is why average federal funds sold increased from $29.6 million to $58.5 million, or 97.2% over the period. Average total deposits increased $70.8 million, or 10.5%. Not indicated in the table above are the components of interest bearing deposits which, in total, increased $51.4 million, or 8.7%. Average NOW and Money Market accounts increased $18.4 million, or 23.6%; savings accounts increased $4.1 million, or 2.7%, and time cd's increased $28.9 million, or 7.9%.

Earning Assets

The yield on total earning assets in 1998 increased .08%, from 9.54% in 1997 to 9.62% in 1998. The cost of total interest bearing liabilities decreased .02%, from a 4.98% in 1997 to a 4.96% in 1998.

On a tax equivalent basis, net interest income was $11.9 million in 1998, versus $10.3 million in 1997, for an increase in net interest income of $1.6 million.

Total interest income increased $2.3 million, and total interest expense increased $.7 million, for an increase in net interest income of $1.6 million.

The increase in the average balance of earning assets increased interest income by $2.0 million, and an increase in interest rates increased interest income by $.3 million, for a net increase of $2.3 million.

The yield on total loans increased from 10.23% in 1997 to 10.36% in 1998. Business loans increased from 10.04% to 10.22%; real estate commercial loans increased in yield from 9.68% to 9.84%; Real estate construction loans increased in yield from 11.67% to 11.72%; real estate mortgage loans increased from 9.98% to 10.06%, and installment loans increased from 9.70% to 9.79%.

The yield on investments increased from 7.23% in 1997 to 7.32% in 1998, and the yield on federal funds sold increased from 5.33% in 1997 to 5.56% in 1998.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $.7 million, and the rates paid on interest bearing liabilities remaining flat for a net change of $.7 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Earning Assets - (Continued)


The cost of NOW and money market accounts went from 2.92% in 1997, to 2.79% in 1998. Savings accounts cost stayed the same at 4%, and time cd's increased in cost from 5.80% in 1997 to 5.83% in 1998. Short term borrowings increased from 4.83% to 5.05%, and long-term debt cost increased from 5.22% in 1997 to 5.51% in 1998.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased in 1998 to $1.0 million, up $230 thousand, or 29.0% from a year ago. Service charges increased slightly from $401 thousand to $404 thousand, or .7%. This is below the 8.5% growth in the number of accounts susceptible to service charge during the period. Management believes that the growth in service charge income falls short of the growth in the number of susceptible accounts due to higher average balances.

Other income for the period was up sharply by $227 thousand, or 58.1%. The gain was due to increases in several fee generating sources. Loan servicing fees were up by $67 thousand, or 268.0%. Broker loan fees increased $55 thousand, or 229.2%, and real estate settlement fees were up $17 thousand, or 212.5%. These are fees generated by the real estate division of the Bank, and they had a record quarter ended March 31, 1998. Management attributes this growth due to the low interest rate environment, and other internal changes, and would expect this activity to level off or slightly decrease in subsequent quarters. Other areas of fee income increases were insurance and financial services fees increased $18 thousand, or 62.1%, and trust department fees increased $33 thousand, or 17.4%.

The market value of trust assets at quarter end 1998 was $159.2 million, as compared to $123.6 million in 1997, an increase of $35.6 million, or 28.8%.

Total noninterest expenses increased $753 thousand, or 17.0% for the period. Salaries and benefits increased $439 thousand, or 14.9%. Salaries themselves, increased $278 thousand, or 11.6%. 4.8% of the increased was due to an increase in staff, and 6.8% was attributable to merit raises and bonuses. Benefits increased $161 thousand, or 29.6%. $92 thousand, or 57.1% of the increase was attributable to the increase in staff over the year, and $29 thousand, or 18.0% was attributable to an increase in the profit sharing contribution.

Total occupancy expense increased $16 thousand, or 2.4%. 42.6%, or $284 thousand of occupancy expense was depreciation in 1998, and $322 thousand, or 47.1% was depreciation in 1997. Excluding depreciation, occupancy expense decreased $21 thousand, or 5.5%, in 1998. The decrease was attributable to less maintenance and repairs.

Other expense increased $297 thousand, or 35.9%, to $1.1 million. The majority of this increase was due to Nasdaq entry and related fees of $100 thousand.

Many banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense by the sum of net interest income and other noninterest income. The

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Noninterest Income and Expenses - (Continued)


lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1998 period was 41.0%, and 40.7% for 1997. The Corporation's ratio is considered excellent for the industry.

LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                    (In thousands)
                Period Ended March 31,                       1998             1997
                ----------------------                       ----             ----
Non-accruing loans                                       $  4,836         $  3,516
Loans past due 90 days or more and still accruing               0                0
Restructured loans                                            107              118
Other real estate owned                                     1,000              444
                                                         -------------------------
                Total non-performing loans               $  5,943         $  4,078
                                                         =========================
Total loans at end of period                             $692,272         $616,819
                                                         -------------------------

As a percent of total loans outstanding                      0.86%            0.66%
                                                         =========================

Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. This then progresses to phone calls and letters, followed by legal activity when and if necessary. At one month past due, the loan is tracked and reported as a delinquency.

It is the banks practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest, in a timely manner, is in doubt.

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms has occurred.

Management works diligently on the collection or liquidation of non-performing assets. The overall level of impaired assets to total loans is felt to be modest. Other real estate owned is comprised of two parcels of undeveloped commercial land and one house. Efforts are underway to improve the marketability of these two contiguous land parcels, and locate end users of the sites. The house property is currently under an earnest money agreement. As of March 31, 1998, all in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $115.4 million in 1998, or 16.7% of total loans, and $106.2 million in 1997, or 17.2% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Credit Concentrations - (Continued)

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

At March 31, 1998 and 1997, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended March 31, 1998, the allowance for possible loan losses increased to $15.8 million, or 2.29% of total loans, from $13.5 million, or 2.19% of total loans in 1997. Net loan losses for 1998 are actually net recoveries of $737 thousand for the year-to-date period ended March 31, 1998. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

In determining the adequacy of the allowance, management considers numerous factors, including the continuing level of non-performing loans, credit concentrations, and economic conditions. Real estate values continue to be stable and show modest rates of appreciation, but a worsening of the economy in Frontier's market area could negatively affect loan performance and underlying collateral values. Management believes that the allowance for loan losses is adequate given the composition and risks of the portfolio, although there can be no assurance that the allowance will be adequate to cover all contingencies.

Year 2000 Issue.

A portion of the allowance has been designated to offset possible losses due to the Year 2000 (Y2K) issue. The Y2K issue is related to the century date change and the impact on computer systems and business operations worldwide. Specifically, the issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information, could generate erroneous data or cause a system to fail. The Bank is currently evaluating its large borrower's abilities to respond to their internal Year 2000 issues, which could impair their ability to make timely payments and, ultimately, to repay their obligations.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Liquidity - (Continued)


The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 1998 and 1997. This discussion addresses those periods of time.

Net cash provided by operating activities in 1998 totaled $6.2 million, as compared to $6.0 million in 1997. The largest component providing net cash was income of $4.7 million in 1998 and $4.2 million in 1997.

Loans originated in the real estate secondary market for the first quarter of 1998 were three fold that of the prior period. As indicated, loan originations in 1998 were $11.1 million, up $7.6 million from the 1997 activity, or 217.1%. As explained earlier, the increase in activity is due mainly to the lower interest rate environment. Management estimates that activity should level off at this point, perhaps decreasing through the remainder of 1998.

Investing activities were mostly in the loan area, even though federal funds sold utilized in excess of $20 million, those funds were earmarked for the loan portfolio. Management was anticipating increased loan volume which fell short of expectations. In 1998, both the loan and federal funds sold volume increased which was funded by financing activities. Maturing investments were rolled over during the period.

Financing the investment activities in 1998 was mainly accomplished by acquisition of core deposits (including NOW, Money Market and Savings accounts) of $30.4 million, and $10.8 million of certificates of deposit. In 1997, the majority of the funding of investment activities came from increased core deposit and cd balances.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
   Operations
   Interest Rate Risk - (Continued)


these differences in its simulations. At March 31, 1998, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at first quarter end 1998 was $102.6 million. This amount compares to $83.7 million at March 31, 1997, an increase of $18.9 million, or 22.6%. Almost all of the increase was attributable to retained earnings.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At March 31, 1998, the Corporation's leverage ratio was 11.30%, compared to 10.44% at quarter end 1997. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 13.50% and 14.77% at March 31, 1998, and 12.50% and 13.76% at March 31, 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to shareholders during the first quarter.

Item 5. Other Information.

        (a) Please see Item 6(b) below. The shareowners of the Corporation began trading on the Nasdaq National Market on April 16, 1998.

        (b) On January 21, 1998, the Board of Directors of the Corporation declared a 7% stock dividend to shareowners of record as of January 21, 1998, and payable on March 16, 1998.

Item 6. Exhibits and Reports on Form 8-K

        (a)(11) Computation of earnings per share is attached as Exhibit 11.

           (27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

        (b) On February 25, 1998, the Corporation filed Form 8-K disclosing that the Corporation has made an application for quotation of its Common Stock on the Nasdaq National Market under the trading symbol "FTBK". There were no financial statements filed with the report.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRONTIER FINANCIAL CORPORATION



Date:  May 5, 1998                       /s/ James F. Felicetty
       ----------------------          -------------------------------------
                                       James F. Felicetty
                                       Secretary/Treasurer

                                EXHIBIT INDEX


Exhibit         Description
Number
-------         ---------------------------------------------------------------

  11            Computation of earnings per share is attached as Exhibit 11.

  27 Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.