Form 10-Q
period 1998-06-30
FRONTIER FINANCIAL CORP /WA/
filed 1998-08-07
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1998
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


          Washington                                         91-1223535
------------------------------                      ----------------------------
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

The issuer has one class of common stock (no par value) with 7,885,541 shares outstanding as of June 30, 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 1998
--------------------------------------------------------------------------------


PART I - Financial Information                                                        Page
------------------------------                                                        ----
            Item 1. Financial Statements.

                    Consolidated Balance Sheet - June 30, 1998
                    and Year End 1997.                                                 1

                    Consolidated Statement of Income - Three and Six Months
                    Ended June 30, 1998 and 1997.                                      2

                    Consolidated Statement of Cash Flows - Six Months
                    Ended June 30, 1998 and 1997.                                     3-4

                    Statement of Changes in Stockholder's Equity -
                    June 30, 1998                                                      5

                    Notes                                                            6-8

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operation.                                        9-17

            Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk                                                       16

PART II - Other Information

            Item 1. Legal Proceedings.                                                18

            Item 4. Submission of Matters to a Vote of Security Holders.             18-19

            Item 5. Other Information                                                 19

            Item 6. Exhibits and Reports on Form 8-K.                                19-20

                    Signature                                                         21

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)
--------------------------------------------------------------------------------

                                                                     (In thousands)
                                                                June 30,         December 31,
ASSETS                                                           1998              1997
                                                               ---------         ---------
Cash & Balances Due from Depositary Institutions               $  37,807         $  30,496
Securities: (Note 3)
  Available for Sale-Market Value                                 85,832            83,019
  Held to Maturity-Amortized Cost (Fair Value 12-31-97,
    $33,590)                                                      30,950            32,081
                                                               ---------------------------
             Total Securities                                    116,782           115,100
Federal Funds Sold                                                47,235            61,350
Loans: (Note 4)
  Loans, Net of Unearned Income                                  731,216           665,330
  Less:  Allowance for Loan Losses                               (15,646)          (14,845)
                                                               ---------------------------
             Net Loans                                           715,570           650,485
Premises & Equipment, Net                                         14,447            13,787
Other Real Estate Owned                                              909             1,000
Intangible assets                                                    281               319
Other Assets                                                      10,880            10,343
                                                               ---------------------------
                    TOTAL ASSETS                               $ 943,911         $ 882,880
                                                               ===========================

LIABILITIES

Deposits:
  Non-Interest Bearing                                         $ 112,749         $ 101,278
  Interest Bearing                                               660,778           629,653
                                                               ---------------------------
             Total Deposits                                      773,527           730,931
Federal Funds Purchased                                            8,388             4,796
Securities sold under repurchase agreements                       15,641            13,166
Federal Home Loan Bank advances                                   30,000            30,000
Long-term debt                                                        40                56
Other Liabilities                                                  8,026             6,092
                                                               ---------------------------
             TOTAL LIABILITIES                                   835,622           785,041
                                                               ---------------------------

EQUITY CAPITAL (Note 5)

Common Stock                                                      89,394            71,363
Accumulated other comprehensive income,
             Net of Tax effect(Note 3)                             1,153               453
Retained Earnings                                                 17,742            26,023
                                                               ---------------------------
             TOTAL CAPITAL                                       108,289            97,839
                                                               ---------------------------
 TOTAL LIABILITIES & CAPITAL                                   $ 943,911         $ 882,880
                                                               ===========================



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                June 30,           June 30,            June 30,            June 30,
                                                 1998                1997                1998                1997
                                              -----------         -----------         -----------         -----------
INTEREST INCOME
  Interest & Fees on Loans                         18,092              16,433              35,536         $    31,883
  Interest on Investments                           2,561               2,404               5,272               4,849
                                              -------------------------------         -------------------------------
             Total Interest Income                 20,653              18,837              40,808              36,732
                                              -------------------------------         -------------------------------
INTEREST EXPENSE
  Interest on Deposits                              7,824               7,281              15,642              14,520
  Interest on Borrowed Funds                          689                 585               1,336               1,121
                                              -------------------------------         -------------------------------
             Total Interest Expense                 8,513               7,866              16,978              15,641
                                              -------------------------------         -------------------------------

Net Interest Income                                12,140              10,971              23,830              21,091
                                              -------------------------------         -------------------------------

PROVISION FOR LOAN LOSSES                            (100)               (250)               (350)               (350)

NONINTEREST INCOME
  Securities Gains/(Losses)                             0                   0                   0                   0
  Service Charges on Deposit Accounts                 427                 426                 832                 827
  Other Noninterest Income                            811                 740               1,428               1,131
                                              -------------------------------         -------------------------------
             Total Noninterest Income               1,238               1,166               2,260               1,958

NONINTEREST EXPENSE
  Salaries & Employee Benefits                      3,444               3,128               6,824               6,069
  Occupancy Expense                                   764                 727               1,448               1,394
  Other Noninterest Expense                         1,856               1,673               2,982               2,501
                                              -------------------------------         -------------------------------
             Total Noninterest Expense              6,064               5,528              11,254               9,964

INCOME BEFORE INCOME TAX                            7,214               6,359              14,486              12,735
                                              -------------------------------         -------------------------------

APPLICABLE INCOME TAX                              (2,359)             (2,158)             (4,958)             (4,359)

             NET INCOME                       $     4,855         $     4,201         $     9,528         $     8,376
                                              ===============================         ===============================

Average Number of Shares Outstanding
  for the Period                                7,878,067           7,829,921           7,878,067           7,829,921

Basic earnings per share                      $      0.62         $      0.54         $      1.21         $      1.07
                                              ===============================         ===============================

Diluted shares                                  7,956,043           7,907,733           7,956,043           7,907,733

Fully diluted earnings per share              $      0.61         $      0.53         $      1.20         $      1.06
                                              ===============================         ===============================



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
--------------------------------------------------------------------------------

                                                                (In thousands)
(Unaudited)                                                    SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                   June 30, 1998     June 30, 1997
                                                       -------------     -------------
Net Income                                                 $  9,528         $  8,376
Adjustments to reconcile net income to net
cash provided by operating activities
             Depreciation and amortization                      725              752
             Provision for loan losses                          350              350
             FHLB stock dividends                              (347)            (306)
             Deferred taxes                                    (342)
             Increase in income taxes payable                   751             (391)
             Decrease in interest receivable                   (726)             (32)
             Increase(Decrease) in interest payable             (49)             131
             Loss on sale of HTM or AFS securities                0                0
             Loss on sale of ORE                                (80)               0
             Loans originated for sale                      (19,422)          (8,216)
             Proceeds from sale of loans                     19,371            8,046
             Other operating activities                       1,494              939
                                                           --------         --------

Net cash provided by operating activities                    11,253            9,649
                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                           14,115           (3,545)
Proceeds from maturities of AFS & HTM securities             27,307           21,281
Purchase of AFS securities                                  (21,966)          (2,999)
Purchase of HTM securities                                   (5,600)          (7,373)
Net cash flows from loan activities                         (65,812)         (41,574)
Purchases of premises and equipment                            (936)            (566)
Proceeds from the sale of other real estate                     171              199
Cash invested in other real estate                                0                0
Other investing activities                                      124                0
                                                           --------         --------
Net cash used by investing activities                       (52,597)         (34,577)
                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                  29,034           25,028
Net change in certificates of deposit                        12,940           (2,025)
Proceeds from issuance of stock                                 222              102
Principal payments on long term debt                            (84)             (99)
Advances from FHLB                                                0           40,000
Repayment of FHLB advances                                        0          (45,000)
Net change in Federal Funds purchased                         6,067            3,637
Pre-paid expenses                                              (140)            (126)
Other financing activities                                      616              380
                                                           --------         --------
Net cash provided by financing activities                    48,655           21,897
                                                           --------         --------


(Continued on next page)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)
--------------------------------------------------------------------------------

                                                             (In thousands)
                                                             SIX MONTHS ENDED
                                                      June 30, 1998    June 30, 1997
                                                      -------------    -------------
INCREASE IN CASH AND DUE FROM BANKS                      $  7,311        ($ 3,031)

CASH & DUE FROM BANKS AT BEGINNING
             OF YEAR                                       30,496          35,105
                                                         --------        --------

CASH AND DUE FROM BANKS AT END
             OF PERIOD                                   $ 37,807        $ 32,074
                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                   $ 17,031        $ 15,510
Cash paid during the year for income taxes                  4,550           4,750
Real estate taken as settlement for loan
  obligations                                                   0               0
Real estate taken as settlement for loan
  obligations - financed by bank                         $    155        $      0



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 5)
--------------------------------------------------------------------------------
(Unaudited)

(In thousands, except for number of shares)                                                               Accumulated
                                                                                                            other
                                                      Common Stock         Comprehensive    Retained    Comprehensive
                                                Shares            Amount       Income       Earnings     income/(loss)      Total
                                                ------            ------       ------       --------     -------------      -----
Balance, December 31, 1995                     6,322,255          $44,084                    $20,336          $933         $65,353
                                               ==========================                    =====================================

Net Income for 1996                                                            $14,617        14,617                        14,617

Other comprehensive income, net of tax
  Unrealized losses on AFS, net of tax effect                                     (804)                       (804)           (804)
                                                                               -------
      Comprehensive income                                                      13,813
                                                                               =======

Stock Options Exercised                           31,283              160                                                      160

7% Stock Dividend                                442,831           11,956                    (11,956)                            0

Fractional Shares Purchased                          797               20                                                       20

Shares exchanged for minority
             investment                           33,500              971                                                      971
                                               --------------------------                    -------------------------------------
Balance, December 31, 1996                     6,830,666           57,191                     22,997           129          80,317
                                               ==========================                    =====================================
Net income for 1997                                                             16,902        16,902                        16,902

Other comprehensive income, net of tax
  Unrealized losses on AFS, net of tax effect                                      324                         324             324
                                                                               -------
      Comprehensive income                                                      17,226
                                                                               =======

Stock Options Exercised                           40,548              270                                                      270

7% Stock Dividend                                478,475           13,876                    (13,876)                            0

Fractional Shares Purchased                          872               26                                                       26
                                               --------------------------                    -------------------------------------
Balance, December 31, 1997                     7,350,561           71,363                     26,023           453          97,839
                                               ==========================                    =====================================

Net income for the first
     six months of 1998                                                          9,528         9,528                         9,528

Other comprehensive income, net of tax
  Unrealized losses on AFS, net of tax effect                                      700                         700             700
                                                                               -------
      Comprehensive income                                                     $10,228
                                                                               =======

Stock Options Exercised                           18,945              186                                                      186

7% Stock Dividend                                514,999           17,809                    (17,809)                            0

Fractional Shares Purchased                        1,036               36                                                       36
                                               --------------------------                    -------------------------------------
Balance, June 30, 1998                         7,885,541          $89,394                    $17,742        $1,153        $108,289
                                               ==========================                    =====================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.        PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS
               The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1997 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for year-end December 31, 1998.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)
--------------------------------------------------------------------------------

               Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold at any time.

               Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold as an adjustment to income.

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 1998:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

             (In thousands)                         Amortized    Gross Unreal-         Gross Unreal-        Aggregate
                                                        Cost       ized Gains           ized Losses       Fair Value
                                                    ----------------------------------------------------------------
AFS SECURITIES:
             Equities                                $10,274             $979                                $11,253
             U.S. Treasuries                             252               41                                    293
             U.S. Agencies                            47,108              163                   (65)          47,206
             Corporate securities                     26,424              660                    (4)          27,080
                                                    ----------------------------------------------------------------
                    Totals                            84,058            1,843                   (69)          85,832
                                                    ----------------------------------------------------------------

HTM SECURITIES:
             Municipal securities                     28,150            1,342                    (2)          29,490
             Certificates of deposit                   2,800                                                   2,800
                                                    ----------------------------------------------------------------
                    Totals                           $30,950           $1,342                   ($2)         $32,290
                                                    ----------------------------------------------------------------
                    Totals                          $115,008           $3,185                  ($71)        $118,122
                                                    ================================================================


                         MATURITY SCHEDULE OF SECURITIES

                                                Available For Sale                  Held To Maturity
                                                ------------------                  ----------------
                                            Amortized             Fair          Amortized             Fair
                    MATURITY                     Cost            Value               Cost            Value
                    --------                     ----            -----               ----            -----
                    0-1 Yr                    $20,128          $21,102             $2,995           $2,998
                    1-5 Yrs                    24,808           25,409              2,046            2,166
                    5-10 Yrs                   35,742           35,914             24,066           25,187
                    Over 10 Yrs                 3,380            3,407              1,843            1,939
                                              ------------------------------------------------------------
                                              $84,058          $85,832            $30,950          $32,290
                                              ============================================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)
--------------------------------------------------------------------------------

                        CHANGES IN AFS AND HTM SECURITIES

    For the Quarter Ended June 30, 1998:
    AFS SECURITIES
    Proceeds From Sales                                            $0
    Gross Realized Gains                                           --
    Gross Realized Losses                                          --
    Gross Gains & Losses Included In Earnings From
           Transfers To The Trading Category                       --
    Net Change In Unrealized Holding Gains Or
           Losses Included In The Separate
           Component of Equity Capital                           $760

    HTM SECURITIES
    Sales Or Transfers From this Category                          $0


NOTE 4.      LOANS

             The following is an analysis of the loan portfolio by major type of loans:

                                        June 30, 1998      Dec 31, 1997
                                        -------------      ------------
               Commercial                 $ 161,161         $ 123,904
               Real Estate:
                      Commercial            309,907           272,218
                      Construction          135,294           147,232
                      Residential           103,975           102,117
               Installment                   25,735            24,457
                                          ---------         ---------
                                            736,072           669,928
               Unearned Fee Income           (4,856)           (4,598)
                                          ---------         ---------
                      Total Loans         $ 731,216         $ 665,330
                                          =========         =========


NOTE 5. The Board of Directors declared 7% stock dividends which were paid March 17, 1997 and March 16, 1998 respectively.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the second quarter of 1998 was $4.9 million versus $4.2 million for the second quarter of 1997, or up 15.6%. The reason for the increase in net income in 1998 was due to an increase in net interest income of $1.2 million, or 10.7%. This marks the fifty-eighth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the second quarter of 1997, unless otherwise stated.

Annualized return on average assets (ROA) was 2.11% in 1998, and 2.04% in 1997. Annualized return on average stockholder's equity (ROE) in 1998 was 18.44%, as compared to 19.16% in 1997. Fully diluted earnings per share were $.61 for 1998, and $.53 for 1997. Earnings per share have been adjusted for the seven percent stock dividend paid on March 16, 1998.

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

Since our last report, there has been little, if any, noticeable change in the local economy. However, the Boeing company has announced that there will be a reduction in workforce of around 28,000 personnel. Management would estimate that of that number, about 7,500 personnel in the Everett area will be involved.

On the positive side, however, the Naval Station Everett is solidly in place, and this stable economic influence should not follow the Boeing ripple effect.

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

BALANCE SHEET

On the next page, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

At June 30,                           1998             1997           $ Change          % Change
                                    ---------        ---------        ---------         ---------
Loans                               $ 731,216        $ 642,803        $  88,413              13.8%
Investments *                         115,008          120,329           (5,321)             -4.4%
Federal Funds Sold                     47,235           28,595           18,640              65.2%
                                    -------------------------------------------------------------
Total Assets                        $ 943,911        $ 834,852        $ 109,059              13.1%

Noninterest bearing deposits        $ 112,749        $  98,509        $  14,240              14.5%
Interest bearing deposits             660,778          595,392           65,386              11.0%
                                    -------------------------------------------------------------
Total deposits                        773,527          693,901           79,626              11.5%
Federal Funds purchased
  and Repurchase Agreements            24,029           15,648            8,381              53.6%
Long-term debt                         30,040           30,085              (45)             -0.1%
Capital *                           $ 107,136        $  88,667        $  18,469              20.8%

*  Shown at amortized cost, or adjusted for unrealized gain/(loss)

At quarter end 1998, loans were up $88.4 million, or 13.8% over the previous year. This increase in loans over the last year, was due, for the most part, to the economic growth of the region and continued emphasis on loan development. The growth rate in the first and second quarters of 1998 were $26.9 million, or 4.05%, and $38.9 million, or 5.63% as compared to a growth of $16.4 million, or 2.74% and $26.0 million, or 4.21% in 1997. Consolidating growth rates for the first six months of 1998, loans have increased $65.8 million, or 9.90% from year-end 1997, and increased $42.4 million, or 7.06% from year-end 1996.

Net investments declined $5.3 million, or 4.4% for the period. This decline was planned by management so that proceeds of maturing and called investments can be placed into the loan portfolio.

Not all maturing and called investments and deposit growth can be uniformly absorbed by the loan portfolio. Federal Funds Sold increased $18.6 million, or 65.2%, during the period. Due to the present yield curve, the opportunity cost of liquidity is not substantial at this time.

Continuing to break the trend in little or no growth from year-to-year, noninterest bearing accounts have increased 14.5%, or $14.2 million over the last year, with most of the increase occurring in business checking accounts. Management attributes this increase, for the most part, to the fallout from major regional bank mergers.

At June 30, 1998, NOW and Money Market accounts made up 15.0% of total interest bearing deposits. At June 30, 1998 those deposits made up 16.9%. Savings deposits, a year ago, made up 24.9% of interest bearing deposits, and 24.1% in 1998. Time deposits were 60.1% of total interest bearing deposits in 1997, and 59.0% in 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Over the last year, NOW and Money Market deposits increased $22.7 million, or 25.5%; savings deposits increased $11.0 million, or 7.4%, and time deposits increased $31.6 million, or 8.8%. During this past year, it was the interest rates paid and business development efforts that caused the growth in interest bearing deposits.

The increase of $8.4 million, or 53.6% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by strong demand for sweep accounts by local businesses. A block of $20 million of the FHLB borrowings has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.

Capital has grown $18.5 million over the past year, or 20.8%. Management has recognized that the capital of the Corporation is excessive, and continues to review strategies to offset the negative effect that excessive capital has on the return on equity ratio.

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

                                 (In thousands)

For quarter ended June 30,              1998            1997          $ Change         % Change
                                      --------        --------        --------         --------
Loans                                 $711,061        $631,563        $ 79,498             12.6%
Investments *                          117,769         123,626          (5,857)            -4.7%
Federal Funds Sold                      45,920          28,936          16,984             58.7%
Total Earning Assets                   874,750         784,125          90,625             11.6%
                                      ---------------------------------------------------------
Total Assets                           920,220         823,285          96,935             11.8%

Noninterest bearing deposits           111,809          92,627          19,182             20.7%
Interest bearing deposits              642,307         590,919          51,388              8.7%
                                      ---------------------------------------------------------
Total deposits                         754,116         683,546          70,570             10.3%
Fed Funds purchased
     and repurchase agreements          22,016          14,496           7,520             51.9%
Long-term Debt                          30,043          30,087             (44)            -0.1%
Capital                                105,335          87,674          17,661             20.1%

*  Shown at amortized cost, or adjusted for unrealized gain/(loss)


(Continued)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income - (Continued)
--------------------------------------------------------------------------------

For quarter ended June 30,      1998            1997          $ Change        % Change
                              --------        --------        --------        --------
Total interest income           20,891          19,066           1,825             9.6%
Total interest expense           8,513           7,866             647             8.2%
                              --------------------------------------------------------
Net Interest Income           $ 12,378        $ 11,200        $  1,178            10.5%

In 1998, average total earning assets as a percent of average total assets were 95.1%, and 95.2% in 1997. This ratio indicates how efficiently assets are being utilized. Average loans were 77.3% and 76.7%, respectively and investments were 12.8% and 15.0%, for the same periods. As previously mentioned, management has intentionally allowed the investment portfolio to run off to provide liquidity for growth of the loan portfolio. At the same time, however, management has recognized that short to medium term yields on investments were not sufficient to warrant re-investing excess liquidity in those maturities. This is why average federal funds sold increased from $28.9 million to $45.9 million, or 58.7% over the period. Average total deposits increased $70.6 million, or 10.3%. Not indicated in the table above are the components of interest bearing deposits which, in total, increased $51.4 million, or 8.7%. Average NOW and Money Market accounts increased $17.7 million, or 21.1%; savings accounts increased $9.1 million, or 6.2%, and time cd's increased $24.5 million, or 6.8%.

Earning Assets

The yield on total earning assets declined in the second quarter 1998, from 9.86% to 9.69%. The cost of total interest bearing liabilities decreased .05%, from a 5.02% in 1997 to a 4.97% in 1998. Management has expected this decline in the net interest margin which is due to competitive factors.

On a tax equivalent basis, net interest income was $12.4 million in 1998, versus $11.2 million in 1997, for an increase in net interest income of $1.2 million.

Total interest income increased $1.8 million, and total interest expense increased $.6 million, for an increase in net interest income of $1.2 million.

The increase in the average balance of earning assets increased interest income by $2.2 million, and a decrease in interest rates decreased interest income by $.4 million, for a net increase of $1.8 million.

The yield on total loans decreased from 10.55% in 1997 to 10.33% in 1998. Business loans decreased from 10.32% to 10.13%; real estate commercial loans decreased in yield from 10.10% to 9.63%; Real estate construction loans decreased in yield from 12.27% to 11.87%; real estate mortgage loans increased from 10.09% to 10.62%, and installment loans increased from 9.85% to 9.91%.

The yield on investments increased from 7.33% in 1997 to 7.39% in 1998, and the yield on federal funds sold decreased from 5.59% in 1997 to 5.58% in 1998.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $.7 million, and the rates paid on interest bearing liabilities decreased $.1 million for a net change of $.6 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Interest Bearing Liabilities - (Continued)
--------------------------------------------------------------------------------

The cost of NOW and money market accounts dropped from 2.95% in 1997, to 2.88% in 1998. Savings accounts cost stayed the same at 4.04%, and time cd's decreased in cost from 5.88% in 1997 to 5.86% in 1998. Short term borrowings increased slightly from 5.08% to 5.09%, and long-term debt cost increased from 5.41% in 1997 to 5.57% in 1998.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased in 1998 to $1.2 million, up $273 thousand, or 6.2% from a year ago. Service charges increased slightly from $426 thousand to $427 thousand, or .2%. This is below the 2.3% growth in the number of accounts susceptible to service charge during the period. Management believes that the growth in service charge income falls short of the growth in the number of susceptible accounts due to higher average balances.

Other income for the period was up by $72 thousand, or 9.7%. However, each period contained gains due to the sale of ORE, $195 thousand in 1997 and $80 thousand in 1998. So if these gains are eliminated, other income was actually up $187 thousand. The gain was due to increases in several fee generating sources. Loan servicing fees were up by $69 thousand, or 255.6%. Broker loan fees increased $21 thousand, or 36.2%, and real estate settlement fees were up $20.4 thousand, or 77.8%. These are fees generated by the real estate division of the Bank, and they are having a record year. Management attributes this growth due to the low interest rate environment, and other interest changes. At the end of the first quarter of 1998, management expected this activity to level off, or decrease, and it would appear that a slowing of the activity has occurred in the second quarter. Other areas of fee income increases were insurance and financial services fees increased $33 thousand, or 40.7%, and trust department fees increased $32 thousand, or 14.3%.

The market value of trust assets at quarter end 1998 was $156.8 million, as compared to $135.0 million in 1997, an increase of $21.8 million, or 16.1%.

Total noninterest expenses increased $537 thousand, or 9.7% for the period. Salaries and benefits increased $316 thousand, or 10.1%. Salaries themselves, increased $220 thousand, or 10.7%. 4.6% of the increase was due to an increase in staff, and 6.1% was attributable to merit raises and bonuses. There were 284 FTE Employees at June 30, 1998. Benefits increased $96 thousand, or 8.9%. $50 thousand, or 52.1% of the increase was attributable to an increase in staff over the year, and $19 thousand, or 19.8% was attributable to an increase in medical insurance premiums.

Total occupancy expense increased $37 thousand, or 5.1%. 42.5%, or $325 thousand of occupancy expense was depreciation in 1998, and $303 thousand, or 41.7% was depreciation in 1997. Excluding depreciation, occupancy expense increased $15 thousand, or 3.5%, in 1998. The increase was attributable to more maintenance and repairs.

Other expense increased $183 thousand, or 11.0%, to $1.9 million. This increase was due to an increase in local taxes of $59 thousand or 12.2%, increased legal fees of $26 thousand, and increased self insurance premiums of $55 thousand.

Many banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense by the sum of net interest income and other noninterest income. The

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Noninterest Income and Expense - (Continued)
--------------------------------------------------------------------------------

lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1998 period was 43.1%, and 43.2% for 1997. The Corporation's ratio is considered excellent for the industry.

LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                    (In thousands)
                           Period Ended June 30,           1998             1997
                                                         --------         --------
Non-accruing loans                                       $  3,452         $  4,951
Loans past due 90 days or more and still accruing               0                0
Restructured loans                                            105              115
Other real estate owned                                       909              245
                                                         --------         --------
             Total non-performing loans                  $  4,466         $  5,311
                                                         ========         ========

Total loans at end of period                             $731,216         $642,803
                                                         --------         --------

As a percent of total loans outstanding                      0.61%            0.83%
                                                         ========         ========

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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of impaired assets to total loans is felt to be modest. Other real estate owned is comprised of one parcel of commercial land, which has a signed purchase and sale agreement. Completion of the sale is expected by year end. All in-substance foreclosures are included in other real estate owned, and the carrying values of all parcels are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $110.5 million in 1998, or 15.1% of total loans, and $112.3 million in 1997, or 17.5% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Credit Concentrations - (Continued)
-------------------------------------------------------------------------------

As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a real estate market that is moving upward due to the employment opportunities in the area. Stable interest rates have also helped facilitate a strong level of sales and real estate activity in general, and, absent an abrupt upward movement in interest rates, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At June 30, 1998 and 1997, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended June 30, 1998, the allowance for possible loan losses increased to $15.6 million, or 2.14% of total loans, from $14.2 million, or 2.21% of total loans in 1997. Net loan losses for 1998 are actually net recoveries of $451 thousand for the year-to-date period ended June 30, 1998. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

In determining the adequacy of the allowance, management considers numerous factors, including the continuing level of non-performing loans, credit concentrations, and economic conditions. Real estate values continue to be stable and show modest rates of appreciation, but a worsening of the economy in Frontier's market area could negatively affect loan performance and underlying collateral values. The current level of reserves is deemed to be adequate for the present conditions, the type of lending undertaken, and provides for some unforeseen contingencies as well. Also, the reserve was recently increased to provide for year 2000 issues contingencies.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 1998 and 1997. This discussion addresses those periods of time.

Net cash provided by operating activities in 1998 totaled $11.3 million, as compared to $9.6 million in 1997. The largest component providing net cash was income of $9.5 million in 1998 and $8.4 million in 1997.

Loans originated in the real estate secondary market for the second quarter of 1998 were double that of the prior period. As indicated, loan originations in 1998 were $19.4 million, up $11.2 million from the

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity - (Continued)
--------------------------------------------------------------------------------

1997 activity, or 136.5%. As explained earlier, the increase in real estate loan origination activity is due mainly to the lower interest rate environment, and loan development. Management has noted that activity has began to level off during the second quarter, and anticipated such.

Investing activities in 1998 were centered in the loan area, which had a net funding requirement of $65.8 million. Management was anticipating increased loan volume which fell short of expectations which is why Federal funds accumulated cash flows of $14.1 million. Maturing investments were rolled over during the 1998 period. In 1997, net investing in loans totaled $41.6 million, and proceeds of maturing investments exceeded reinvestment by $11.2 million.

Financing the investment activities in 1998 was mainly accomplished by acquisition of core deposits (including NOW, Money Market and Savings accounts) of $29.0 million, and $12.9 million of certificates of deposit. In 1997, the funding of investment activities came from increased core deposits of $25.0 million.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At June 30, 1998, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Capital
--------------------------------------------------------------------------------

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at second quarter end 1998 was $108.3 million (including unrealized gains on securities). This amount compares to $88.6 million at June 30, 1997, an increase of $19.7 million, or 22.2%. $1.1 million of the increase came from unrealized gains on securities, and the remainder of the increase was attributable to retained earnings.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At June 30, 1998, the Corporation's leverage ratio was 11.62%, compared to 10.74% at quarter end 1997. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 13.58% and 14.84% at June, 30, 1998, and 12.82% and 14.04% at June 30, 1997.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.      Legal Proceedings

             No material legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders

             The annual meeting of shareowners was held on April 16, 1998 in Everett, Washington. The purpose of the meeting was to ask shareowners to vote on 1) the election of directors; 2) certain amendments to the Corporation's Articles of Incorporation; and 3) an amendment to the Corporation's Stock Option Plan. The 1998 Proxy Statement filed March 20, 1998 is incorporated by reference. Of 7,357,935 shares outstanding and authorized to vote, 5,315,595 were represented in person or by proxy at the meeting.

Proposal No. 1.
             At that meeting, the shareowners approved a proposal to create a classified board of directors. The results for the election of directors are shown below with the number and percent affirmative votes indicated next to their name:

Terms Expire in 1999 - Class 1                                       Terms Expire in 2000 - Class 2
Robert J. Dickson                  5,313,997              72.2%      Lucy DeYoung                      5,297,664              72.0%
Edward E. Hansen                   5,311,104              72.2%      J. Donald Regan                   5,294,319              72.0%
William H. Lucas                   5,292,245              71.9%      Roy A. Robinson                   5,305,166              72.1%
Edward J. Novack                   5,309,820              72.2%      William J. Robinson               5,278,744              71.7%
Darrell J. Storkson                5,310,133              72.2%      Edward C. Rubatino                5,309,790              72.2%

Terms Expire in 2001 - Class 3
George E. Barber                   5,311,104              72.2%
David A. Dujardin                  5,310,790              72.2%
James H. Mulligan                  7,310,028              72.2%
Roger L. Rice                      5,288,682              71.9%

Proposal No. 2(a)
             To restate the objects and purposes of the Corporation and to eliminate the provision relating to distributions.

Results of the vote:

                FOR               5,073,865               69.0%
             AGAINST                139,822                1.9%
             ABSTAIN                101,908                1.4%

Proposal No. 2(b)
             To increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 and to create a class of preferred stock, with 10,000,000 shares authorized.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION - (Continued)
--------------------------------------------------------------------------------

             FOR                                    4,911,670         66.8%
             AGAINST                                 341,779           4.6%
             ABSTAIN                                  62,146            .8%

Proposal No. 2(c)
             To create a classified board of directors, and to provide that a director may be removed only for cause.

             FOR                                   5,061,939          68.8%
             AGAINST                                 182,668           2.5%
             ABSTAIN                                  70,988           1.0%

Proposal No. 2(d)
             To limit the personal liability of directors of the Corporation to the full extent allowed under Washington law.

             FOR                                   5,090,330          69.2%
             AGAINST                                 180,541           2.5%
             ABSTAIN                                  44,724            .6%

Proposal No. 3
             An amendment to the Corporation's Incentive Stock Option Plan.

             FOR                                   4,963,907          67.5%
             AGAINST                                 282,674           3.8%
             ABSTAIN                                  69,014            .9%

Item 5.      Other Information.

         (a) Please see Item 6(b)(20) below. The Corporation began trading on the Nasdaq National Market on April 16, 1998.

         (b) On January 21, 1998, the Board of Directors of the Corporation declared a 7% stock dividend to shareowners of record as of January 21, 1998, and payable on March 16, 1998.

Item 6.      Exhibits and Reports on Form 8-K

             (b)(3)(i) Amended and Restated Articles of Incorporation is attached as Exhibit (3)(i).

             (b) (11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION - (Continued)
-------------------------------------------------------------------------------

        (b)(20) On February 25, 1998, the Corporation filed Form 8-K disclosing that the Corporatoin has made an application for quotation of its Common Stock on the Nasdaq National Market under the trading symbol "FTBK". There were no financial statements filed with the report.

        (b)(27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FRONTIER FINANCIAL CORPORATION


        Date:   August 3, 1998          /s/ JAMES F. FELICETTY
             --------------------       ------------------------------
                                        James F. Felicetty
                                        Secretary/Treasurer