Form 10-Q
period 1998-09-30
FRONTIER FINANCIAL CORP /WA/
filed 1998-11-16
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the Quarter ended September 30, 1998
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


        Washington                                             91-1223535
-------------------------                              -------------------------
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

The issuer has one class of common stock (no par value) with 7,888,787 shares outstanding as of September 30, 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 1998


PART I - Financial Information                                                  Page
                                                                                ----
         Item 1. Financial Statements.

                 Consolidated Balance Sheet - September 30, 1998
                 and Year End 1997.                                                1

                 Consolidated Statement of Income - Three and Nine Months
                 Ended September 30, 1998 and 1997.                                2

                 Consolidated Statement of Cash Flows - Nine Months
                 Ended September 30, 1998 and 1997.                               3-4

                 Statement of Changes in Stockholder's Equity -
                 September 30, 1998.                                               5

                 Notes                                                            6-8

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operation.                                        9-20

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk.                                                      16

PART II - Other Information

         Item 1. Legal Proceedings.                                                21

         Item 4. Submission of Matters to a Vote of Security Holders.              21

         Item 5. Other Information.                                                21

         Item 6. Exhibits and Reports on Form 8-K.                                 21

                 Signature                                                         22

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)


                                                                               (In thousands)
                                                                       September 30,     December 31,
ASSETS                                                                     1998              1997
Cash & Balances Due from Depositary Institutions                        $  37,997         $  30,496
Securities: (Note 3)
  Available for Sale-Market Value                                          79,718            83,019
  Held to Maturity-Amortized Cost (Fair Value 12-31-97, $33,590)           36,917            32,081
                                                                        ---------         ---------
                Total Securities                                          116,635           115,100
Federal Funds Sold                                                         61,060            61,350
Loans: (Note 4)
  Loans, Net of Unearned Income                                           766,778           665,330
  Less:  Allowance for Loan Losses                                        (16,030)          (14,845)
                                                                        ---------         ---------
                Net Loans                                                 750,748           650,485
Premises & Equipment, Net                                                  13,628            13,787
Other Real Estate Owned                                                       909             1,000
Intangible assets                                                             265               319
Other Assets                                                               11,049            10,343
                                                                        ---------         ---------
  TOTAL ASSETS                                                          $ 992,291         $ 882,880
                                                                        =========         =========

LIABILITIES

Deposits:
  Non-Interest Bearing                                                  $ 120,984         $ 101,278
  Interest Bearing                                                        680,477           629,653
                                                                        ---------         ---------
                Total Deposits                                            801,461           730,931
Federal Funds Purchased                                                     6,126             4,796
Securities sold under repurchase agreements                                22,076            13,166
Federal Home Loan Bank advances                                            40,000            30,000
Long-term debt                                                                 31                56
Other Liabilities                                                           8,881             6,092
                                                                        ---------         ---------
  TOTAL LIABILITIES                                                       878,575           785,041
                                                                        ---------         ---------

EQUITY CAPITAL (Note 5)

Common Stock                                                               89,429            71,363
Accumulated other comprehensive income,
   Net of Tax effect (Note 3)                                               1,384               453
Retained Earnings                                                          22,903            26,023
                                                                        ---------         ---------
    TOTAL CAPITAL                                                         113,716            97,839
                                                                        ---------         ---------
 TOTAL LIABILITIES & CAPITAL                                            $ 992,291         $ 882,880
                                                                        =========         =========



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)


                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                             -------------------------------         -------------------------------
                                              Sept. 30,           Sept. 30,          Sept. 30,            Sept. 30,
                                                 1998               1997                1998                1997
                                             -----------         -----------         -----------         -----------
INTEREST INCOME
  Interest & Fees on Loans                        18,976              17,050              54,512         $    48,933
  Interest on Investments                          2,619               2,438               7,890               7,287
                                             -----------         -----------         -----------         -----------
     Total Interest Income                        21,595              19,488              62,402              56,220
                                             -----------         -----------         -----------         -----------
INTEREST EXPENSE
  Interest on Deposits                             8,116               7,511              23,758              22,030
  Interest on Borrowed Funds                         824                 617               2,160               1,739
                                             -----------         -----------         -----------         -----------
     Total Interest Expense                        8,940               8,128              25,918              23,769
                                             -----------         -----------         -----------         -----------

Net Interest Income                               12,655              11,360              36,484              32,451

PROVISION FOR LOAN LOSSES                           (350)               (350)               (700)               (700)

NONINTEREST INCOME
  Securities Gains/(Losses)                            0                   0                   0                   0
  Service Charges on Deposit Accounts                414                 407               1,246               1,235
  Other Noninterest Income                           632                 547               2,060               1,676
                                             -----------         -----------         -----------         -----------
     Total Noninterest Income                      1,046                 954               3,306               2,911

NONINTEREST EXPENSE
  Salaries & Employee Benefits                     3,260               3,003              10,084               9,072
  Occupancy Expense                                  734                 690               2,182               2,083
  Other Noninterest Expense                        1,330               1,100               4,311               3,601
                                             -----------         -----------         -----------         -----------
     Total Noninterest Expense                     5,324               4,793              16,577              14,756

INCOME BEFORE INCOME TAX                           8,027               7,171              22,513              19,906
                                             -----------         -----------         -----------         -----------

APPLICABLE INCOME TAX                             (2,866)             (2,488)             (7,824)             (6,847)

     NET INCOME                              $     5,161         $     4,683         $    14,689         $    13,059
                                             ===========         ===========         ===========         ===========

Average Number of Shares Outstanding
  for the Period                               7,881,060           7,834,901           7,881,060           7,834,901

Basic earnings per share                     $      0.65         $      0.60         $      1.86         $      1.67
                                             ===========         ===========         ===========         ===========

Diluted shares                                 7,964,465           7,906,162           7,964,465           7,906,162

Fully diluted earnings per share             $      0.65         $      0.59         $      1.84         $      1.65
                                             ===========         ===========         ===========         ===========



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS


                                                               (In thousands)
(Unaudited)                                                   NINE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                 September 30, 1998   September 30, 1997
                                                     ------------------   ------------------
Net Income                                              $  14,689             $  13,059
Adjustments to reconcile net income to net
cash provided by operating activities
   Depreciation and amortization                            1,042                 1,124
   Provision for loan losses                                  700                   700
   FHLB stock dividends                                      (523)                 (480)
   Deferred taxes                                            (352)
   Increase in income taxes payable                           764                  (179)
   Decrease in interest receivable                         (1,240)                  (81)
   Increase(Decrease) in interest payable                     228                    80
   Loss on sale of HTM or AFS securities                        0                     0
   Loss on sale of ORE                                        (80)                    0
   Loans originated for sale                              (25,871)              (13,900)
   Proceeds from sale of loans                             25,499                13,839
   Other operating activities                               2,090                 1,239
                                                        ---------             ---------

Net cash provided by operating activities                  16,946                15,401
                                                        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                            290               (21,295)
Proceeds from maturities of AFS & HTM securities           48,072                32,115
Purchase of AFS securities                                (33,306)               (6,494)
Purchase of HTM securities                                (14,395)              (10,922)
Net cash flows from loan activities                      (101,654)              (60,677)
Purchases of premises and equipment                          (935)                 (647)
Proceeds from the sale of other real estate                   171                   199
Cash invested in other real estate                              0                     0
Other investing activities                                    525                     0
                                                        ---------             ---------
Net cash used by investing activities                    (101,232)              (67,721)
                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                40,952                44,673
Net change in certificates of deposit                      29,745                 6,449
Proceeds from issuance of stock                               257                   176
Principal payments on long term debt                         (134)                 (143)
Advances from FHLB                                         10,000                40,000
Repayment of FHLB advances                                      0               (45,000)
Net change in Federal Funds purchased                      10,239                 2,685
Pre-paid expenses                                             (70)                  (63)
Other financing activities                                    798                   393
                                                        ---------             ---------
Net cash provided by financing activities                  91,787                49,170
                                                        ---------             ---------




(Continued on next page)               -3-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)

                                                                (In thousands)
                                                                NINE MONTHS ENDED
                                                   September 30, 1998     September 30, 1997
                                                   ------------------     ------------------
INCREASE IN CASH AND DUE FROM BANKS                      $  7,501              ($ 3,150)

CASH & DUE FROM BANKS AT BEGINNING
   OF YEAR                                                 30,496                35,105
                                                         --------              --------

CASH AND DUE FROM BANKS AT END
   OF PERIOD                                             $ 37,997              $ 31,955
                                                         ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                   $ 25,697              $ 23,689
Cash paid during the year for income taxes                  7,250                 7,025
Real estate taken as settlement for loan
  obligations                                                   0                     0
Real estate taken as settlement for loan
  obligations - financed by bank                         $    155              $      0



The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDER'S EQUITY (Note 5)
(Unaudited)
(In thousands, except for number of shares)

                                                                                                      Accumulated
                                                                                                         other
                                                      Common Stock         Comprehensive  Retained   Comprehensive
                                                   Shares       Amount         Income     Earnings    income/(loss)   Total
                                                   ------       ------       ----------   --------    -------------   -----
Balance, December 31, 1995                         6,322,255    $44,084                   $20,336         $933       $65,353
                                                   ====================                   ==================================

Net Income for 1996                                                            $14,617     14,617                     14,617

Other comprehensive income, net of tax
  Unrealized losses on AFS, net of tax effect                                     (804)                   (804)         (804)
                                                                              --------
      Comprehensive income                                                      13,813
                                                                              ========

Stock Options Exercised                               31,283        160                                                  160

7% Stock Dividend                                    442,831     11,956                   (11,956)                         0

Fractional Shares Purchased                              797         20                                                   20

Shares exchanged for minority
  investment                                          33,500        971                                                  971
                                                   --------------------                   ----------------------------------
Balance, December 31, 1996                         6,830,666     57,191                    22,997          129        80,317
                                                   ====================                   ==================================

Net income for 1997                                                             16,902     16,902                     16,902

Other comprehensive income, net of tax
  Unrealized gains on AFS, net of tax effect                                       324                     324           324
                                                                               -------
      Comprehensive income                                                      17,226
                                                                               =======

Stock Options Exercised                               40,548        270                                                  270

7% Stock Dividend                                    478,475     13,876                   (13,876)                         0

Fractional Shares Purchased                              872         26                                                   26
                                                   --------------------                   ----------------------------------
Balance, December 31, 1997                         7,350,561     71,363                    26,023          453        97,839
                                                   ====================                   ==================================

Net income for the first
   nine months of 1998                                                          14,689     14,689                     14,689

Other comprehensive income, net of tax
  Unrealized gains on AFS, net of tax effect                                       931                     931           931
                                                                               -------
      Comprehensive income                                                     $15,620
                                                                               =======
Stock Options Exercised                               22,191        220                                                  220

7% Stock Dividend                                    514,999     17,809                   (17,809)                         0

Fractional Shares Purchased                            1,036         37                                                   37
                                                   --------------------                   ----------------------------------
Balance, September 30, 1998                        7,888,787    $89,429                   $22,903       $1,384      $113,716
                                                   ====================                   ==================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS
         The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1997 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for year-end December 31, 1998.

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

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 1998:

         AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS


    (In thousands)                          Amortized      Gross Unreal-        Gross Unreal-            Aggregate
                                                 Cost         ized Gains          ized Losses           Fair Value
                                            ----------------------------------------------------------------------
AFS SECURITIES:
                Equities                      $10,629               $541                                   $11,170
                U.S. Treasuries                   252                 54                                       306
                U.S. Agencies                  40,606                319                   (9)              40,916
                Corporate securities           26,103              1,231                   (8)              27,326
                                            ----------------------------------------------------------------------
                          Totals               77,590              2,145                  (17)              79,718
                                            ----------------------------------------------------------------------

HTM SECURITIES:
                Municipal securities           28,267              1,782                                    30,049
                Certificates of deposit         8,650                                                        8,650
                                            ----------------------------------------------------------------------
                          Totals              $36,917             $1,782                   $0              $38,699
                                            ----------------------------------------------------------------------
                          Totals             $114,507             $3,927                 ($17)            $118,417
                                            ======================================================================


                                                 MATURITY SCHEDULE OF SECURITIES
                                                 -------------------------------
                                         Available For Sale              Held To Maturity
                                         ------------------              ----------------
                                       Amortized         Fair         Amortized          Fair
MATURITY                                    Cost        Value              Cost         Value
--------                               ---------        -----         ---------         -----
  0-1 Yr                                 $16,981      $17,541            $8,815        $8,817
  1-5 Yrs                                 23,592       24,638             2,095         2,231
  5-10 Yrs                                29,571       30,011            24,049        25,563
Over 10 Yrs                                7,446        7,528             1,958         2,088
                                         ----------------------------------------------------
                                         $77,590      $79,718           $36,917       $38,699
                                         ====================================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)



                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended September 30, 1998:

AFS SECURITIES
Proceeds From Sales                                      $0
Gross Realized Gains                                     --
Gross Realized Losses                                    --
Gross Gains & Losses Included In Earnings From
         Transfers To The Trading Category               --
Net Change In Unrealized Holding Gains Or
         Losses Included In The Separate
         Component of Equity Capital                   $230

HTM SECURITIES
Sales Or Transfers From this Category                    $0


NOTE 4. LOANS
        The following is an analysis of the loan portfolio by major type of loans:

                               September 30, 1998       Dec 31, 1997
                               ------------------       ------------
Commercial                         $156,576               $123,904
Real Estate:
         Commercial                 335,751                272,218
         Construction               147,298                147,232
         Residential                105,753                102,117
Installment                          26,539                 24,457
                                   --------               --------
                                    771,917                669,928
Unearned Fee Income                  (5,139)                (4,598)
         Total Loans               $766,778               $665,330
                                   ========               ========


NOTE 5. The Board of Directors declared 7% stock dividends which were paid March 17, 1997 and March 16, 1998 respectively.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the third quarter of 1998 was $5.2 million versus $4.7 million for the third quarter of 1997, or up 10.2%. The reason for the increase in net income in 1998 was due to an increase in net interest income of $1.3 million, or 11.4%. This marks the fifty-ninth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the third quarter of 1997, unless otherwise stated.

Annualized return on average assets (ROA) was 2.11% in 1998, and 2.11% in 1997. Annualized return on average stockholder's equity (ROE) in 1998 was 18.30%, as compared to 19.68% in 1997. Diluted earnings per share were $.65 for 1998, and $.59 for 1997. Earnings per share have been adjusted for the seven percent stock dividend paid on March 16, 1998.

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

It is anticipated that the merger between the Corporation and the Bank of Sumner will be consummated in December 1998. When consummated, Frontier will add Pierce county to it's market area by adding four offices located in Sumner, Buckley, Orting and Puyallup.

Since our last report, there has been little, if any, noticeable change in the local economy. However, there are reports from other industries of a slowing during the last quarter. Boeing has announced that there will be reduction in workforce in the thousands, however, there has not been a noticeable decline in loan demand, especially when comparing the first nine months of 1998 with 1997. As in the past, management will remain steadfast that cautious optimism will be exercised going forward.

BALANCE SHEET

On the next page, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)



At September 30,                       1998             1997          $ Change         % Change
                                    -----------------------------------------------------------
Loans                               $ 766,778        $ 661,913        $ 104,865           15.8%
Investments*                          114,507          116,714           (2,207)          -1.9%
Federal Funds Sold                     61,060           46,345           14,715           31.8%
                                    -----------------------------------------------------------
Total Assets                        $ 992,039        $ 867,699        $ 124,340           14.3%

Noninterest bearing deposits        $ 120,984        $ 101,833        $  19,151           18.8%
Interest bearing deposits             680,477          620,196           60,281            9.7%
                                    -----------------------------------------------------------
Total deposits                        801,461          722,029           79,432           11.0%
Federal Funds purchased
  and Repurchase Agreements            28,202           14,696           13,506           91.9%
FHLB borrowings                        40,000           30,000           10,000           33.3%
Long-term debt                             31               77              (46)         -59.7%
Capital *                           $ 112,332        $  93,423        $  18,909           20.2%



*  Shown at amortized cost, or adjusted for unrealized gain/(loss)

At quarter end 1998, loans were up $104.9 million, or 15.8% over the previous year. This increase in loans over the last year, was due, for the most part, to the economic growth of the region and continued emphasis on loan development. The growth rate in the first, second and third quarters of 1998 were $26.9 million, or 4.05%, $38.9 million, or 5.63% and $35.6 million, or 4.86%. This compares to a growth rate of $16.4 million, or 2.74% $26.0 million, or 4.21% and $19.1 million, or 2.97% in 1997. Looking at the first three quarters of 1998, loans have increased $101.4 million, or 15.3%, and increased $61.5 million, or 10.3% in 1997.

Net investments declined $2.2 million, or 1.9% for the period. This decline was planned by management so that proceeds of maturing and called investments can be used to fund the loan portfolio. However, not all cash flows from maturing and called investments, and deposit growth, was uniformly absorbed by the loan portfolio. Federal Funds Sold increased $14.7 million, or 31.8%, during the period. Due to the present yield curve, the opportunity cost of liquidity is not substantial at this time.

Continuing to break the trend in little or no growth from year-to-year, noninterest bearing deposit accounts increased 18.8%, or $19.2 million over the last year, with most of the increase occurring in business checking accounts. Management attributes this increase, for the most part, to the fallout from major regional bank mergers.

At September 30, 1998, NOW and Money Market accounts made up 15.7% of total interest bearing deposits. At September 30, 1997 those deposits made up 16.4%. Savings deposits, a year ago, made up 24.5% of interest bearing deposits, and 24.5% in 1998. Time deposits were 59.1% of total interest bearing deposits in 1997, and 59.8% in 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)



Over the last year, NOW and Money Market deposits increased $5.3 million, or 5.2%; savings deposits increased $15.0 million, or 9.9%, and time deposits increased $40.0 million, or 10.9%. During this past year, it was the interest rates paid and business development efforts that caused the growth in interest bearing deposits.

The increase of $13.5 million, or 91.9% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by strong demand for sweep accounts by local businesses. A block of $25 million of the FHLB borrowings has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.

Capital has grown $18.9 million over the past year, or 20.2%. Management has recognized that the capital of the Corporation is excessive, and continues to review strategies to offset the negative effect that excessive capital has on the return on equity ratio.

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

                                 (In thousands)

For quarter ended September 30,           1998             1997          $ Change        % Change
                                       ----------------------------------------------------------
Loans                                  $ 746,283        $ 652,047        $  94,236         14.5%
Investments*                             112,941          117,252           (4,311)        -3.7%
Federal Funds Sold                        57,542           37,803           19,739         52.2%
Total Earning Assets                     916,766          807,102          109,664         13.6%
                                       ----------------------------------------------------------
Total Assets                             964,018          846,619          117,399         13.9%

Noninterest bearing deposits             119,247          100,001           19,246         19.2%
Interest bearing deposits                662,932          601,503           61,429         10.2%
                                       ----------------------------------------------------------
Total deposits                           782,179          701,504           80,675         11.5%
Fed Funds purchased
     and repurchase agreements            26,145           15,594           10,551         67.7%
FHLB borrowings                           35,361           30,000            5,361         17.9%
Long-term Debt                                41               87              (46)       -52.9%
Capital*                                 110,965           91,782           19,183         20.9%



(Continued)                            -11-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income - (Continued)



For quarter ended September 30,          1998           1997         $ Change      % Change
                                       ----------------------------------------------------
Total interest income                   21,815         19,731          2,084          10.6%
Total interest expense                   8,940          8,128            812          10.0%
                                       ----------------------------------------------------
Net Interest Income                    $12,875        $11,603        $ 1,272          11.0%


*  Shown at amortized cost, or adjusted for unrealized gain/(loss)

In 1998, average total earning assets as a percent of average total assets were 95.1%, and 95.3% in 1997. This ratio indicates how efficiently assets are being utilized. Average loans were 77.4% and 77.0%, respectively and investments were 11.7% and 13.8%, for the same periods. As previously mentioned, management has intentionally allowed the investment portfolio to run off to provide funds for the loan portfolio. At the same time, however, management has recognized that short to medium term yields on investments were not sufficient to warrant re-investing excess liquidity in those maturities. This is why average federal funds sold increased from $37.8 million to $57.5 million, or 52.2% over the period. Average total deposits increased $80.7 million, or 11.5%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $11.6 million, or 13.0%; savings accounts increased $15.5 million, or 10.4%, and time cd's increased $34.3 million, or 9.5%.

Earning Assets

The yield on total earning assets declined .26% in the third quarter 1998 to 9.65% from 9.91%. The cost of total interest bearing liabilities decreased .09%, from a 5.09% in 1997 to a 5.00% in 1998. At the end of the current quarter, the net interest margin dropped to 5.34% from 5.48% a year earlier. Management has expected this decline in the net interest margin which was due to competitive factors.

On a tax equivalent basis, net interest income was $12.9 million in 1998, versus $11.6 million in 1997, for an increase in net interest income of $1.3 million.

Total interest income increased $2.1 million, and total interest expense increased $.8 million, for an increase in net interest income of $1.3 million.

The increase in the average balance of earning assets increased interest income by $2.6 million, and a decrease in interest rates decreased interest income by $.5 million, for a net increase of $2.1 million.

The yield on total loans decreased from 10.61% in 1997 to 10.32% in 1998. Business loans decreased from 10.46% to 10.00%; real estate commercial loans decreased in yield from 9.89% to 9.78%; Real estate construction loans decreased in yield from 12.89% to 12.37%; real estate mortgage loans increased from 9.90% to 9.89%, and installment loans increased from 9.76% to 10.04%.

The yield on investments decreased from 7.39% in 1997 to 7.23% in 1998, and the yield on federal funds sold decreased from 5.68% in 1997 to 5.65% in 1998.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $.9 million, and the rates paid on interest bearing liabilities decreased $.1 million for a net change of $.8 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest bearing liabilities - (Continued)



The cost of NOW and money market accounts dropped slightly from 2.99% in 1997, to 2.98% in 1998. Savings accounts costs were the same at 4.09%, and time cd's decreased in cost from 5.98% in 1997 to 5.83% in 1998. Short term borrowings stayed the same at 5.17%, and long-term debt cost decreased from 5.64% in 1997 to 5.62% in 1998.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased in 1998 to $1.0 million, up $92 thousand, or 9.6% from a year ago. Service charges increased slightly from $407 thousand to $414 thousand, or 1.7%. This is below the 7.3% growth in the number of accounts susceptible to service charge during the period. Management believes that the growth in service charge income falls short of the growth in the number of susceptible accounts due to higher average balances.

Other income for the period was up by $85 thousand, or 15.5%. There were no non-recurring gains or losses for either period. The gain was due to increases in several fee generating activities. Loan servicing fees were up by $33 thousand, or 110.0%. These are fees generated by the real estate division of the Bank, and they are having a record year. Management attributes this growth due to the low interest rate environment. At the end of the first quarter of 1998, management expected this activity to level off, or decrease, and it appears that a slowing of the activity has occurred in the second and third quarters. Other areas of fee income increases were insurance and financial services fees of $7 thousand, or 9.5%, and trust department fees of $31 thousand, or 14.6%.

The market value of trust assets at quarter end 1998 was $158.5 million, as compared to $138.5 million in 1997, an increase of $20.0 million, or 14.4%.

For the past two years, the Corporation has maintained a trust account for a new banking corporation in organization that had several million dollars subscribed but had not yet received approval from regulatory authorities. During the third quarter, that corporation received approval, and as a normal course of business, the assets were transferred.

Total noninterest expenses increased $530 thousand, or 11.6% for the period. Salaries and benefits increased $257 thousand, or 8.6%. Salaries themselves, increased $254 thousand, or 10.8%. 8.8% of the increase was due to an increase in staff, and 2.0% was attributable to merit raises and bonuses. There were 310 FTE employees at September 30, 1998. Benefits increased $3 thousand, or .5%. However, due to a timing difference, profit sharing contributions were down $75 thousand for the quarter, but should have been up approximately $55 thousand.

Total occupancy expense increased $44 thousand, or 6.4%. 40.2%, or $295 thousand of occupancy expense was depreciation in 1998, and $314 thousand, or 45.5% was depreciation in 1997. Excluding depreciation, occupancy expense increased $63 thousand, or 16.8%, in 1998. The increase was attributable to more maintenance and repairs.

Other expense increased $229 thousand, or 20.8%, to $1.3 million. This increase was due to increases in the self-insurance reserve of $110 thousand; $100 thousand set aside for merger expenses, and printing and stationery supplies of $36 thousand.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Noninterest Income and Expense - (Continued)



Many banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1998 period was 41.1%, and 41.9% for 1997. The Corporation's ratio is considered excellent for the industry.

LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                      (In thousands)
     Period Ended September 30,                            1998             1997
                                                           ----             ----
Non-accruing loans                                       $  9,062         $  5,743
Loans past due 90 days or more and still accruing               0                0
Restructured loans                                              0              112
Other real estate owned                                       909              245
                                                         -------------------------
     Total non-performing loans                          $  9,971         $  6,100

Total loans at end of period                             $766,778         $661,913
                                                         -------------------------

As a percent of total loans outstanding                      1.30%            0.92%
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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-accruing loans grew substantially in the third quarter, but remains manageable. This increase is primarily attributable to two real estate secured loans. It is estimated by management that both of these loans will be resolved early in 1999 and represent little loss exposure. Other real estate owned is comprised of one parcel of commercial land, which has a nonbinding sale agreement depending on contingencies. Completion of the sale is expected in the first quarter of 1999.

All in-substance foreclosures are included in other real estate owned (ORE), and the carrying values of all properties are below their market value.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Credit Concentrations



CREDIT CONCENTRATIONS

There is some concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $123.6 million in 1998, or 15.9% of total loans, and $122.1 million in 1997, or 18.4% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a real estate market that is moving upward due to the employment opportunities in the area. Stable interest rates have also helped facilitate a strong level of sales and real estate activity in general, and, absent an abrupt upward movement in interest rates, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At September 30, 1998 and 1997, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

For the quarter ended September 30, 1998, the allowance for possible loan losses increased to $16.0 million, or 2.09% of total loans, from $14.6 million, or 2.21% of total loans in 1997. Net loan losses for 1998 are actually net recoveries of $485 thousand for the year-to-date period ended September 30, 1998. Management closely monitors the adequacy of the loan loss reserve, and an analysis is performed regularly.

In determining the adequacy of the allowance, management considers numerous factors, including the continuing level of non-performing loans, credit concentrations, and economic conditions. Real estate values continue to be stable and show modest rates of appreciation, but a worsening of the economy in Frontier's market area could negatively affect loan performance and underlying collateral values. The current level of reserves is deemed to be adequate for the present conditions, the type of lending undertaken, and provides for some unforeseen contingencies as well. Also, the reserve was recently increased to provide for possible losses relating to year 2000 issues that were neglected or un-resolvable by borrowers.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 1998 and 1997. This discussion addresses those periods of time.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity - (Continued)



Net cash provided by operating activities in 1998 totaled $16.9 million, as compared to $15.4 million in 1997. The largest component providing net cash was income of $14.7 million in 1998 and $13.1 million in 1997.

Loans originated in the real estate secondary market for the third quarter of 1998 were almost double that of the prior period. As indicated, loan originations in 1998 were $25.9 million, up $12.0 million from the 1997 activity, or 86.3%. As explained earlier, the increase in real estate loan origination activity is due mainly to the lower interest rate environment, and loan development. Management has noted that activity has began to level off during the second and third quarters, and anticipated such.

Investing activities, in 1997 and 1998, were centered in the loan area, which had a net funding requirement of $101.7 million. Maturing investments were rolled over during the 1998 period. In 1997, net investing in loans totaled $60.7 million, and proceeds of maturing investments exceeded reinvestment by $14.7 million.

Financing the investment activities in 1998 was mainly a combination of core deposits (including NOW, Money Market and Savings accounts) of $41.0 million, $29.7 million of certificates of deposit, $10.0 million in additional advances from the FHLB, and $10.2 million in fed funds purchased. In 1997, the funding of investment activities came from increased core deposits of $44.7 million, and $6.4 million in cd's.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At September 30, 1998, the simulation modeled the impact of assumptions

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Interest Rate Risk - Continued



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

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at third quarter end 1998 was $113.7 million (including unrealized gains on securities). This amount compares to $93.8 million at September 30, 1997, an increase of $19.9 million, or 21.2%. $1.0 million of the increase came from unrealized gains on securities, and the remainder of the increase was attributable to retained earnings.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At September 30, 1998, the Corporation's leverage ratio was 11.63%, compared to 11.00% at quarter end 1997. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 13.57% and 14.85% at September, 30, 1998, and 12.99% and 14.25% at September 30, 1997.

Management constantly monitors the level of capital of the Corporation, and believes that capital is excessive to meet present needs, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

IMPACT OF YEAR 2000 ISSUE

The Year 2000 problem

The century date change creates a problem because computer programs and systems were designed to store calendar years with only two numbers, rather than four numbers. Because of this faulty design, computer programs and systems may recognize a date using "00" as 1900 rather than the Year 2000. The extent of the potential impact of this Year 2000 problem is not yet known and could affect the global economy and every organization.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Impact of the Year 2000 Issue - (Continued)



Only one thing is certain about the impact of the Year 2000--it is difficult to predict with any degree of certainty what will happen after December 31, 9999. Frontier is committed address and is addressing these Year 2000 issues and the uncertainty that is presented by these Year 2000 issues. The total financial effect that the Year 2000 problem will have on Frontier is uncertain and will not be known until the year 2000 arrives. In spite of Frontier's efforts to mitigate the Year 2000 problem, the success of Frontiers efforts will not be known until the year 2000.

The Challenges Faced by the Corporation

The year 2000 problem is of particular concern to the Corporation and other financial institutions because most financial transactions, such as interest accruals and payments, are date sensitive. The Year 2000 problem will impact both information technology ("IT") systems, such as computers, and non-IT systems. Non-IT systems typically include embedded technology such as microcontrollers, and include automated teller machines, elevators, alarm systems, and vaults. Non-IT systems are more difficult to assess and repair than IT systems.

The Corporation's State of Readiness

Frontier established a Year 2000 Committee in February 1997 with representatives from all significant functional areas which report to the Frontier Board of Directors. Detailed inventories for IT systems and all identified non-IT systems have been conducted to catalog potential hardware and software problems. Frontier has identified certain systems as business-critical systems and testing of those business-critical systems has commenced. Frontier has identified the end of 1998 as the projected deadline to complete the Year 2000 testing on business-critical systems. Testing will continue into the year 1999 for those business-critical systems that are not tested in 1998 and for those systems that have not been identified as critical. Frontier has determined that modifications to certain systems are required and that such modifications will be conducted to mitigate, but not eliminate, the risks associated with the Year 2000 problem.

Third Party Concerns

Frontier interacts with numerous customers, vendors and third party service providers whose failure to address the Year 2000 problem may create significant business disruption and costs to Frontier. Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risks related to the Year 2000 problem. It is even possible that the Year 2000 problem could disrupt Frontier's business through the loss of electric power or phone service, or for other reasons outside of Frontier's control. Frontier has initiated formal communications with certain significant suppliers and large customers to attempt to determine the extent to which Frontier is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Systems of other companies on which Frontier's systems rely may not be timely converted, which might well result in significant costs to Frontier.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Impact of the Year 2000 Issue - (Continued)



Frontier is in the process of assessing the incremental credit risk in loan portfolio relating to individual customers' ability to successfully address Year 2000 IT and non-IT issues. For those over an established dollar threshold, credit risk assessments are being or will be performed on each borrower. This process will be ongoing until the Year 2000.

Frontier's Contingency Plans

The Year 2000 Committee is in the process of developing and implementing contingency plans to handle the most reasonably likely worst case scenarios. Since these worst case scenarios are difficult or even impossible to predict at this time, these contingency plans are particularly challenging. Frontier intends to develop contingency plans that are reasonably necessary to address the Year 2000 problem and to revise those contingency plans on an ongoing basis until the problem is confronted and resolved.

Estimated Costs

It is impossible to predict with any degree of certainty the costs that Frontier will incur as a result of the Year 2000 problem. Frontier's current estimate for the total year 2000 testing and remediation is roughly $550,000, which will be funded through cash flows from operations. Frontier has incurred and expensed approximately $300,000 addressing the Year 2000 problem. These future financial estimates are just rough estimates, as these are "forward-looking" statements subject to risks and uncertainties that may cause future results to differ materially. It is uncertain to what extent the actual costs of the Year 2000 problem will have on Frontier's results of operations, liquidity, and financial condition. Actual lost revenue resulting from the Year 2000 problem is impossible to predict because of the inherent uncertainty of the Year 2000 problem. Frontier, through its Year 2000 committee, is analyzing and determining how to best handle and mitigate this uncertainty. Frontier presently believes that costs associated with compliance efforts will not have a significant impact on Frontier's ongoing operations or financial condition, although there can be no assurance in this regard. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary changes to address the Year 2000 problem, and Frontier's inability to implement such changes could have an adverse effect on future results of operations. In addition, the failure of certain of Frontier's customers, vendors and third party service providers to appropriately address the Year 2000 problem could have a material adverse effect on Frontier.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered
"forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Forward-looking

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Information - (Continued)



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

         There were no matters submitted to the shareowners in the third quarter.

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

         (b)(20) On August 6, 1998, the Corporation filed Form 8-K disclosing that on July 31, 1998, the Corporation and its subsidiary, Frontier Bank entered into an Agreement and Plan of Mergers with Valley Bancorporation and its subsidiary, the Bank of Sumner. The Corporation estimates that the transaction will close in December 1998. The press release was filed with Form 8-K. No financials were filed.

         (b) (27) Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FRONTIER FINANCIAL CORPORATION



Date: November 9, 1998                 /s/ James F. Felicetty
                                       -----------------------------------------
                                       James F. Felicetty
                                       Secretary/Treasurer



                                      -22