Form 10-K
period 1998-12-31
FRONTIER FINANCIAL CORP /WA/
filed 1999-03-29
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

                                 (425) 514-0700

              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates at December 31, 1998 was $333,386,106 based on the price at December 31, 1998.

The issuer has one class of common stock (no par value) with 8,697,261 shares outstanding as of December 31, 1998.

Documents Incorporated by Reference

Portions of Annual Report to Shareholders for the year ended:

December 31, 1998..................Part II
1999 Proxy Statement...............Part III

                               TABLE OF CONTENTS

                                                                                   Annual
Item Number                                                                     Shareholders'            Proxy
                                                              Form 10-K            Report              Statement
PART I                                                          Page                Page                  Page
------                                                          ----                ----                  ----
   1              Business                                      1-9

                  Statistical Disclosure Index                  10

   2              Properties                                    19

   3              Legal Proceedings                             20

   4              Submission of Matters to
                  a Vote of Security Holders                    20
PART II
   5              Market for Registrant's Common
                  Stock and Related Shareholder
                  Matters                                                           39

   6              Selected Financial Data                       20

   7              Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                         27-43

  7a              Quantitative and Qualitative Disclosures
                  About Market Risks                                                36-39

   8              Financial Statements and
                  Supplementary Data                            21

   9              Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                          21
PART III
   10             Directors and Executive
                  Officers of Frontier
                  Financial Corporation                                                                   2-4

   11             Executive Compensation                                                                  7-8

   12             Security Ownership of Certain
                  Beneficial Owners and
                  Management                                                                               5

   13             Certain Relationships and
                  Related Transactions                          22                   21                   8&11
PART IV
   14             Exhibits, Financial Statement
                  Schedules, and Reports on
                  Form 8-K                                      23

                  Signatures                                    26

                                     PART I
ITEM 1 - BUSINESS

Frontier Financial Corporation ("FFC" or "the Corporation") is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the "Bank"), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries; the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank.

The Bank

The Bank is a state-chartered banking association with its headquarters located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 1998, the Bank conducted its business operations out of 23 offices located in Snohomish, Pierce, King and Skagit counties, which is the bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Snohomish, Smokey Point, Lake Stevens, Marysville, Lynnwood, Mill Creek, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Redmond, Burlington, and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley.

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

In March 1991, the Bank opened an Insurance and Investment Center which markets annuities, life insurance products, and mutual funds to Bank customers and the general public. In July 1992, the Bank opened its Stanwood Office. In November 1992, the Bank acquired through merger, Edmonds National Bank, which had one office. In July 1993, the Bank acquired through merger, The Bank of Northshore, which had two offices located in Bothell and Woodinville, King County, Washington. This merger marked the first time the Bank branched outside of Snohomish County. In June 1995, the Bank opened an office in Monroe, providing a full range of consumer banking services. In August 1996, the Bank opened the Lake City Office, (North Seattle) and in December 1996 opened its first office in Skagit county, in Burlington, named the Skagit County Office. In May 1997, the Bank opened an office in Redmond, Washington. This is the Bank's first office in eastern King county. In December 1998, the Bank acquired, through merger, the Bank of Sumner, and four of its offices, and a real estate origination department. These offices provide a full range of consumer and commercial banking services.

Employees

At December 31, 1998, the Bank had 375 full and 36 part time employees. The Bank considers its relations with employees to be very good.

Competition

All phases of the Bank's activities are highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 1998, the Bank had total assets of $1.142 billion and deposits of $927.1 million.

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

FRONTIER FINANCIAL CORPORATION ("FFC")

GENERAL. FFC is a bank holding company by virtue of its ownership of Frontier Bank (the "Bank"), and is registered as such with the Federal Reserve Bank ("FRB"). As a bank holding company, FFC is subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), which governs and subjects FFC to supervision and examination by the FRB. Under the BHCA, FFC files with the FRB quarterly and annual reports of its operations and such additional information as the FRB may require.

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

If a holding company is well capitalized and meets other criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities.

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

NASD. FFC Common Stock is traded on The Nasdaq Stock Market under the symbol FTBK. The National Association of Securities Dealers ("NASD") is the self-regulatory organization of the Nasdaq Stock Market. FFC is subject to the rules of the NASD.

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

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20 percent of unimpaired capital and surplus. As of December 31, 1998, the Bank was in compliance with applicable loans-to-one borrower requirements.

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

For the remainder of 1998 and until further action by the FDIC, BIF premiums will be maintained at their current level.

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

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well capitalized", an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1998, the Bank was well capitalized and maintained a leverage ratio of 10.90 percent, a risk-based Tier 1 capital ratio of 12.67 percent, and a risk-based total capital ratio of 13.92 percent.

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

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease real property to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation. As of December 31, 1998, all banking offices have been moved into FFP, except those offices which are leased, and except those acquired in the 1998 merger with the Bank of Sumner. For further details, please see page 19 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company ("WBC"). Subsequent to the initial investment, the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 10.0% ownership in WBC. Approval was received, and the Corporation has since purchased a total ownership of 6.62%, as of March 15, 1999. The Corporation intends to purchase more stock.

                          STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

                                                                          Annual
                                                        Form 10-K         Report
                                                          Page             Page
                                                          ----             ----
     I. Distribution of Assets, Liabilities
        and Stockholders' Equity; Interest
        Rates and Interest Differential:

        A.  Consolidated Average Balance
            Sheets/Interest Income and
            Expense/Rates                                                   42
        B.  Changes in Net Interest Income
            and Expense due to Rate and                                     43
            Volume

    II. Investment Portfolio:

        A.  Analysis of Investment Securities
            at Year-end                                    11               11
        B.  Maturity Distribution of Investment
            Securities                                     11               12

   III. Loan Portfolio:

        A.  Types of Loans                                 12               12
        B.  Loan Maturities and Sensitivity to
            Changes in Interest Rates                      12             13 & 38
        C.  Risk Elements                                  13
        D.  Credit Concentrations

    IV. Summary of Loan Loss Experience:

        A.  Analysis                                       15
        B.  Allocation of Allowance for Possible
            Loan Losses                                    16

     V. Deposits:

        Average Interest and Noninterest
        Bearing Deposit Balances                                            42

    VI. Return on Equity and Assets:

        Selected Financial Ratios                        18 & 20

   VII. Short-term Borrowings                              19

Analysis of Investment Securities

The Aggregate amortized recorded values of investment securities at December 31 are as follows:

                                  1998           1997           1996
(In thousands)               Amortized      Amortized      Amortized
                                  Cost           Cost           Cost
                              --------       --------       --------
U.S. Treasuries               $    252       $    754       $    758
U.S. Agencies                   74,516         44,039         46,022
Municipal Bonds                 28,144         28,881         30,491
Corporate Bonds                 25,054         28,151         40,578
Equities                        11,923          9,927          9,270
Certificates of Deposit          4,750          3,550          4,775
                              --------       --------       --------
       Totals                 $144,639       $115,302       $131,894
                              ========       ========       ========

Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 1998. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.

(In thousands)                                   After 1 Yr        After 5 Yrs                        Totals &
(Amortized cost used)           Within           But Within        But Within          After          Weighted
                                1 Year/           5 Years/          10 Years/        10 Years/         Average
                                 Yield             Yield              Yield            Yield            Yield
                                 -----             -----              -----            -----            -----
U.S. Treasury                 $         0       $         0       $         0       $       252      $       252
                                     0.00%             0.00%             0.00%             7.16%            7.16%

U.S. Agencies                       1,851             4,516            64,004             4,145           74,516
                                     6.98%             6.18%             6.37%             7.56%            6.44%

Municipal Bonds                       350             3,918            23,389               487           28,144
                                    10.32%             9.49%             8.43%             9.40%            8.62%

Corporate Bonds                     1,579            18,707             4,768                 0           25,054
                                     8.17%             6.92%             6.87%             0.00%            6.99%

Equities                           11,923                 0                 0                 0           11,923
                                     6.77%             0.00%             0.00%             0.00%            6.77%

Certificates of Deposit             4,750                 0                 0                 0            4,750
                                     5.16%             0.00%             0.00%             0.00%            5.16%
                              -----------       -----------       -----------       -----------      -----------
TOTALS                        $    20,453       $    27,141       $    92,161       $     4,884      $   144,639
                              ===========       ===========       ===========       ===========      ===========
                                     6.58%             7.17%             6.92%             7.72%            6.95%
                              ===========       ===========       ===========       ===========      ===========

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                           1998           1997           1996           1995            1994
--------------                           ----           ----           ----           ----            ----
Commercial                             $207,439       $157,319       $129,457       $137,618       $130,164
Real Estate Commercial                  382,203        293,243        255,807        192,104        170,939
Real Estate Construction                173,192        151,793        144,028        102,426        107,533
Real Estate Mortgage                    103,205        106,438        103,810         98,404         86,149
Installment                              32,103         28,153         24,575         21,567         20,136
                                       --------       --------       --------       --------       --------
             TOTAL                     $898,142       $736,946       $657,677       $552,119       $514,921
                                       ========       ========       ========       ========       ========

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 1998. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                        Maturity
                                   ---------------------------------------------------
(In thousands)                     Within          1 - 5         After
                                   1 Year          Years        5 Years          Total
                                   ------          -----        -------          -----
Commercial                        $121,013       $ 75,605       $ 10,741       $207,359
Real Estate Commercial              48,685        262,850         70,691        382,226
Real Estate Construction           125,017         42,169          6,039        173,225
Real Estate Mortgage                31,133         62,607          9,476        103,216
Installment                          8,634         13,566          9,916         32,116
                                  --------       --------       --------       --------
             TOTAL                $334,482       $456,797       $106,863       $898,142
                                  ========       ========       ========       ========

Loans maturing after one year with:

                      1 - 5           After
                      Years          5 Years
                     --------       --------
Fixed Rates          $403,992       $ 75,837
Variable Rates         52,805         31,026
                     --------       --------
       TOTAL         $456,797       $106,863
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

The dollar amount of loans past due 90 days or more and still accruing, nonaccrual loans, restructured loans and other real estate owned as a percentage of total loans was .26%, .78%, and .64% for year-end 1998, 1997 and 1996, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case. Others may continue payment as the borrower's financial situation improves. A very small amount represents federally insured loans. At year-end 1996, two borrowers comprise 72% of the totals, the majority of which is real estate secured. At year-end 1997, the total represented 21 different loans, 8 out of those 21 were real estate in nature. However, there does not appear to be any trend developing. At year-end 1998, the number of loans in nonaccrual was 15, totaling slightly more than $1 million, or .12% of total loans.

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

Loans past due 90 days or more and still accruing, nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

(In thousands)

                                   1998            1997            1996            1995            1994
                                 --------        --------        --------        --------        --------
Commercial                       $    112        $    327        $    478        $    175        $    877
Real Estate                           932           4,097           3,144           4,402           1,872
Installment                            21              17               4              14             107
Restructured                            0             109             121             122             126
                                 --------        --------        --------        --------        --------
Total Non-Performing Loans          1,065           4,550           3,747           4,713           2,982
                                 --------        --------        --------        --------        --------
Other real estate owned             1,287           1,200             444             590           1,118
                                 --------        --------        --------        --------        --------
Total Impaired Assets            $  2,352        $  5,750        $  4,191        $  5,303        $  4,100
                                 ========        ========        ========        ========        ========

Total Loans at end
    of period                    $898,142        $736,946        $657,677        $552,119        $514,921
                                 ========        ========        ========        ========        ========
As a percent of
    total loans                      0.26%           0.78%           0.64%           0.96%           0.80%
                                 ========        ========        ========        ========        ========

There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)

At December 31,                     1998       1997       1996       1995       1994
---------------                     ----       ----       ----       ----       ----
Total interest income which
would have been recorded
during the period under
original terms of loans above       $ 42       $289       $289       $518       $280

Portion of interest
income included in
net income for the
period                                41        384       $264       $378       $207

Commitments for additional
funds related to loans
above                                -0-        -0-        -0-        -0-        -0-

Restructured loans are those loans that had problems in the past, and a concession was made in the interest rate, principal amount, and/or the repayment schedule has been modified to the extent that there has been tangible impairment of value. These loans are monitored on a regular basis for performance.

The Bank originates commercial, commercial real estate, real estate construction, residential mortgage and installment loans primarily in Snohomish, Pierce, King and Skagit Counties. Total loans as of December 31, 1998, 1997 and 1996 were $898.1, $736.9 and $657.7 million, respectively.

Other Real Estate Owned

As of December 31, 1998, the Bank had seven parcels of other real estate owned
(OREO) on its books, which totaled $1.3 million. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated costs to sell. The current levels are felt to be nominal, and no particular trends are noted at this time.

The table below shows the carrying value of OREO at December 31st:

(In thousands)                         1998         1997         1996         1995         1994
                                       ----         ----         ----         ----         ----
Other Real Estate Owned               $1,287       $1,200        $444         $590        $1,118

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years at December 31st:

(In thousands)                     1998             1997              1996              1995              1994
                                 --------         --------          --------          --------          --------
Balance at beginning
of year                          $ 15,824         $ 14,033          $ 12,601          $ 11,019          $  7,850

Provision charged to
operating expense                   1,800            2,095             2,133             1,621             4,059

  Loans charged-off:

         Commercial                  (438)            (393)             (621)           (1,257)           (1,120)
         Real Estate                 (778)          (1,324)           (1,336)             (875)             (892)
         Installment                  (66)             (81)              (84)              (88)             (120)
                                 --------         --------          --------          --------          --------
  Total charged-off loans          (1,282)          (1,798)           (2,041)           (2,220)           (2,132)

  Less recoveries:
         Commercial                   653              283               752             1,245               614
         Real Estate                1,082            1,161               535               902               557
         Installment                   21               50                53                34                71
                                 --------         --------          --------          --------          --------
  Total recoveries                  1,756            1,494             1,340             2,181             1,242

Net charge-offs                       474             (304)             (701)              (39)             (890)

Balance at end of year           $ 18,098         $ 15,824          $ 14,033          $ 12,601          $ 11,019
                                 ========         ========          ========          ========          ========

Total loans at
end of period                    $898,142         $736,946          $657,677          $552,119          $514,921

Daily average loans              $811,866         $703,275          $608,190          $531,297          $472,198

Ratio of net charged-off
loans during period to
average loans outstanding          -0.06%             0.04%             0.12%             0.01%             0.19%
                                 ========         ========          ========          ========          ========

It is the policy of Frontier Financial Corporation and its subsidiary to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business. The entire allowance for possible loan losses is available to absorb such charge-offs.

Allocation of Allowance for Possible Loan Losses

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

(In thousands, except percents)

                                        Loan                       Loan                      Loan
                          1998        Category       1997       Category        1996       Category
                         Reserve      Percent       Reserve      Percent       Reserve      Percent
                         -------       -----        -------       -----        -------       -----
Commercial               $ 9,592        23.1%       $ 8,920        21.4%       $ 8,702        19.7%
Real Estate                8,144        73.3%         6,485        74.8%         4,976        76.6%
Installment                  362         3.6%           419         3.8%           355         3.7%
                         -------       -----        -------       -----        -------       -----
   TOTAL                 $18,098       100.0%       $15,824       100.0%       $14,033       100.0%
                         =======       =====        =======       =====        =======       =====

                                       Loan                       Loan
                          1995       Category        1994       Category
                         Reserve      Percent       Reserve      Percent
                         -------       -----        -------       -----
Commercial               $ 7,758        24.9%       $ 6,374        25.3%
Real Estate                4,283        71.2%         3,937        70.8%
Installment                  560         3.9%           708         3.9%
                         -------       -----        -------       -----
   TOTAL                 $12,601       100.0%       $11,019       100.0%
                         =======       =====        =======       =====

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

Determination of the Reserve for Loan Losses - Qualitative Factors

The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific reserve percent assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine a "worst case" loss. A valuation allowance is also assigned to these adversely classified loans, but at a higher percent due to the greater risk of loss. Those loans where the "worse case" loss is greater than the background percentage, that amount is considered specifically allocated to the reserve.

Based on actual historical results (over the past 5 years, which average approximately $600 thousand per year net losses), Frontier has an excess of the necessary reserves required. However, this does not take into consideration the inherent risks of a loan portfolio, the current or expected local economic conditions, so management believes that the reserve is adequate, based on those inherent risks.

National and Local Economic Trends and Conditions

In addition to the economic discussion in Managements Discussion and Analysis of Financial Condition and Results of Operations (page 27-29, 1998 Annual Report to Shareowners), there are other qualitative factors considered when analyzing the adequacy of the loan loss reserve.

Year 2000 Risk

As part of Year 2000 due diligence, a specific loan loss allowance is maintained to offset any potential losses incurred due to business failures or setbacks caused by the millennium change. Although actual losses are impossible to predict, we are in the process of risk rating our loan portfolio and assigning a specific loan loss reserve of .1% of the loan balance to the loans assigned a high risk rating. A background reserve amount of $500 thousand is set aside and is adjusted as information is updated from time to time. However, there can be no guarantee that this estimate is accurate and actual results could differ materially from those anticipated. Also, because of the merger with the Bank of Sumner, an additional $100 thousand background amount was added to the Y2K reserve to mitigate the unknown risk assumed.

Effects of Changing Interest Rates

The three recent decreases in the discount rate by the Federal Reserve and the subsequent Prime rate reductions, totaling .75%, bring the Prime rate down to 7.75%. The "pipeline" is filling up again with another round of residential real estate refinances. Inflation remains low and adds some stability to an economy that is anticipated to slow.

The majority of the bank's loans have short term maturities of up to 5 years, and typically, 47% of the loan portfolio reprices within 1 year, which decreases the interest rate risk.

Concentrations of Credit

At year-end 1998, 16.8% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in Snohomish, Pierce, King and Skagit Counties. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions, and the performance of borrowers in this industry. The chart below indicates the amount of those loans, and as a percent of total loans for the period:

At December 31,
(In thousands)                       1998            1997            1996            1995           1994
                                   --------        --------        --------        --------        --------
Construction                       $ 99,312        $ 80,233        $ 70,201        $ 54,341        $ 60,173
Land Development                     51,902          43,015          52,186          33,946          38,582
                                   --------        --------        --------        --------        --------
  TOTAL                            $151,214        $123,248        $122,387        $ 88,287        $ 98,755
                                   ========        ========        ========        ========        ========

Total Loans at end of period       $898,142        $736,946        $657,677        $552,119        $514,921
                                   ========        ========        ========        ========        ========

Construction and Land
Development loans as a
percent of total loans                 16.8%           16.7%           18.6%           16.0%           19.2%
                                   ========        ========        ========        ========        ========


At this time, management considers the loan portfolio reasonably diversified, providing the proper mix of risk and return. However, the quality of many of the loans is related to the strength and stability of real estate values, which could be affected by several factors.

Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate declined significantly in the fourth quarter of 1998, when compared to the end of the third quarter, due to the resolution of two well secured problem loans. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. At this time, the data indicates a generally stable to declining trend.

Trends in Volume and Terms of Loans

The rate of loan growth was consistent in the second, third and fourth quarters of 1998. Total loans increased $39 million in the fourth quarter, or 5% to $898.1 million. The merger with the Bank of Sumner added approximately $92 thousand in loans.

Conclusion of Qualitative Factors

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics.

The loan loss reserve may be somewhat larger than the indicated amount based on formulas, however, based on upcoming cutbacks at the Boeing Company, and an anticipated slowing of the economy, any excess reserve is not considered by management to be material.

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 1998, 1997, and 1996 please refer to page 42 of 1998 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 1998, are shown below:

(In thousands)

3 months or less                     $ 62,137
Over 3 months through 6 months         35,128
6 months through 12 months             46,564
Over 12 months                         21,000
                                     --------
   TOTAL                             $164,829
                                     ========

Significant Financial Ratios

Ratios for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                             1998           1997           1996
                                             ----           ----           ----
Return on Average Assets                     2.06%          2.03%          1.96%
Return on Average Equity                    18.27%         18.84%         20.15%
Cash dividends paid/dividend payout          14.9%          15.3%          16.0%
Average Equity to Average Assets            11.30%         10.78%          9.71%

Borrowings

Short-Term Borrowings                Weighted                   Weighted                    Weighted
(In thousands)                        Average                    Average                     Average
                                     Interest                   Interest                    Interest
At December 31,            1998          Rate       1997            Rate       1996             Rate
                        -------      -------     -------        --------     -------        -------
Year-end balance:       $31,858         4.88%    $17,962            5.01%    $12,011           4.88%

Highest month end
balance during
the period:             $31,858                  $22,245                     $12,390

For information regarding average balances and yields, please refer to page 42 of 1998 Annual Report to Shareowners.

Long-Term Debt

For detailed information relating to long-term debt, please refer to Note 10, page 16, of 1998 Annual Report to Shareowners.

ITEM 2 - PROPERTIES

FFC's main office, which is owned by FFP, is located in Everett, Washington. At December 31, 1998, the Bank had 23 offices, including the main office, all of which are located in the state of Washington. These offices are located in Arlington, Bothell, Buckley, Burlington, Edmonds, Everett (4), Lake City (North Seattle), Lake Stevens, Lynnwood, Marysville, Mill Creek, Monroe, Orting, Meridian Place (Puyallup), Redmond, Smokey Point, Snohomish, Stanwood, Sumner and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Burlington (lease expires May 1999), Edmonds, (lease expires July 31, 2004), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May
2001), Mill Creek (lease expires November 2000). Additionally, three of the four offices recently acquired by merger with the Bank of Sumner (Valley Bancorporation) have not yet been transferred to FFP, and the fourth, Meridian Place Office, is leased (which lease expires in September 1999).

The Bank has leased property in Mt. Vernon, which will become the 24th office during 1999. The total net book value of the investment in premises and equipment at December 31, 1998, totaled $15.6 million.

ITEM 3 - LEGAL PROCEEDINGS

                    There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

              Please see 1998 Annual Report to  Shareowners,  page 39.

ITEM 6 - SELECTED FINANCIAL DATA
(In thousands, except per share data)

                              FINANCIAL HIGHLIGHTS

                                                                                                                  % Change
AT YEAR-END                                1998            1997          1996           1995           1994      1997-1998
                                           ----            ----          ----           ----           ----      ---------
Total assets                           $1,147,873      $  973,052     $  874,946     $  796,730     $  704,115       18.0%
Net loans                                 880,044         721,122        643,644        539,517        506,528       22.0%
Deposits                                  926,642         810,348        732,389        694,278        592,663       14.4%
Long-term debt                                  0             695          1,059          1,394          1,823     -100.0%
Investment securities                     145,601         115,999        132,340        146,645        137,995       25.5%
Shareowners' equity                       129,249         107,384         88,351         72,214         57,321       20.4%
FOR THE YEAR
Interest income                            93,562          83,324         73,971         68,443         58,302       12.3%
Interest expense                           37,890          34,369         32,062         31,091         22,383       10.2%
Securities gains(losses)                        0               0              0             (4)          (355)        nm
Provision for loan losses                   1,800           2,095          2,133          1,621          3,996      -14.1%
Net income                                 21,649          18,594         16,012         13,837         11,620       16.4%
Basic earnings per share               $     2.49      $     2.15     $     1.87     $     1.62     $     1.37       15.8%
Fully diluted earnings per share       $     2.46      $     2.14     $     1.84     $     1.59     $     1.34       15.0%
Return on Average
  Assets                                    2.06%           2.03%          1.96%           1.84%          1.82%
  Equity                                   18.27%          18.84%         20.15%          21.34%         22.26%
Avg. equity/avg. assets                    11.30%          10.78%          9.71%           8.63%          8.18%

nm=Not meaningful

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Please see 1998 Annual Report to Shareowners, pages 27 through 43.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Please see 1998 Annual Report to Shareowners, page 36-39.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Annual
                                                                   Form                    Report to
                                                                   10-K                  Shareholders
                                                                   Page                      Page
                                                                   ----                  ------------
Independent Auditors Report                                         25

Report of Management                                                                           1

Consolidated Balance Sheet at
December 31, 1998 and 1997                                                                     3

Consolidated Statement of Income for the Years
Ended December 31, 1998, 1997 and 1996                                                         4

Consolidated Statement of Changes in
Shareowners' Equity                                                                            5

Consolidated Statement of Cash Flows for the
Years Ended December 31, 1998, 1997 and 1996                                                   6

Condensed Balance Sheet (Parent Only) at
December 31, 1998 and 1997                                                                    24

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 1998, 1997 and 1996                                                  24

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 1998, 1997 and 1996                                              25

Notes to Consolidated Financial Statements                                                   7-26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
          CORPORATION

     Please see pages 2-8 of 1999 Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

     Please see pages 6-8 of 1999 Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Please see pages 5, 6 and 10 of 1999 Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Please see page 8 & 11 of 1999 Proxy Statement; and, Note 15, page 21 of 1998 Annual Report to Shareowners; and, Page 24 of this Form 10-K report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of the report:

                1.      Financial Statements.

                        Financial statements required by Item 8 of this report are incorporated by reference, from the 1998 Annual Report to Shareowners, attached hereto as an exhibit.

                2.      Financial Statement Schedules.

                        Financial Statement Schedule is included in the notes to consolidated financial statements.

                3.      Exhibits.

                        (3a) Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant's definitive Proxy Statement on
                                Schedule 14A filed on March 20, 1998 in
                                connection with its 1998 Annual Meeting.

                        (3b)    By-Laws are incorporated herein by reference to
                                Exhibit 3(b) to Registration on Form S-14,
                                File No. 2-82420.

                        (10a) Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan

                        (10b) Frontier Financial Corporation 1999 Employee Stock Award Plan, is incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8, filed March 2, 1999.

                        (11) Statement Regarding Computation of Earnings Per Share.

                        (13) Annual Report to Shareowners for the year ended December 31, 1998.

                        (21) Subsidiaries of Registrant is incorporated by reference from Part I, page 1 through 9 of this report.

The following exhibit is included only in the electronic EDGAR filing version of this Form 10-K:

                        (27) Financial Data Schedule for fiscal year ended December 31, 1998.

        (b)     Reports on Form 8-K:

                Form 8-K was filed on December 30, 1998, announcing that the merger with Valley Bancorporation (Bank of Sumner) was completed December 21, 1998. No financials were included.

                                                                      SCHEDULE I
                 FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
                     AMOUNTS RECEIVABLE FROM CERTAIN PERSONS

(In thousands)

                                                                      Balance at
Year Ended     Balance at                        Deductions           December 31
December 31    January 1     Additions     Collections   Write-offs   all current
-----------    ---------     ---------     -----------   ----------   -----------
  1998          $21,960       $ 8,630       ($8,471)       $0          $22,119
 Twelve
Directors
 and two
Officers

  1997
 Eleven           7,028        22,219        (7,287)        0           21,960
Directors
 and Two
Officers

  1996
  Nine          $ 9,475       $ 3,808       ($6,255)       $0          $ 7,028
Directors
 and Two
Officers

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareowners
Frontier Financial Corporation

We have audited the consolidated financial statements and related financial statement schedule of Frontier Financial Corporation and subsidiaries listed in item 14(a)1 and 2 of the Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.

/s/ Moss Adams LLP

Everett, Washington
January 19, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FRONTIER FINANCIAL CORPORATION

March 17, 1998              /s/ ROBERT J. DICKSON
--------------              -------------------------------------------
Date                        Robert J. Dickson
                            President & Chief Executive Officer

March 17, 1998              /s/ JAMES F. FELICETTY
--------------              -------------------------------------------
Date                        James F. Felicetty
                            Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 17, 1999              /s/ GEORGE E. BARBER
--------------              -------------------------------------------
                            George E. Barber, Director

March 17, 1999              /s/ MICHAEL J. CORLISS
--------------              -------------------------------------------
                            Michael J. Corliss, Director

March 17, 1999              /s/ LUCY DEYOUNG
--------------              -------------------------------------------
                            Lucy DeYoung, Director

March 17, 1999              /s/ ROBERT J. DICKSON
--------------              -------------------------------------------
                            Robert J. Dickson, Director

March 17, 1999              /s/ DAVID A DUJARDIN
--------------              -------------------------------------------
                            David A. Dujardin, Director

March 17, 1999              /s/ EDWARD D. HANSEN
--------------              -------------------------------------------
                            Edward D. Hansen, Secretary of the Board

March 17, 1999              /s/ WILLIAM H. LUCAS
--------------              -------------------------------------------
                            William H. Lucas, Director

March 17, 1999              /s/ JAMES H. MULLIGAN
--------------              -------------------------------------------
                            James H. Mulligan, Director

March 17, 1999              /s/ J. DONALD REGAN
--------------              -------------------------------------------
                            J. Donald Regan, Chairman of the Board

March 17, 1999              /s/ ROGER L. RICE
--------------              -------------------------------------------
                            Roger L. Rice, Director

March 17, 1999              /s/ ROY A. ROBINSON
--------------              -------------------------------------------
                            Roy A. Robinson, Director

March 17, 1999              /s/ WILLIAM J. ROBINSON
--------------              -------------------------------------------
                            William J. Robinson, Director

March 17, 1999              /s/ EDWARD C. RUBATINO
--------------              -------------------------------------------
                            Edward C. Rubatino, Director

March 17, 1999              /s/ DARRELL J. STORKSON
--------------              -------------------------------------------
                            Darrell J. Storkson, Director