Form 10-Q
period 1999-03-31
FRONTIER FINANCIAL CORP /WA/
filed 1999-05-11
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1999
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

                          Common Stock (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock (no par value) with 17,518,719 shares outstanding as of March 31, 1999.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 1998


PART I - Financial Information                                                                         Page
                                                                                                       ----

           Item 1. Financial Statements.

                   Consolidated Balance Sheet - March 31, 1999,
                   and Year End 1998.                                                                    1

                   Consolidated Statement of Income - Three Months
                   Ended March 31, 1999 and 1998.                                                        2

                   Consolidated Statement of Cash Flows - Three Months
                   Ended March 31, 1999 and 1998.                                                       3-4

                   Statement of Changes in Stockholder's Equity -
                   March 31, 1999.                                                                       5

                   Notes                                                                                6-8

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operation.                                                           9-20

           Item 3  Quantitative and Qualitative Disclosures about
                   Market Risk                                                                          16

PART II - Other Information

           Item 1. Legal Proceedings.                                                                   21

           Item 4. Submission of Matters to a Vote of Security Holders.                                 21

           Item 5  Other Information                                                                    21

           Item 6. Exhibits and Reports on Form 8-K.                                                    21

                   Signature                                                                            22

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)


                                                                   (In thousands)
                                                               March 31,      December 31,
ASSETS                                                           1999             1998
                                                             -----------      -----------
Cash & Balances Due from Depositary Institutions             $    43,621      $    44,233
Securities: (Note 3)
  Available for Sale--Market Value                               115,854          112,707
  Held to Maturity--Amortized Cost
    (Fair Value 12-31-98: $34,517)                                32,796           32,894
                                                             -----------      -----------
            Total Securities                                     148,650          145,601
Federal Funds Sold                                                31,710           45,712
Loans: (Note 4)
  Loans, Net of Unearned Income                                  941,167          898,142
  Less:  Allowance for Loan Losses                               (18,402)         (18,098)
                                                             -----------      -----------
            Net Loans                                            922,765          880,044

Premises & Equipment, Net                                         15,318           15,647
Other Real Estate Owned                                            1,597            1,287
Intangible assets                                                  1,365            1,396
Other Assets                                                      15,322           13,953
                                                             -----------      -----------
                            TOTAL ASSETS                     $ 1,180,348      $ 1,147,873
                                                             ===========      ===========

LIABILITIES

Deposits:
  Non-Interest Bearing                                       $   146,831      $   147,981
  Interest Bearing                                               795,460          778,661
                                                             -----------      -----------
            Total Deposits                                       942,291          926,642
Federal Funds Purchased                                            6,778            5,524
Securities sold under repurchase agreements                       29,137           26,334
Federal Home Loan Bank advances                                   60,208           50,214
Long-term debt                                                         0                0
Other Liabilities                                                 11,305            9,910
                                                             -----------      -----------
            TOTAL LIABILITIES                                  1,049,719        1,018,624
                                                             -----------      -----------

EQUITY CAPITAL (Note 5)

Common Stock                                                      91,141           90,547
Accumulated other comprehensive income,
            Net of Tax effect(Note 3)                               (206)             626
Retained Earnings                                                 39,694           38,076
                                                             -----------      -----------
            TOTAL CAPITAL                                        130,629          129,249
                                                             -----------      -----------
 TOTAL LIABILITIES & CAPITAL                                 $ 1,180,348      $ 1,147,873
                                                             ===========      ===========

Shares outstanding at the end of the period                   17,518,719       17,340,660
                                                             ===========      ===========


The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)


                                                 THREE MONTHS ENDED
                                                 ------------------
                                             March 31,          March 31,
                                               1999               1998
                                           ------------       ------------
INTEREST INCOME
  Interest & Fees on Loans                       21,599             19,269
  Interest on Investments                         2,708              2,844
                                           ------------       ------------
            Total Interest Income                24,307             22,113
                                           ------------       ------------
INTEREST EXPENSE
  Interest on Deposits                            8,561              8,439
  Interest on Borrowed Funds                      1,112                653
                                           ------------       ------------
            Total Interest Expense                9,673              9,092
                                           ------------       ------------

Net Interest Income                              14,634             13,021
                                           ------------       ------------

PROVISION FOR LOAN LOSSES                          (300)              (325)

NONINTEREST INCOME
  Securities Gains/(Losses)                           0                  0
  Service Charges on Deposit Accounts               533                476
  Other Noninterest Income                          711                674
                                           ------------       ------------
            Total Noninterest Income              1,244              1,150

NONINTEREST EXPENSE
  Salaries & Employee Benefits                    3,878              3,815
  Occupancy Expense                                 885                788
  Other Noninterest Expense                       1,539              1,377
                                           ------------       ------------
            Total Noninterest Expense             6,302              5,980

INCOME BEFORE INCOME TAX                          9,276              7,866
                                           ------------       ------------

APPLICABLE INCOME TAX                            (3,282)            (2,786)

            NET INCOME                     $      5,994       $      5,080
                                           ============       ============

Average Number of Shares Outstanding
  for the Period                             17,512,183         17,334,960

Basic earnings per share                   $       0.34       $       0.29
                                           ============       ============

Diluted shares                               17,622,076         17,530,861

Diluted earnings per share                 $       0.34       $       0.29
                                           ============       ============


The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS


                                                             (In thousands)

(Unaudited)                                                THREE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                 March 31, 1999   March 31, 1998
------------------------------------                 --------------   --------------
Net Income                                              $  5,994       $  5,080
Adjustments to reconcile net income to net
cash provided by operating activities
            Depreciation and amortization                    263            430
            Provision for loan losses                        300            325
            FHLB stock dividends                               0           (181)
            Deferred taxes                                     0              0
            Increase in income taxes payable               2,981          2,702
            Decrease in interest receivable               (1,663)          (836)
            Increase(Decrease) in interest payable            (8)            76
            Cash dividends paid                           (4,379)          (341)
            Loss on sale of HTM or AFS securities              0              0
            Loss on sale of fixed assets                      70              0
            Loans originated for sale                     (6,108)       (11,078)
            Proceeds from sale of loans                    7,321          9,621
            Other operating activities                      (926)           745
                                                        --------       --------
Net cash provided by operating activities                  3,845          6,543
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                        14,143         (8,287)
Proceeds from maturities of AFS & HTM securities           9,241         15,737
Purchase of AFS securities                                (8,820)       (13,981)
Purchase of HTM securities                                (4,750)        (2,800)
Net cash flows from loan activities                      (44,070)       (31,347)
Purchases of premises and equipment                         (148)          (762)
Proceeds from the sale of other real estate                    0              0
Cash invested in other real estate                             0              0
Other investing activities                                     0             10
                                                        --------       --------
Net cash used by investing activities                    (34,404)       (41,430)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                               17,301         29,392
Net change in certificates of deposit                     (1,693)        12,783
Proceeds from issuance of stock                              593            117
Principal payments on long term debt                        (163)          (438)
Advances from FHLB                                        10,000              0
Repayment of FHLB advances                                    (6)            (6)
Net change in Federal Funds purchased                      4,057          4,046
Other financing activities                                  (142)         1,301
                                                        --------       --------
Net cash provided by financing activities                 29,947         47,195
                                                        --------       --------


(Continued on next page)              -3-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)


(Unaudited)
                                                           (In thousands)

                                                        THREE MONTHS ENDED
                                                   -------------------------------
                                                   March 31, 1999   March 31, 1998
                                                   --------------   --------------
INCREASE IN CASH AND DUE FROM BANKS                     $  (612)       $12,308

CASH & DUE FROM BANKS AT BEGINNING
            OF YEAR                                      44,233         33,704
                                                        -------        -------
CASH AND DUE FROM BANKS AT END
            OF PERIOD                                   $43,621        $46,012
                                                        =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                  $ 9,686        $11,165
Cash paid during the year for income taxes                  300              0
Real estate taken as settlement for loan
  obligations                                               310              0
Real estate taken as settlement for loan
  obligations - financed by bank                        $     0        $     0

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 5)
(Unaudited)
(In thousands, except for number of shares)

                                                                                                        Accumulated
                                                       Common Stock        Comprehensive    Retained    Comprehensive
                                                   Shares        Amount       Income        Earnings     income/(loss)    Total
                                                   ------        ------       ------        --------    --------------    -----
Balance, December 31, 1996                        7,624,566      58,044                       30,178          129         88,351
                                                 ======================                      ===================================

Net income for 1997                                                           18,594          18,594                      18,594
Other comprehensive income, net of tax
  Unrealized gains on AFS, net of tax effect                                     324                          324            324
                                                                            ---------
      Comprehensive income                                                    18,918
                                                                            =========
Stock Options Exercised                              40,548         365                                                      365
7% Stock Dividend                                   478,475      13,920                      (13,920)
Fractional Shares Purchased                             872          25                                                       25
Cash dividend declared by VBC                                                                   (275)                        (275)
                                                 ----------------------                      -----------------------------------
Balance, December 31, 1997                        8,144,461      72,354                       34,577          453        107,384
                                                 ======================                      ===================================

Net income for 1998                                                           21,649          21,649                      21,649
Other comprehensive income, net of tax
  Unrealized gains on AFS, net of tax effect                                     173                          173            173
                                                                            ---------
      Comprehensive income                                                   $21,822
                                                                            =========
Stock Options Exercised                              36,765         356                                                      356
7% Stock Dividend                                   514,999      17,809                      (17,809)
Fractional Shares Purchased                           1,036          28                                                       28
Cash dividends declared by VBC                                                                  (341)                        (341)
                                                 ----------------------                      -----------------------------------
Balance, December 31, 1998                        8,697,261     $90,547                      $38,076         $626       $129,249
                                                 ======================                      ===================================

Net income for the first three months of 1999                                  5,994           5,994                       5,994
Other comprehensive income, net of tax
  Unrealized gains on AFS, net of tax effect                                    (832)                        (832)           (832)
                                                                            ---------
      Comprehensive income                                                    $5,162
                                                                            =========
Stock Options Exercised                              62,959         594                                                      594
Two-for-one Stock Split                           8,758,499
Change incident to merger                                                                          3                           3
Cash dividends declared by FFC                                                                (4,379)                     (4,379)
                                                 ----------------------                      -----------------------------------
Balance, March 31, 1999                          17,518,719     $91,141                      $39,694        $(206)      $130,629
                                                 ======================                      ===================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION -- RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1998 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for year-end December 31, 1999.

Certain reclassifications of 1998 amounts were made in order to conform to the 1999 presentation, none of which affect previously reported net income.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Upon adoption of the Statement, all derivatives must be recognized at fair value as with assets or liabilities in the balance sheet. Changes in the fair value of the derivatives not designated as hedging instruments are to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements in prior periods is not permitted. The standard becomes effective January 1, 2000 for the Corporation, and is not anticipated to have a material effect on its financial position or results of operations, as the Corporation does not use interest rate risk management products such as interest rate swaps, hedges, or derivatives, nor does management intend to use such products in the future.

The Financial Accounting Standards Board also issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in October of 1998. SFAS No. 134 becomes effective for fiscal quarters beginning after December 15, 1998. Adoption of this standard has had no material impact on the financial condition or results of operations of the Corporation, as management does not currently engage in these types of activities, nor does management currently intend to do so in the future.

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

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 1999:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

       (In thousands)                  Amortized    Gross Unreal-   Gross Unreal-      Aggregate
                                          Cost      ized Gains      ized Losses        Fair Value
                                       -----------------------      -----------------------------
AFS SECURITIES:
       Equities                         $12,743           $250                            $12,993
       U.S. Treasuries                      252             34                                286
       U.S. Agencies                     78,795             66           (1,234)           77,627
       Corporate securities              24,382            568               (2)           24,948
                                       -----------------------      -----------------------------
              Totals                    116,172            918           (1,236)          115,854
                                       -----------------------      -----------------------------

HTM SECURITIES:
       Municipal securities              28,046          1,378               (1)           29,423
       Certificates of deposit            4,750                                             4,750
                                       -----------------------      -----------------------------
              Totals                    $32,796         $1,378              $(1)          $34,173
                                       -----------------------      -----------------------------

              Totals                   $148,968         $2,296          $(1,237)         $150,027
                                       =======================      =============================


                         MATURITY SCHEDULE OF SECURITIES

                                  Available For Sale                 Held To Maturity
                                  ------------------                 ----------------
                              Amortized         Fair             Amortized             Fair
   MATURITY                      Cost          Value                Cost              Value
                               --------       --------             -------           -------
    0-1 Yr                      $16,021        $16,310              $5,100            $5,103
    1-5 Yrs                      22,456         22,905               3,818             4,028
   5-10 Yrs                      73,250         72,197              23,539            24,691
 Over 10 Yrs                      4,445          4,442                 339               351
                              ------------------------           ---------------------------
                               $116,172       $115,854             $32,796           $34,173
                              ========================           ===========================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)


                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended March 31, 1999:

  AFS SECURITIES
  Proceeds From Sales                                      $0
  Gross Realized Gains                                     --
  Gross Realized Losses                                    --
  Gross Gains & Losses Included In Earnings From
         Transfers To The Trading Category                 --
  Net Change In Unrealized Holding Gains Or
         Losses Included In The Separate
         Component of Equity Capital                    $(832)

  HTM SECURITIES
  Sales Or Transfers From this Category                    $0





NOTE 4. LOANS

The following is an analysis of the loan portfolio by major type of loans:

                            March 31, 1999                    Dec 31, 1998
                            --------------                    ------------
    Commercial                $196,490                          $207,887
    Real Estate:
           Commercial          402,440                           383,840
           Construction        216,543                           176,036
           Residential         100,428                           103,998
    Installment                 31,302                            32,106
                              --------                          --------
                               947,203                           903,867
    Unearned Fee Income         (6,036)                           (5,725)
                              --------                          --------
           Total Loans        $941,167                          $898,142
                              ========                          ========


NOTE 5. The Board of Directors declared a two-for-one stock split and a $.25 per share, post-split cash dividend which was paid on March 19, 1999 and a 7% stock dividend which was paid on March 16, 1998.

\
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the first quarter of 1999 was $6.0 million versus $5.1 million for the first quarter of 1998, or up 18.0%. The reason for the increase in net income in 1999 was due to an increase in net interest income of $1.6 million, or 12.4%. This marks the sixty-first consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the first quarter of 1998, unless otherwise stated.

Annualized return on average assets (ROA) was 2.07% in 1999, and 2.05% in 1998. Annualized return on average stockholder's equity (ROE) in 1999 was 18.29%, as compared to 18.43% in 1998. Diluted earnings per share were $.34 for 1999, and $.29 for 1998. Earnings per share have been adjusted for the two-for-one stock split paid on March 19, 1999.

FINANCIAL REVIEW - MARKET AREA AND ECONOMIC ENVIRONMENT

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates twenty-three banking offices in King, Pierce, Snohomish and Skagit counties. A new office has been approved for Mt. Vernon in Skagit county, and is expected to open in the third quarter of 1999. These four counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the worlds largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

Since the publication of the Corporation's 1998 Annual Report, there has been little, if any, noticeable change in the local economy. Boeing had announced that there will be reduction in workforce in the thousands, however, there has not been a noticeable decrease in loan demand. In fact, there has been an increase in loan demand when comparing the first three months of 1999 with 1998. During the first quarter of 1998, loans increased $30.4 million, or 4.13%, as compared to the first quarter of 1999 which had loan growth of $43.0 million, or 4.79%. However, management remains cautiously optimistic.

BALANCE SHEET

Below, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

At March 31,                         1999           1998            $ Change         % Change
                                 ------------------------------------------------------------
Loans                            $  941,167     $  767,354          $173,813             22.7%
Investments        *                148,967        117,488            31,479             26.8%
Federal Funds Sold                   31,710         79,577           (47,867)           (60.2)%
                                 ------------------------------------------------------------
Total Assets                     $1,180,348     $1,026,762          $153,586             15.0%


*  Shown at amortized cost.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

At March 31,                                        1999           1998            $ Change            % Change
                                             ------------------------------------------------------------------
Noninterest bearing deposits                      $146,831       $133,261            $13,570             10.2%
Interest bearing deposits                          795,460        719,232             76,228             10.6%
                                             ------------------------------------------------------------------
Total deposits                                     942,291        852,493             89,798             10.5%
Federal Funds purchased
  and Repurchase Agreements                         35,915         22,008             13,907             63.2%
FHLB borrowings                                     60,208         30,234             29,974             99.1%
Capital *                                         $130,835       $111,787            $19,048             17.0%

*  Adjusted for unrealized gain/(loss).

At quarter end 1999, loans were up $173.8 million, or 22.7% over the previous year. This increase in loans over the last year, was due, for the most part, to the economic growth of the region and continued emphasis on loan development. The annualized growth rate for the first three months of 1999 versus the same period in 1998, was 19.2% versus 16.5% respectively.

Investments increased $30.6 million, or 25.9% for the period. This is a change in the trend from prior periods. Over the past year, there has been agency bonds with short call periods, whose yields made sense to allow a reduction in short-term federal funds sold to fund the purchases. This is one of the reasons why fed funds declined $47.9 million, or 60.2% during the period.

Noninterest bearing and interest bearing deposits grew equally, with noninterest bearing deposits increasing 10.2%, or $13.6 million of the last year. Most of the increase occurred in business checking accounts.

At March 31, 1999, NOW and Money Market accounts made up 19.0% of total interest bearing deposits. At March 31, 1998 those deposits made up 17.0%. Savings deposits, a year ago, made up 25.0% of interest bearing deposits, and 24.0% in 1999. Time deposits were 58.0% of total interest bearing deposits in 1998, and 57.0% in 1999.

Over the last year, NOW and Money Market deposits increased $23.5 million, or 18.8%; savings deposits increased $14.9 million, or 8.4%, and time deposits increased $37.8 million, or 9.1%. During this past year, it was the interest rates paid and business development efforts that caused the growth in interest bearing deposits.

The increase of $13.9 million, or 63.2% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by strong demand for sweep accounts by local businesses. FHLB borrowings increased substantially over the year due to the attractive rates offered by the agency. A block of $50 million of the FHLB borrowings has an option whereby the FHLB can request return of the funds at any time on a quarterly basis. Such a contingency has been planned for by management.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

Capital has grown $19.0 million over the past year, or 17.0%. Management has recognized that the capital of the Corporation is excessive, and this year moved toward improving the ROE by paying a first cash dividend to shareowners. Management will continue to review strategies to offset the negative effect of excessive capital.

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

                                                           (In thousands)

For quarter ended March 31,             1999           1998               $ Change           % Change
                                    -----------------------------------------------------------------
Loans                                 $923,763       $755,860              $167,903             22.2%
Investments     *                      149,929        119,262                30,667             25.7%
Federal Funds Sold                      29,168         66,033               (36,865)           -55.8%
Total Earning Assets                 1,102,860        941,155               161,705             17.2%
                                    -----------------------------------------------------------------
Total Assets                         1,159,991        991,063               168,928             17.0%

Noninterest bearing deposits           143,349        119,578                23,771             19.9%
Interest bearing deposits              779,380        703,544                75,836             10.8%
                                    -----------------------------------------------------------------
Total deposits                        $922,729       $823,122               $99,607             12.1%
Fed Funds purchased
     and repurchase agreements         $36,845        $19,173               $17,672             92.2%
FHLB borrowings                         58,996         30,411                28,585             94.0%
Long-term Debt                               0              0                     0             ERR
Capital   *                            131,089        110,237                20,852             18.9%

Total interest income                   24,591         22,351                 2,240             10.0%
Total interest expense                   9,673          9,092                   581              6.4%
                                    -----------------------------------------------------------------
Net Interest Income                    $14,918        $13,259                $1,659             12.5%


*  Shown at amortized cost, or adjusted for unrealized gain/(loss).

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations Net Interest Income - (Continued)

In 1999, average total earning assets as a percent of average total assets were 95.1%, and 95.0% in 1998. This ratio indicates how efficiently assets are being utilized. Average loans were 79.6% and 76.3%, respectively and investments were 12.9% and 12.0%, for the same periods. Average federal funds sold decreased from $66.0 million to $29.2 million, or 55.8% over the period. Average total deposits increased $99.6 million, or 12.1%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $14.2 million, or 12.4%; savings accounts increased $20.6 million, or 12.4%, and time cd's increased $41.0 million, or 9.7%.

Earning Assets

The yield on total earning assets declined .59% in the first quarter 1999 to 9.04% from 9.63%. The cost of total interest bearing liabilities decreased .42%, from a 4.90% in 1998 to a 4.48% in 1999. At the end of the current quarter, the net interest margin dropped to 5.14% from 5.35% a year earlier. Management has expected this decline in the net interest margin which is due to competitive factors.

On a tax equivalent basis, net interest income was $14.9 million in 1999, versus $13.2 million in 1998, for an increase in net interest income of $1.7 million.

Total interest income increased $2.2 million, and total interest expense increased $.5 million, for an increase in net interest income of $1.7 million.

The increase in the average balance of earning assets increased interest income by $4.3 million, and a decrease in interest rates decreased interest income by $2.1 million, for a net increase of $2.2 million.

The yield on total loans decreased from 10.35% in 1998 to 9.51% in 1999. Business loans decreased from 10.18% to 9.36%; real estate commercial loans decreased in yield from 9.87% to 9.09%; Real estate construction loans decreased in yield from 11.74% to 10.56%; real estate mortgage loans decreased from 10.09% to 9.47%, and installment loans decreased from 9.71% to 9.25%.

The yield on investments decreased from 7.34% in 1998 to 6.97% in 1999, and the yield on federal funds sold decreased from 5.57% in 1998 to 4.86% in 1999.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $1.5 million, and the rates paid on interest bearing liabilities decreased $1.0 million for a net change of $.5 million.

The cost of NOW and money market accounts dropped from 2.83% in 1998, to 2.37% in 1999. Savings accounts costs were 3.88% in 1998, and 3.55% in 1999. Time cd's decreased in cost from 5.81% in 1998 to 5.40% in 1999. Short term borrowings dropped from 5.05% to 4.16%, and long-term debt cost decreased from 5.53% in 1998 to 5.04% in 1999.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations Noninterest income and expense

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased $94 thousand in 1999, or 8.1% from a year ago. Service charges increased from $476 thousand to $533 thousand, or 12.0%. This is a change in the prior years trend of slight growth in service charges, as compared to the growth in the number of accounts susceptible to service charges. Management estimates that the recent merger is, for the most part, responsible for the increase.

Other income for the period was up by $37 thousand, or 5.5%. There were no non-recurring gains during either period. The gain was due to increases in two fee generating activities. Insurance and financial services fees increased $31 thousand, or 66.0%, and trust department fees increased $36 thousand, or 16.1%. Loan servicing fees were down by $19 thousand, or 20.7%. These are fees generated by the real estate division of the Bank. Management expected this activity to level off, or decrease, and it appears that a slowing of the activity has occurred.

The market value of trust assets at quarter end 1999 was $195.9 million, as compared to $159.2 million in 1998, an increase of $36.7 million, or 23.1%.

Total noninterest expenses increased $322 thousand, or 5.4% for the period. Salaries and benefits increased $63 thousand, or 1.7%. Salaries themselves, increased $330 thousand, or 11.0%. 4.0% of the increase was due to an increase in staff, and 7.0% was attributable to merit raises and bonuses. There were 379 FTE employees at March 31, 1999. Benefits decreased $267 thousand, or 32.2%. Deferred human resources expense related to loan fees was responsible for $182 thousand of the decline, and the remainder was mainly timing differences.

Total occupancy expense increased $97 thousand, or 12.3%. 42%, or $370 thousand of occupancy expense was depreciation in 1999, and $351 thousand, or 45% was depreciation in 1998. Excluding depreciation, occupancy expense increased $85 thousand, or 16.8%, in 1999. The increase was due to the cost of maintenance agreements and software expense.

Other expense increased $162 thousand, or 11.8%, to $1.5 million. This increase was due to increases in taxes of $79 thousand, and merger expenses of $71 thousand. There was also a non-recurring loss on the sale of a bank asset in the first quarter of $70 thousand.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense, less intangible amortization expense, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1999 period was 38.6%, and 41.5% for 1998. The Corporation's ratio places it among the performance leaders in the industry.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Loans - Impaired assets

LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                        (In thousands)
          Period Ended March 31,                             1999                1998
                                                          ----------          ----------
Non-accruing loans                                        $    3,396          $    5,085
Loans past due 90 days or more and still accruing                  0                   0
Restructured loans                                               101                 107
Other real estate owned                                        1,597               1,200
                                                          ----------          ----------
            Total non-performing loans                    $    5,094          $    6,392
                                                          ==========          ==========

Total assets at end of period                             $1,180,348          $1,026,762
                                                          ----------          ----------

As a percent of total loans outstanding                         0.43%               0.62%
                                                          ==========          ==========


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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-accruing loans declined in the first quarter due to the resolution of several impaired loans. Other real estate owned has increased, due to adding five residential lots and three partially completed single family residences. These are actively being marketed, with resolution expected in the second quarter of all existing other real estate.

All in-substance foreclosures are included in other real estate owned (ORE), and the carrying values of all properties are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $186.2 million in 1999, or 19.8% of total loans, and $120.5 million in 1998, or 15.7% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.
Credit Concentrations - (Continued)

bank's trade area is now enjoying a real estate market that is moving upward due to the employment opportunities in the area. Stable interest rates have also helped facilitate a strong level of sales and real estate activity in general, and, absent an abrupt upward movement in interest rates, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At March 31, 1999 and 1998, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the quarter ended March 31, 1999, the allowance for possible loan losses increased to $18.4 million, or 1.95% of total loans, from $16.9 million, or 2.20% of total loans in 1998. Net loan losses are actually net recoveries of $4 thousand for the year-to-date period ended March 31, 1999.

The Corporation has fashioned it's credit risk management practices after an analysis of a consolidation of numerous banks by a worldwide management consulting firm. Management and the Board review policies and procedures annually, and changes are made to reflect the current operating environment integrated with regulatory requirements. Out of these policies has evolved an internal credit risk review process, which has the greatest effect on the current valuation of the allowance for loan losses. During this process, loans are quality graded, and assigned a dollar value by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

Taken into consideration when the analysis is performed is the national and local economic trends and conditions. The Boeing company is a strong force in the local economy, so it is important that this analysis recognizes Boeing's current and anticipated personnel strength, and the possible effect on Boeing's suppliers.

There is a Year 2000 risk associated with the businesses that borrow from the Corporation. As part of the due diligence performed on all loans over a certain dollar amount, there is an allowance for losses associated with those businesses who do not, or cannot, mitigate the known or unknown effects of the upcoming event.

The analysis also takes into consideration the level of, or trends in, delinquencies and nonaccruing loans. Management monitors delinquencies monthly and reports are prepared for the Board of Directors to review. Delinquencies for commercial, personal and real estate loans are charted separately.

Another consideration is the volume and terms of loans. Management reviews the growth and terms of loans so that the allowance can be adjusted for current and anticipated future needs.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.
Allowance for loan losses - (Continued)

Conclusion of Qualitative Factors

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb loan losses. Management's evaluation of the adequacy of the allowance is based on the market area served, local and national economic conditions, the growth and composition of the loan portfolio and the related risk characteristics, by continual review by management of the quality of the portfolio.

The actual loan loss reserve is larger than the indicated amount based on the analysis performed for the first quarter of 1999. However, based on the on-going and announced cutbacks at Boeing, and the overall local and national economy, the excess is not considered material.


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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 1999 and 1998. This discussion addresses those periods of time.

Net cash provided by operating activities in 1999 totaled $3.8 million, as compared to $6.5 million in 1998. The largest component providing net cash was proceeds from the sale of loans of $7.3 million in 1999 and $9.6 million in 1998. The second largest component for both periods was net income.

Loans originated in the real estate secondary market for the first quarter of 1999 were 44.9% lower in 1999, to $6.1 million due to a slowing of refinancings. This slowdown had been expected by management.

Investing activities, in 1999 and 1998, were centered in the loan area, which had a net funding requirement of $44.1 million in 1999, and $31.3 million in 1998. Maturing investments were rolled over during the 1998 period, and $4.0 million more than maturing investments were purchased in 1999. The increase in the purchasing activity was explained earlier. Fed Funds grew substantially from the 1998 period as liquidity has been necessary due to the call provisions of many agency bonds.

Financing the investment activities in 1999 was mainly a combination of core deposits (including NOW, Money Market and Savings accounts) of $17.3 and $10.0 million in additional advances from the FHLB. In 1998, the funding of investment activities came from increased core deposits of $29.4 million, and $12.8 million in cd's.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At March 31, 1999, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at first quarter end 1999 was $130.6 million (including unrealized gains on securities). This amount compares to $112.2 million at March 31, 1998, an increase of $18.4 million, or 16.4%. Almost all of the increase came from the retained earnings of the Bank.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.
Capital - (Continued)

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At March 31, 1999, the Corporation's leverage ratio was 11.17%, compared to 11.12% at quarter end 1998. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.78% and 14.03% at March 31, 1999, and 13.21% and 14.47% at March 31, 1998.

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

Only one thing is certain about the impact of the Year 2000--it is difficult to predict with any degree of certainty what will happen after December 31, 1999. The Corporation is committed to address and is addressing these Year 2000 issues and the uncertainty that is presented by these Year 2000 issues. The total financial effect that the Year 2000 problem will have on the Corporation is uncertain and will not be known until the year 2000 arrives. The Corporation is working to mitigate the Year 2000 problem, however, the success of the Corporation's efforts will not be known until the year 2000 arrives.

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

The Corporation's State of Readiness

The Corporation established a Year 2000 Committee in February 1997 with representatives from all significant functional areas which report to the Board of Directors. Detailed inventories for all IT systems

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.
Impact of the Year 2000 Issue - (Continued)

and all identified non-IT systems have been conducted to catalog potential hardware and software problems. The Corporation has identified certain systems as business-critical systems and testing of those business-critical systems has commenced. The Corporation has identified April 1999 as the projected deadline to complete the Year 2000 testing on business-critical systems. Additional testing will continue into the year 1999 for those business-critical systems that are not tested in 1998 and for those systems that have not been identified as critical. The Corporation has determined that modifications to certain systems are required and that such modifications will be conducted to mitigate, but not eliminate, the risks associated with the Year 2000 problem.

Third Party Concerns

The Corporation interacts with numerous customers, vendors and third party service providers whose failure to address the Year 2000 problem may create significant business disruption and costs to the Corporation. Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risks related to the Year 2000 problem. It is even possible that the Year 2000 problem could disrupt the Corporation's business through the loss of electric power or phone service, or for other reasons outside of the Corporation's control. The Corporation has initiated formal communications with certain significant suppliers and large customers to attempt to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Systems of other companies on which the Corporation's systems rely may not be timely converted, which might well result in significant costs to the Corporation.

The Corporation is in the process of assessing the incremental credit risk in the loan portfolio relating to individual customers' ability to successfully address Year 2000 IT and non-IT issues. For those over an established dollar threshold, credit risk assessments are being or will be performed on each borrower. This process will be ongoing until the Year 2000.

Frontier's Contingency Plans

The Year 2000 Committee is in the process of developing and implementing contingency plans to handle the most reasonably likely worst case scenarios. Since these worst case scenarios are difficult or even impossible to predict at this time, these contingency plans are particularly challenging. The Corporation intends to develop contingency plans that are reasonably necessary to address the Year 2000 problem and to revise those contingency plans on an ongoing basis until the problem is confronted and resolved.

Estimated Costs

It is impossible to predict with any degree of certainty the costs that the Corporation will incur as a result of the Year 2000 problem. The Corporation's current estimate for the total year 2000 testing and remediation is roughly $550,000, which will be funded through cash flows from operations. The

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of
  Operations.
Impact of the Year 2000 Issue - (Continued)

Corporation has expensed and reserved $400,000, of which $371,500 is remaining, for addressing the Year 2000 problem. These future financial estimates are just rough estimates, as these are "forward-looking" statements subject to risks and uncertainties that may cause future results to differ materially. It is uncertain to what extent the actual costs of the Year 2000 problem will have on the Corporation's results of operations, liquidity, and financial condition. Actual lost revenue resulting from the Year 2000 problem is impossible to predict because of the inherent uncertainty of the Year 2000 problem. The Corporation, through its Year 2000 committee, is analyzing and determining how to best handle and mitigate this uncertainty. The Corporation presently believes that costs associated with compliance efforts will not have a significant impact on the Corporation's ongoing operations or financial condition, although there can be no assurance in this regard. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary changes to address the Year 2000 problem, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations. In addition, the failure of certain of the Corporation's customers, vendors and third party service providers to appropriately address the Year 2000 problem could have a material adverse effect on the Corporation.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            There were no matters submitted to the shareowners in the first quarter.

Item 5.     Other Information.

        (a) In January 1999, the Corporation completed it's systems conversion of the Bank of Sumner files.

        (b) On February 17, 1999, the Board of Directors of the Corporation declared a two-for-one stock split and a $.25 per share post-split dividend to shareowners of record as of March 1, 1999, and payable on March 19, 1999.

Item 6. Exhibits and Reports on Form 8-K

         (b)(11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

         (b)(20) On February 3, 1999, the Corporation filed Form 8-K announcing the consolidated operating results, including revenues and net income, for the Corporation for the month of January 1999, following consummation of the merger of Valley Bancorporation with and into Frontier Financial Corporation on December 21, 1998.

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



                                        FRONTIER FINANCIAL CORPORATION



Date:     May 5, 1999                    /s/ JAMES F. FELICETTY
     ---------------------              -------------------------------
                                        James F. Felicetty
                                        Secretary/Treasurer