Form 10-Q
period 1999-06-30
FRONTIER FINANCIAL CORP /WA/
filed 1999-08-10
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1999
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


        Washington                                            91-1223535
-------------------------------                    -----------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
Incorporation or Organization)                                 Number)

                             332 SW Everett Mall Way
                                 P.O. Box 2215
                            Everett, Washington 98203

            (Address of Principal Administrative Offices) (Zip Code)

                                 (425) 514-0719

               (Registrants Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The issuer has one class of common stock (no par value) with 17,529,016 shares outstanding as of June 30, 1999.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------
September 30, 1998
--------------------------------------------------------------------------------


PART I - Financial Information                                                                     Page
                                                                                                   ----
           Item 1. Financial Statements.

                   Consolidated Balance Sheet - June 30, 1999,
                   and Year End 1998.                                                                 1

                   Consolidated Statement of Income - Three and Six Months
                   Ended June 30, 1999 and 1998.                                                      2

                   Consolidated Statement of Cash Flows - Six Months
                   Ended June 30, 1999 and 1998.                                                     3-4

                   Statement of Changes in Stockholder's Equity -
                   June 30, 1999.                                                                     5

                   Notes                                                                             6-8

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operation.                                                        9-20

           Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                                                       16

PART II - Other Information

           Item 1. Legal Proceedings.                                                                21

           Item 4. Submission of Matters to a Vote of Security Holders.                              21

           Item 5. Other Information                                                                 21

           Item 6. Exhibits and Reports on Form 8-K.                                                 21

                   Signature                                                                         22

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (Note 1)
--------------------------------------------------------------------------------
(Unaudited)

                                                                       (In thousands)
                                                                 June 30,         December 31,
ASSETS                                                             1999                1998
                                                              ------------        ------------

Cash & Balances Due from Depositary Institutions              $     46,242        $     44,233
Securities: (Note 3)
  Available for Sale-Market Value                                  108,858             112,707
  Held to Maturity-Amortized Cost (Fair Value 12-31-98:             32,948              32,894
                                                              ------------        ------------
            Total Securities $34,517)                              141,806             145,601
Federal Funds Sold                                                   7,620              45,712
Loans: (Note 4)
  Loans, Net of Unearned Income                                    973,652             898,142
  Less:  Allowance for Loan Losses                                 (18,450)            (18,098)
                                                              ------------        ------------
            Net Loans                                              955,202             880,044
Premises & Equipment, Net                                           15,442              15,647
Other Real Estate Owned                                              1,597               1,287
Intangible assets                                                    1,334               1,396
Other Assets                                                        14,419              13,953
                                                              ------------        ------------
            TOTAL ASSETS                                      $  1,183,662        $  1,147,873
                                                              ============        ============

LIABILITIES

Deposits:
  Non-Interest Bearing                                        $    145,079        $    147,981
  Interest Bearing                                                 798,761             778,661
                                                              ------------        ------------
            Total Deposits                                         943,840             926,642
Federal Funds Purchased                                             15,577               5,524
Securities sold under repurchase agreements                         24,131              26,334
Federal Home Loan Bank advances                                     55,202              50,214
Long-term debt                                                           0                   0
Other Liabilities                                                    8,993               9,910
                                                              ------------        ------------
            TOTAL LIABILITIES                                    1,047,743           1,018,624
                                                              ------------        ------------

EQUITY CAPITAL (Note 5)

Common Stock                                                        91,224              90,547
Accumulated other comprehensive income,
            Net of Tax effect (Note 3)                              (1,373)                626
Retained Earnings                                                   46,068              38,076
                                                              ------------        ------------
            TOTAL CAPITAL                                          135,919             129,249
                                                              ------------        ------------
 TOTAL LIABILITIES & CAPITAL                                  $  1,183,662        $  1,147,873
----------------------------                                  ============        ============

Shares outstanding at the end of the period                     17,529,016          17,394,522
                                                              ============        ============

------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (Note 1)
--------------------------------------------------------------------------------
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                            --------------------------------        --------------------------------
                                               June 30,          June 30,             June 30,           June 30,
                                                1999                1998                1999                1998
                                            ------------        ------------        ------------        ------------
INTEREST INCOME
  Interest & Fees on Loans                        22,718              20,097              44,317              39,439
  Interest on Investments                          2,464               2,669               5,180               5,513
                                            ------------        ------------        ------------        ------------
            Total Interest Income                 25,182              22,766              49,497              44,952
                                            ------------        ------------        ------------        ------------
INTEREST EXPENSE
  Interest on Deposits                             8,589               8,514              17,151              16,952
  Interest on Borrowed Funds                       1,225                 693               2,336               1,347
                                            ------------        ------------        ------------        ------------
            Total Interest Expense                 9,814               9,207              19,487              18,299
                                            ------------        ------------        ------------        ------------

Net Interest Income                               15,368              13,559              30,010              26,653
                                            ------------        ------------        ------------        ------------

PROVISION FOR LOAN LOSSES                           (200)               (175)               (500)               (500)

NONINTEREST INCOME
  Securities Gains/(Losses)                            0                   0                   0                   0
  Service Charges on Deposit Accounts                581                 499               1,114                 976
  Other Noninterest Income                           769                 866               1,473               1,539
                                            ------------        ------------        ------------        ------------
            Total Noninterest Income               1,350               1,365               2,587               2,515

NONINTEREST EXPENSE
  Salaries & Employee Benefits                     3,905               3,876               7,783               7,691
  Occupancy Expense                                  800                 839               1,686               1,603
  Other Noninterest Expense                        2,173               2,117               3,712               3,591
                                            ------------        ------------        ------------        ------------
            Total Noninterest Expense              6,878               6,832              13,181              12,885

INCOME BEFORE INCOME TAX                           9,640               7,917              18,916              15,783
                                            ------------        ------------        ------------        ------------

APPLICABLE INCOME TAX                             (3,266)             (2,579)             (6,548)             (5,365)

            NET INCOME                      $      6,374        $      5,338        $     12,368        $     10,418
                                            ============        ============        ============        ============

Average Number of Shares Outstanding
  for the Period                              17,520,204          17,343,934          17,520,204          17,343,934

Basic earnings per share                    $       0.36        $       0.31        $       0.71        $       0.60
                                            ============        ============        ============        ============

Diluted shares                                17,618,937          17,565,935          17,618,937          17,565,935

Diluted earnings per share                  $       0.36        $       0.30        $       0.70        $       0.59
                                            ============        ============        ============        ============

------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS
--------------------------------------------------------------------------------

                                                               (In thousands)
(Unaudited)                                                   SIX MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                  June 30, 1999   June 30, 1998
                                                      -------------   -------------
Net Income                                               $ 12,368        $ 10,418
Adjustments to reconcile net income to net
cash provided by operating activities
            Depreciation and amortization                     809             848
            Provision for loan losses                         500             500
            FHLB stock dividends                                0            (376)
            Deferred taxes                                      0            (342)
            Increase in income taxes payable                 (302)            744
            Decrease in interest receivable                  (325)           (800)
            Increase(Decrease) in interest payable            (70)            (11)
            Cash dividends paid                            (4,379)           (341)
            Loss on sale of HTM or AFS securities               0               0
            Loss on sale of fixed assets                       70               0
            Loans originated for sale                     (13,430)        (19,422)
            Proceeds from sale of loans                    14,169          19,371
            Other operating activities                        500           1,576
                                                         --------        --------
Net cash provided by operating activities                   9,910          12,165
                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from Fed Funds Sold                         38,234          16,388
Proceeds from maturities of AFS & HTM securities           20,691          27,807
Purchase of AFS securities                                (10,175)        (21,966)
Purchase of HTM securities                                 (9,900)         (5,600)
Net cash flows from loan activities                       (76,375)        (75,300)
Purchases of premises and equipment                          (623)         (1,336)
Proceeds from the sale of other real estate                  (350)            170
Cash invested in other real estate                              0               0
Other investing activities                                      0               0
                                                         --------        --------
Net cash used by investing activities                     (38,498)        (59,837)
                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                12,840          31,140
Net change in certificates of deposit                       4,316          18,175
Proceeds from issuance of stock                               676             222
Principal payments on long term debt                          (96)           (483)
Advances from FHLB                                         25,000               0
Repayment of FHLB advances                                (20,013)            (13)
Net change in Federal Funds purchased                       7,850           6,067
Other financing activities                                     24           1,068
                                                         --------        --------
Net cash provided by financing activities                  30,597          56,176
                                                         --------        --------


(Continued on next page)                          -3-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
--------------------------------------------------------------------------------
(Unaudited)

                                                                                      (In thousands)

                                                                                     SIX MONTHS ENDED
                                                                               June 30, 1999   June 30, 1998
                                                                                ------------   -------------


INCREASE IN CASH AND DUE FROM BANKS                                                $ 2,009       $ 8,504

CASH & DUE FROM BANKS AT BEGINNING
            OF YEAR                                                                 44,233        33,704
                                                                                   -------       -------

CASH AND DUE FROM BANKS AT END
            OF PERIOD                                                              $46,242       $42,208
                                                                                   =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                             $19,567       $18,387
Cash paid during the year for income taxes                                           6,850         4,814
Real estate taken as settlement for loan
  obligations                                                                          350             0
Real estate taken as settlement for loan
  obligations - financed by bank                                                   $     0       $   155

------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 5)
--------------------------------------------------------------------------------
(Unaudited)
(In thousands, except for number of shares)

                                                                                  Compre-               Accumulated
                                                       Common Stock               hensive     Retained Comprehensive
                                                   Shares           Amount        Income      Earnings  income/(loss)      Total
                                                   ------           ------        ------      --------  -------------      -----

Balance, December 31, 1996                        7,624,566           58,044                     30,178          129        88,351
                                                 ==========     ============                ===========  ===========   ===========

Net income for 1997                                                                 18,594       18,594                     18,594
Other comprehensive income, net of tax $174
  Unrealized gains on AFS securities                                                   324                       324           324
                                                                               -----------
      Comprehensive income                                                          18,918
                                                                               -----------
Stock Options Exercised                              40,548              365                                                   365
7% Stock Dividend                                   478,475           13,920                    (13,920)
Fractional Shares Purchased                             872               25                                                    25
Cash dividend declared by VBC (1)                                                                  (275                       (275)
                                                 ----------     ------------                -----------  -----------   -----------
Balance, December 31, 1997                        8,144,461           72,354                     34,577          453       107,384
                                                 ==========     ============                ===========  ===========   ===========

Net income for 1998                                                                 21,649       21,649                     21,649
Other comprehensive income, net of tax $93
  Unrealized gains on AFS securities                                                   173                       173           173
                                                                               -----------
      Comprehensive income                                                     $    21,822
                                                                               ===========
Stock Options Exercised                              36,765              356                                                   356
7% Stock Dividend                                   514,999           17,809                    (17,809)
Fractional Shares Purchased                           1,036               28                                                    28
Cash dividends declared by VBC                                                                     (341                       (341)
                                                 ----------     -----------                 -----------  -----------   -----------
Balance, December 31, 1998                        8,697,261     $     90,547                $    38,076  $       626   $   129,249
                                                 ==========     ============                ===========  ===========   ===========

Net income for 1999                                                                 12,368       12,368                     12,368
Other comprehensive income, net of tax ($1,076)
  Unrealized gains on AFS securities                                                (1,999)                   (1,999)       (1,999)
                                                                               -----------
      Comprehensive income                                                     $    10,369
                                                                               ===========
Stock Options Exercised                              73,256              677                                                   677
Two-for-one Stock Split                           8,758,499
Change incident to merger                                                                             3                          3
Cash dividends declared by FFC                                                                   (4,379                     (4,379)
                                                 ----------     ------------                -----------  -----------   -----------
Balance, June 30, 1999                           17,529,016     $     91,224                $    46,068  ($    1,373)  $   135,919
                                                 ==========     ============                ===========  ===========   ===========


(1)  Valley Bancorporation

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1998 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for year-end December 31, 1999.

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

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 1999:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

            (In thousands)                 Amortized     Gross Unreal-   Gross Unreal-      Aggregate
                                             Cost         ized Gains     ized Losses        Fair Value
                                           --------        --------        --------         --------
AFS SECURITIES:
            Equities                       $ 14,023        $    748                         $ 14,771
            U.S. Treasuries                     252              21                              273
            U.S. Agencies                    72,284              37        $ (2,985)          69,336
            Corporate securities             24,411             180            (113)          24,478
                                           --------        --------        --------         --------
                   Totals                   110,970             986          (3,098)         108,858
                                           --------        --------        --------         --------

HTM SECURITIES:
            Municipal securities             27,798             740             (22)          28,516
            Certificates of deposit           5,150                                            5,150
                                           --------        --------        --------         --------
                   Totals                  $ 32,948        $    740        $    (22)        $ 33,666
                                           --------        --------        --------         --------

                   Totals                  $143,918        $  1,726        $ (3,120)        $142,524
                                           ========        ========        ========         ========


                         MATURITY SCHEDULE OF SECURITIES

                          Available For Sale             Held To Maturity
                      -------------------------       -------------------------
                      Amortized          Fair         Amortized          Fair
       MATURITY         Cost             Value           Cost            Value
                       --------        --------        --------        --------
        0-1 Yr         $ 18,056        $ 18,833        $  5,405        $  5,409
       1-5 Yrs           22,487          22,502           3,908           4,047
      5-10 Yrs           65,985          63,225          23,296          23,870
    Over 10 Yrs           4,442           4,298             339             340
                       --------        --------        --------        --------
                       $110,970        $108,858        $ 32,948        $ 33,666
                       ========        ========        ========        ========

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 3 - (Continued)
--------------------------------------------------------------------------------


                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended June 30, 1999:
AFS SECURITIES
Proceeds From Sales                                   $     0
Gross Realized Gains                                       --
Gross Realized Losses                                      --
Gross Gains & Losses Included In Earnings From
       Transfers To The Trading Category                   --
Net Change In Unrealized Holding Gains Or
       Losses Included In The Separate
       Component of Equity Capital                    $(1,167)

HTM SECURITIES
Sales Or Transfers From this Category                 $     0





NOTE 4. LOANS

        The following is an analysis of the loan portfolio by major type of loans:

                         June 30, 1999      Dec 31, 1998
                         -------------      ------------
Commercial                 $ 202,672         $ 207,887
Real Estate:
       Commercial            411,425           383,840
       Construction          233,165           176,036
       Residential           101,093           103,998
Installment                   31,554            32,106
                           ---------         ---------
                             979,909           903,867
Unearned Fee Income           (6,257)           (5,725)
                           ---------         ---------
       Total Loans         $ 973,652         $ 898,142
                           =========         =========


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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
            AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the second quarter of 1999 was $6.4 million versus $5.3 million for the second quarter of 1998, or up 19.4%. The reason for the increase in net income in 1999 was due to an increase in net interest income of $1.8 million, or 13.3%. This marks the sixty-second consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the second quarter of 1998, unless otherwise stated.

Annualized return on average assets (ROA) was 2.17% in 1999, and 2.10% in 1998. Annualized return on average stockholder's equity (ROE) in 1999 was 18.81%, as compared to 18.53% in 1998. Diluted earnings per share were $.36 for 1999, and $.30 for 1998. Earnings per share have been adjusted for the two-for-one stock split paid on March 19, 1999.

FINANCIAL REVIEW - MARKET AREA AND ECONOMIC ENVIRONMENT

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates twenty-four banking offices in King, Pierce, Snohomish, Skagit and Whatcom counties. A new office has been approved for Mt. Vernon in Skagit county, and is expected to open in the third quarter of 1999. These five counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

Since the publication of the Corporation's 1998 Annual Report, there has been little noticeable change in the local economy. However, Boeing has had a reduction in workforce in the thousands, and there has been a decrease in loan growth. During the first 6 months of 1998, loans increased $74.5 million, or 10.1%, as compared to the first 6 months of 1999 which had loan growth of $75.5 million, or 8.4%. Management remains cautiously optimistic regarding the local and national economy.

BALANCE SHEET

Below, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

At June 30,                     1999              1998          $ Change         % Change
------------------        ----------        ----------        ----------         --------
Loans                     $  973,652        $  811,397        $  162,255           20.0%
Investments*                 143,968           116,397            27,571           23.7%
Federal Funds Sold             7,620            54,902           (47,282)         -86.1%
                          ----------        ----------        ----------         ------
Total Assets              $1,180,348        $1,026,762        $  153,586           15.0%




* Shown at amortized cost.
                                       -9-

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

At June 30,                           1999            1998          $ Change        % Change
----------------------------        --------        --------        --------        --------
Noninterest bearing deposits        $145,079        $129,826        $ 15,253          11.7%
Interest bearing deposits            798,761         729,500          69,261           9.5%
                                    --------        --------        --------        --------
Total deposits                       943,840         859,326          84,514           9.8%
Federal Funds purchased
  and Repurchase Agreements           39,708          24,029          15,679          65.3%
FHLB borrowings                       55,202          30,227          24,975          82.6%
Capital*                            $135,919        $118,378        $ 17,541          14.8%

*  Adjusted for unrealized gain/(loss).

At quarter end 1999, loans were up $162.3 million, or 20.0% over the previous year. This increase in loans over the last year, was due, for the most part, to the economic growth of the region and continued emphasis on loan development. The annualized growth rate for the first six months of 1999 versus the same period in 1998, was 16.8% versus 20.2% respectively.

Investments increased $27.6 million, or 23.7% for the period. This is a change in the trend from prior periods. Over the past year, there have been agency bonds with short call periods, whose yields made sense to allow a reduction in short-term federal funds sold to fund the purchases. This is one of the reasons why fed funds declined $47.3 million, or 86.1% during the period. The other is loan demand and alternate funding sources.

Interest bearing deposits increased 11.7%, or $15.3 million over the last year, with most of the increase in business checking. Interest bearing deposits increased $69.3 million, or 9.5%, with most of the growth happening in time deposits.

At June 30, 1998, NOW and Money Market accounts made up 18% of total interest bearing deposits. Savings deposits made up 24%, and time deposits made up 58%. The mix of these deposits was exactly the same at June 30, 1999.

Over the last year, NOW and Money Market deposits increased $9.6 million, or 7.2%; savings deposits increased $21.2 million, or 12.3%, and time deposits increased $38.5 million, or 9.1%. During this past year, it was the interest rates paid and business development efforts that caused the growth in deposits.

The increase of $15.7 million, or 65.3% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by strong demand for sweep accounts by local businesses. FHLB borrowings increased substantially over the year due to the attractive rates offered by the agency. Over the next 12 months, $35.0 million of these advances will mature or reach their call dates. Such a contingency has been planned for by management.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Capital has grown $17.5 million over the past year, or 14.8%. Management has recognized that the capital of the Corporation is excessive, and this year moved toward improving the ROE by paying a first cash dividend to shareowners. Management will continue to review strategies to offset the negative effect of excessive capital.

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

                                 (In thousands)

For quarter ended June 30,               1999              1998            $ Change          % Change
                                      ----------        ----------        ----------         --------
Loans                                 $  956,806        $  790,681        $  166,125             21.0%
Investments*                             145,458           119,310            26,148             21.9%
Federal Funds Sold                        16,096            52,064           (35,968)           -69.1%
Total Earning Assets                   1,118,360           962,055           156,305             16.2%
                                      ----------        ----------        ----------         --------
Total Assets                           1,174,095         1,014,847           159,248             15.7%

Noninterest bearing deposits             147,213           129,575            17,638             13.6%
Interest bearing deposits                780,193           708,147            72,046             10.2%
                                      ----------        ----------        ----------         --------
Total deposits                        $  927,406        $  837,722        $   89,684             10.7%
Fed Funds purchased
     and repurchase agreements        $   36,921        $   22,016        $   14,905             67.7%
FHLB borrowings                           63,721            30,272            33,449            110.5%
Capital*                                 135,570           115,244            20,326             17.6%

Total interest income                     25,432            23,009             2,423             10.5%
Total interest expense                     9,814             9,208               606              6.6%
                                      ----------        ----------        ----------         --------
Net Interest Income                   $   15,618        $   13,801        $    1,817             13.2%


*Shown at amortized cost, or adjusted for unrealized gain/(loss).

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - (Continued)
--------------------------------------------------------------------------------

In 1999, average total earning assets as a percent of average total assets were 95.3%, and 94.8% in 1998. This ratio indicates how efficiently assets are being utilized. Average loans were 81.5% and 77.9%, respectively and investments were 12.4% and 11.8%, for the same periods. Average federal funds sold decreased from $36.0 million to $16.1 million, or 69.1% over the period. Average total deposits increased $89.7 million, or 10.7%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $15.0 million, or 12.3%; savings accounts increased $17.2 million, or 10.0%, and time cd's increased $39.9 million, or 9.6%.

Earning Assets

The yield on total earning assets declined ..47% in the second quarter 1999 to 9.02% from 9.49%. The cost of total interest bearing liabilities decreased .38%, from a 4.80% in 1998 to a 4.42% in 1999. At the end of the current quarter, the net interest margin dropped to 5.32% from 5.44% a year earlier. Management has expected this decline in the net interest margin which is due to competitive factors.

On a tax equivalent basis, net interest income was $15.6 million in 1999, versus $13.8 million in 1998, for an increase in net interest income of $1.8 million.

Total interest income increased $2.4 million, and total interest expense increased $.6 million, for an increase in net interest income of $1.8 million.

The increase in the average balance of earning assets increased interest income by $4.3 million, and a decrease in interest rates decreased interest income by $1.9 million, for a net increase of $2.4 million.

The yield on total loans decreased from 10.10% in 1998 to 9.45% in 1999. Business loans decreased from 9.90% to 8.99%; real estate commercial loans decreased in yield from 9.46% to 9.01%; Real estate construction loans decreased in yield from 11.62% to 11.07%; real estate mortgage loans decreased from 10.40% to 8.67%, and installment loans decreased from 9.59% to 9.17%.

The yield on investments decreased from 7.22% in 1998 to 6.65% in 1999, and the yield on federal funds sold decreased from 5.44% in 1998 to 4.80% in 1999.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $1.5 million, and the rates paid on interest bearing liabilities decreased $.9 million for a net change of $.6 million.

The cost of NOW and money market accounts dropped from 2.87% in 1998, to 2.50% in 1999. Savings accounts costs were 3.84% in 1998, and 3.56% in 1999. Time cd's decreased in cost from 5.71% in 1998 to 5.26% in 1999. Short term borrowings dropped from 4.98% to 4.36%, and long-term debt cost decreased from 5.47% in 1998 to 5.10% in 1999.

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
Noninterest income and expense
-------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE

Total noninterest income decreased $15 thousand in 1999, or 1.1% from a year ago. Service charges increased from $499 thousand to $581 thousand, or 16.4%. This is a change in the prior years trend of slight growth in service charges, as compared to the growth in the number of accounts susceptible to service charges. The increase is mainly due to an increase in NSF and OD fees of $58 thousand, or 22.4% for the period.

Other income for the period was up by $97 thousand, or 11.2%. However, during both periods, there were non-recurring gains of $75 thousand in 1999 and $124 thousand in 1998. If these amounts are adjusted, other income is down by $49 thousand, or 6.6%. Broker loan fees decreased $44 thousand, and insurance and financial services fees declined $21 thousand for the period. Management has expected a decline in broker loan fees due to slightly higher interest rates. The decline in insurance and financial services fees is due to timing.

The market value of trust assets at quarter end 1999 was $189.2 million, as compared to $156.8 million in 1998, an increase of $29.4 million, or 18.8%.

Total noninterest expenses increased $46 thousand, or .7% for the period. Salaries and benefits increased $29 thousand, or .7%. Salaries themselves, increased $219 thousand, or 7.5%. 4.0% of the increase was due to an increase in staff, and 3.5% was attributable to merit raises and bonuses. There were 386 FTE employees at June 30, 1999. Benefits decreased $190 thousand, or 9.9%. Deferred human resources expense related to loan fees was responsible for $64 thousand of the decline, and the remainder was mainly timing differences.

Total occupancy expense decreased $39 thousand, or 4.6%. The decline was centered in furniture and equipment expense, which declined $36 thousand, or 11.7%.

Other expense increased $56 thousand, or 2.6%, to $2.2 million. Without foreclosure expenses of $108 thousand, other expense declined $52 thousand, or 2.5%.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense, less intangible amortization expense, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1999 period was 40%, and 45% for 1998. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Loans - Impaired assets
--------------------------------------------------------------------------------

LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                         (In thousands)
        Period Ended June 30,                               1999               1998
                                                         ----------         ----------
Non-accruing loans                                       $    4,535         $    3,452
Loans past due 90 days or more and still accruing                 0                  0
Restructured loans                                               99                105
Other real estate owned                                       1,597              1,155
                                                         ----------         ----------
            Total non-performing loans                   $    6,231         $    4,712
                                                         ==========         ==========

Total assets at end of period                            $1,183,662         $1,040,670
                                                         ----------         ----------

As a percent of total loans outstanding                        0.53%              0.45%
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

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-accruing loans declined in the first quarter due to the resolution of several impaired loans. Other real estate owned has increased, due to adding five residential lots and three partially completed single family residences. These are actively being marketed, with resolution expected by year-end 1999.

All in-substance foreclosures are included in other real estate owned (ORE), and the carrying values of all properties are below their market value.

CREDIT CONCENTRATIONS

There is some concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $204.6 million in 1999, or 21.0% of total loans, and $115.8 million in 1998, or 14.3% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Credit Concentrations - (Continued)
--------------------------------------------------------------------------------

bank's trade area is now enjoying a real estate market that is moving upward due to the employment opportunities in the area. Stable interest rates have also helped facilitate a strong level of sales and real estate activity in general, and, absent an abrupt upward movement in interest rates, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At June 30, 1999 and 1998, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the quarter ended June 30, 1999, the allowance for possible loan losses increased to $18.5 million, or 1.89% of total loans, from $16.7 million, or 2.06% of total loans in 1998. Year-to-date net loan losses were $176 thousand, or .95% of the reserve, versus a net recovery position of $781 thousand in 1998.

The Corporation has fashioned its credit risk management practices after an analysis of a consolidation of numerous banks by a worldwide management consulting firm. Management and the Board review policies and procedures annually, and changes are made to reflect the current operating environment integrated with regulatory requirements. Out of these policies has evolved an internal credit risk review process, which has the greatest effect on the current valuation of the allowance for loan losses. During this process, loans are quality graded, and assigned a dollar value by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Allowance for loan losses - (Continued)
--------------------------------------------------------------------------------

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

The actual loan loss reserve is larger than the indicated amount based on the analysis performed for the second quarter of 1999. However, based on the on-going and announced cutbacks at Boeing, and the overall local and national economy, the excess is not considered material.


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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 1999 and 1998. This discussion addresses those periods of time.

Net cash provided by operating activities in 1999 totaled $9.9 million, as compared to $12.2 million in 1998. The largest component providing net cash was net income of $12.4 million in 1999 and $10.4 million in 1998. The second largest component for both periods was depreciation and amortization. March 1999 marked the first time Frontier has paid a cash dividend, paying out $4.4 million as noted on the statement.

Loans originated in the real estate secondary market for the second quarter of 1999 were $6.0 million, or 30.9% lower in 1999 due to a slowing of refinancings. This slowdown had been expected by management.

Investing activities, in 1999 and 1998, were centered in the loan area, which had a net funding requirement of $76.4 million in 1999, and $75.3 million in 1998. Maturing investments were rolled over in 1998 and 1999. Fed funds grew substantially from the 1998 period as liquidity has been necessary due to the call provisions of many agency bonds.

Financing the investment activities in 1999 was mainly a combination of core deposits (including NOW, Money Market and Savings accounts) of $12.8 and $25.0 million in additional advances from the FHLB. In 1998, the funding of investment activities came from increased core deposits of $31.1 million, and $18.2 million in cd's.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Liquidity - (Continued)
--------------------------------------------------------------------------------

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At June 30, 1999, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at second quarter end 1999 was $135.9 million (including unrealized gains on securities). This amount compares to $118.4 million at June 30, 1998, an increase of $17.5 million, or 14.8%. Almost all of the increase came from the retained earnings of the Bank.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Capital - (Continued)
--------------------------------------------------------------------------------

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 3 percent. At June 30, 1999, the Corporation's leverage ratio was 11.59%, compared to 11.42% at quarter end 1998. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 13.18% and 14.43% at June 30, 1999, and 13.29% and 14.57% at June 30, 1998.

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

The Corporation's State of Readiness

The Corporation established a Year 2000 Committee in February 1997 with representatives from all significant functional areas which report to the Board of Directors. Detailed inventories for all IT systems

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Impact of the Year 2000 Issue - (Continued)
--------------------------------------------------------------------------------

and all identified non-IT systems have been conducted to catalog potential hardware and software problems. The Corporation has identified and completed all Year 2000 testing on business-critical systems, and has had several regulatory examinations. The Corporation has been pleased with the results of those examinations. All modifications have been made to internal systems which will mitigate, but not eliminate, the risks associated with the Year 2000 problem.

Third Party Concerns

The Corporation interacts with numerous customers, vendors and third party service providers whose Year 2000 problems may create business disruption. Due to the interdependence of computer systems today, it is simply impossible for any one party to eliminate the risks related to the Year 2000 problem. It is even possible that the Year 2000 problem could disrupt the Corporation's business through the loss of electric power or phone service, or for other reasons outside of the Corporation's control. The Corporation has initiated formal communications with certain significant suppliers and large customers to attempt to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Systems of other companies on which the Corporation's systems rely appear to be making satisfactory progress in their Year 2000 efforts.

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

Estimated Costs

It is impossible to predict with any degree of certainty the costs that the Corporation will incur as a result of the Year 2000 problem. The Corporation's current estimate for the total year 2000 testing and remediation is roughly $550,000, which will be funded through cash flows from operations. The

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
Impact of the Year 2000 Issue - (Continued)
--------------------------------------------------------------------------------

Corporation has expensed and reserved $400,000, of which $369,000 is remaining, for addressing the Year 2000 problem. These future financial estimates are just rough estimates, as these are "forward-looking" statements subject to risks and uncertainties that may cause future results to differ materially. It is uncertain to what extent the actual costs of the Year 2000 problem will have on the Corporation's results of operations, liquidity, and financial condition. Actual lost revenue resulting from the Year 2000 problem is impossible to predict because of the inherent uncertainty of the Year 2000 problem. The Corporation, through its Year 2000 committee, is analyzing and determining how to best handle and mitigate this uncertainty. The Corporation presently believes that costs associated with compliance efforts will not have a significant impact on the Corporation's ongoing operations or financial condition, although there can be no assurance in this regard. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary changes to address the Year 2000 problem, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations. In addition, the failure of certain of the Corporation's customers, vendors and third party service providers to appropriately address the Year 2000 problem could have a material adverse effect on the Corporation.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            On April 15, 1999, the Annual Shareowners Meeting was held in Everett, Washington. The only item to be voted upon was the election of Class 1 directors to a term expiring in 2002. Those incumbent directors were: Robert J. Dickson, Edward D. Hansen, William H. Lucas, DC, Michael J. Corliss and Darrell J. Storkson, and were elected by more than a majority of shareowners.

Item 5.     Other Information.

            (a) In January 1999, the Corporation completed its systems conversion of the Bank of Sumner files.

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

            (b) (20) There were no reports filed on Form 8-K in the second quarter of 1999.

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



                                  FRONTIER FINANCIAL CORPORATION



Date: August 4, 1999              /s/ James F. Felicetty
      --------------              ----------------------------------------------
                                  James F. Felicetty
                                  Secretary/Treasurer