Form 10-Q
period 1999-09-30
FRONTIER FINANCIAL CORP /WA/
filed 1999-11-12
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Quarter ended September 30, 1999
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

Yes [X] No [ ]

The issuer has one class of common stock (no par value) with 17,536,626 shares outstanding as of September 30, 1999.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I - Financial Information                                               Page
------------------------------                                               ----
    Item 1. Financial Statements

            Consolidated Balance Sheet - September 30, 1999,
            and Year End 1998                                                 1

            Consolidated Statement of Income - Three and Nine Months
            Ended September 30, 1999 and 1998                                 2

            Consolidated Statement of Cash Flows - Nine Months
            Ended September 30, 1999 and 1998                                3-4

            Statement of Changes in Stockholder's Equity -
            September 30, 1999                                                5

            Notes                                                            6-8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                         9-20

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                                      16

PART II - Other Information
---------------------------

    Item 1. Legal Proceedings                                                21

    Item 4. Submission of Matters to a Vote of Security Holders              21

    Item 5. Other Information                                                21

    Item 6. Exhibits and Reports on Form 8-K                                 21

            Signature                                                        22


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Note 1)
(Unaudited)

                                                                                        (In thousands)
                                                                             September 30,          December 31,
ASSETS                                                                           1999                  1998
------                                                                           ----                  ----
Cash & Balances Due from Depositary Institutions                             $     51,693          $     44,233
Securities: (Note 3)
  Available for Sale-Market Value                                                 107,896               112,707
  Held to Maturity-Amortized Cost (Fair Value 12-31-98: $34,517)                   33,149                32,894
                                                                             ----------------------------------
    Total Securities                                                              141,045               145,601
Federal Funds Sold                                                                 18,000                45,712
Loans: (Note 4)
  Loans, Net of Unearned Income                                                 1,036,614               898,142
  Less:  Allowance for Loan Losses                                                (19,711)              (18,098)
                                                                             ----------------------------------
    Net Loans                                                                   1,016,903               880,044
Premises & Equipment, Net                                                          16,003                15,647
Other Real Estate Owned                                                               779                 1,287
Intangible assets                                                                   1,303                 1,396
Other Assets                                                                       16,174                13,953
                                                                             ----------------------------------
         TOTAL ASSETS                                                        $  1,261,900          $  1,147,873
                                                                             ==================================

LIABILITIES
-----------
Deposits:
  Non-Interest Bearing                                                       $    149,109          $    147,981
  Interest Bearing                                                                823,971               778,661
                                                                             ----------------------------------
    Total Deposits                                                                973,080               926,642
Federal Funds Purchased                                                            38,532                 5,524
Securities sold under repurchase agreements                                        23,037                26,334
Federal Home Loan Bank advances                                                    75,195                50,214
Long-term debt                                                                          0                     0
Other Liabilities                                                                   9,992                 9,910
                                                                             ----------------------------------
    TOTAL LIABILITIES                                                           1,119,836             1,018,624
                                                                             ----------------------------------

EQUITY CAPITAL (Note 5)
--------------
Common Stock                                                                       91,263                90,547
Accumulated other comprehensive income,
    Net of Tax effect (Note 3)                                                     (2,044)                  626
Retained Earnings                                                                  52,845                38,076
                                                                             ----------------------------------
    TOTAL CAPITAL                                                                 142,064               129,249
                                                                             ----------------------------------
 TOTAL LIABILITIES & CAPITAL                                                 $  1,261,900          $  1,147,873
 ---------------------------                                                 ==================================
Shares outstanding at the end of the period                                    17,536,626            17,394,522
                                                                             ==================================

----------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Note 1)
(Unaudited)
(In thousands, Except for Per Share Amounts)

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  ------------------                    -----------------
                                              Sept. 30,         Sept. 30,          Sept. 30,         Sept. 30,
                                                 1999             1998                1999             1998
                                                 ----             ----                ----             ----
INTEREST INCOME
  Interest & Fees on Loans                     24,254             21,086             68,571            60,450
  Interest on Investments                       2,314              2,724              7,493             8,238
                                         -------------------------------       ------------------------------
    Total Interest Income                      26,568             23,810             76,064            68,688
                                         -------------------------------       ------------------------------
INTEREST EXPENSE
  Interest on Deposits                          8,899              8,845             26,049            25,796
  Interest on Borrowed Funds                    1,405                828              3,741             2,172
                                         -------------------------------       ------------------------------
    Total Interest Expense                     10,304              9,673             29,790            27,968
                                         -------------------------------       ------------------------------

Net Interest Income                            16,264             14,137             46,274            40,720
                                         -------------------------------       ------------------------------
PROVISION FOR LOAN LOSSES                      (1,100)              (425)            (1,600)             (925)

NONINTEREST INCOME
  Securities Gains/(Losses)                         0                  0                  0                 0
  Service Charges on Deposit Accounts             602                486              1,716             1,462
  Other Noninterest Income                      1,421                722              2,893             2,250
                                         -------------------------------       ------------------------------
    Total Noninterest Income                    2,023              1,208              4,609             3,712

NONINTEREST EXPENSE
  Salaries & Employee Benefits                  4,307              3,715             12,090            11,406
  Occupancy Expense                               913                814              2,597             2,418
  Other Noninterest Expense                     1,793              1,749              5,506             5,257
                                         -------------------------------       ------------------------------
    Total Noninterest Expense                   7,013              6,278             20,193            19,081

INCOME BEFORE INCOME TAX                       10,174              8,642             29,090            24,426
                                         -------------------------------       ------------------------------

APPLICABLE INCOME TAX                          (3,397)            (3,108)            (9,946)           (8,474)

    NET INCOME                           $      6,777       $      5,534       $     19,144      $     15,952
                                         ===============================       ==============================

Average Number of Shares Outstanding
  for the Period                           17,524,616         17,349,920         17,524,616        17,349,920
Basic earnings per share                 $       0.39       $       0.32       $       1.09      $       0.92
                                         ===============================       ==============================
Diluted shares                             17,609,083         17,567,501         17,609,083        17,567,501
Diluted earnings per share               $       0.38       $       0.32       $       1.09      $       0.91
                                         ===============================       ==============================
Efficiency ratio                                   39%                41%

----------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS

                                                           (In thousands)
                                                           --------------
                                                          NINE MONTHS ENDED
(Unaudited)                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES            Sept. 30, 1999     Sept. 30, 1998
------------------------------------            --------------     --------------
Net Income                                           $  19,144          $  15,952
Adjustments to reconcile net income to net
cash provided by operating activities
    Depreciation and amortization                        1,416              1,254
    Provision for loan losses                            1,600                925
    FHLB stock dividends                                  (575)              (555)
    Deferred taxes                                        (551)              (399)
    Increase in income taxes payable                       202                621
    Decrease in interest receivable                     (1,878)            (1,308)
    Increase(Decrease) in interest payable                 139                273
    Cash dividends paid                                 (4,379)              (341)
    Loss on sale of HTM or AFS securities                    0                  0
    Loss on sale of ORE                                      0                (80)
    Loss on sale of fixed assets                            70                  0
    Loans originated for sale                          (16,998)           (25,871)
    Proceeds from sale of loans                         18,621             25,499
    Other operating activities                           1,113              2,767
                                                     ---------          ---------
Net cash provided by operating activities               17,924             18,737
                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Net cash flows from Fed Funds Sold                      27,854              6,421
Proceeds from maturities of AFS & HTM securities        26,899             48,572
Purchase of AFS securities                             (17,914)           (33,306)
Purchase of HTM securities                              (7,962)           (14,501)
Net cash flows from loan activities                   (140,353)          (117,724)
Purchases of premises and equipment                     (1,508)              (835)
Proceeds from the sale of ORE                              909                171
Cash invested in other real estate                           0                  0
Other investing activities                                   0               (141)
                                                     ---------          ---------
Net cash used by investing activities                 (112,075)          (111,343)
                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                             34,449             43,494
Net change in certificates of deposit                   12,113             35,513
Proceeds from issuance of stock                            716                257
Principal payments on long term debt                      (145)              (134)
Advances from FHLB                                      85,000             10,000



(Continued on next page)                 -3-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS-(Continued)
(Unaudited)

                                                                (In thousands)
                                                               NINE MONTHS ENDED
                                                               -----------------
                                                     Sept. 30, 1999     Sept. 30, 1998
                                                     --------------     --------------
Repayment of FHLB advances                                  (60,019)               (19)
Net change in Federal Funds purchased                        29,711             10,522
Other financing activities                                     (214)             1,172
                                                          ---------          ---------
Net cash provided by financing activities                   101,611            100,805
                                                          ---------          ---------

INCREASE IN CASH AND DUE FROM BANKS                       $   7,460          $   8,199

CASH & DUE FROM BANKS AT BEGINNING
    OF YEAR                                                  44,233             33,704
                                                          ---------          ---------

CASH AND DUE FROM BANKS AT END
    OF PERIOD                                             $  51,693          $  41,903
                                                          =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for interest                    $  29,665          $  27,091
Cash paid during the year for income taxes                   10,607              7,974
Real estate taken as settlement for loan
  obligations                                                   400                  0
Real estate taken as settlement for loan
  obligations - financed by bank                          $       0          $     155



----------
The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Note 5)
(Unaudited)
(In thousands, except for number of shares)

                                                                                  Compre-                Accumulated
                                                       Common Stock               hensive    Retained   Comprehensive
                                                    Shares         Amount         Income     Earnings   income/(loss)    Total
                                                  -----------    ----------       -------   ---------   -------------- ---------

Balance, December 31, 1996                          7,624,566       $58,044                  $ 30,178        $  129    $ 88,351
                                                   ========================                  ==================================
Net income for 1997                                                               $18,594      18,594                    18,594
Other comprehensive income, net of tax $174
  Unrealized gains on AFS securities                                                  324                       324         324
                                                                                  -------
      Comprehensive income                                                        $18,918
                                                                                  =======
Stock Options Exercised                                40,548           365                                                 365
7% Stock Dividend                                     478,475        13,920                   (13,920)
Fractional Shares Purchased                               872            25                                                  25
Cash dividend declared by VBC (1)                                                                (275)                     (275)
                                                   ------------------------                  ----------------------------------
Balance, December 31, 1997                          8,144,461        72,354                    34,577           453     107,384
                                                   ========================                  ==================================
Net income for 1998                                                                21,649      21,649                    21,649
Other comprehensive income, net of tax $93
  Unrealized gains on AFS securities                                                  173                       173         173
                                                                                  -------
      Comprehensive income                                                        $21,822
                                                                                  =======
Stock Options Exercised                                36,765           356                                                 356
7% Stock Dividend                                     514,999        17,809                   (17,809)
Fractional Shares Purchased                             1,036            28                                                  28
Cash dividends declared by VBC                                                                   (341)                     (341)
                                                  -------------------------                  ----------------------------------
Balance, December 31, 1998                          8,697,261       $90,547                  $ 38,076       $   626    $129,249
                                                  =========================                  ==================================

Net income for the first 9 months of 1999                                          19,144      19,144                    19,144
Other comprehensive income, net of tax $(1,437)
  Unrealized Loss on AFS securities                                                (2,670)                   (2,670)     (2,670)
                                                                                  -------
      Comprehensive income                                                        $16,474
                                                                                  =======
Stock Options Exercised                                80,866           716                                                 716
Two-for-one Stock Split                             8,758,499
Change incident to merger                                                                           4                         4
Cash dividends declared by FFC                                                                 (4,379)                   (4,379)
                                                  -------------------------                  ----------------------------------
Balance, September 30, 1999                        17,536,626       $91,263                  $  52,845      $(2,044)   $142,064
                                                  =========================                  ==================================


(1)  Valley Bancorporation

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These statements are unaudited and should be read in conjunction with the December 31, 1998 Annual Report on Form 10-K of Frontier Financial Corporation. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for year-end December 31, 1999.

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

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 1999:

     AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

    (In thousands)                 Amortized   Gross Unreal-     Gross Unreal-   Aggregate
                                        Cost      ized Gains       ized Losses   Fair Value
                                   --------------------------------------------------------

AFS SECURITIES:
    Equities                        $14,981        $426                             $15,407
    U.S. Treasuries                     252          17                                 269
    U.S. Agencies                    71,467          24            (3,614)           67,877
    Corporate securities             24,341         146              (144)           24,343
                                   --------------------------------------------------------
         Totals                     111,041         613            (3,758)          107,896
                                   --------------------------------------------------------
HTM SECURITIES:
    Municipal securities             27,849         659                (6)           28,502
    Certificates of deposit           5,300                                           5,300
                                   --------------------------------------------------------
         Totals                     $33,149        $659               $(6)          $33,802
                                   --------------------------------------------------------
         Totals                    $144,190      $1,272           $(3,764)         $141,698
                                   ========================================================





                                                 MATURITY SCHEDULE OF SECURITIES


                                    Available For Sale                  Held To Maturity
                                   --------------------                 ----------------
                                   Amortized       Fair         Amortized              Fair
         MATURITY                       Cost      Value              Cost             Value
                                   --------------------------------------------------------
         0-1 Yr                     $18,662     $19,114            $5,605            $5,606
          1-5 Yrs                    23,361      23,301             4,133             4,263
          5-10 Yrs                   64,579      61,188            23,072            23,594
         Over 10 Yrs                  4,439       4,293               339               339
                                   --------------------------------------------------------
                                   $111,041    $107,896            $33,149          $33,802
                                   ========================================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - (Continued)


                        CHANGES IN AFS AND HTM SECURITIES

    For the Quarter Ended September 30, 1999:

    AFS SECURITIES
    Proceeds From Sales                                        $0
    Gross Realized Gains                                        --
    Gross Realized Losses                                       --
    Gross Gains & Losses Included In Earnings From
         Transfers To The Trading Category                      --
    Net Change In Unrealized Holding Gains Or
         Losses Included In The Separate
         Component of Equity Capital                        ($671)

    HTM SECURITIES
    Sales Or Transfers From this Category                      $0





NOTE 4.  LOANS
         The following is an analysis of the loan portfolio by major type of loans:

                                  Sept 30, 1999         Dec 31, 1998
                                  -------------         ------------
    Commercial                     $  211,501             $207,887
    Real Estate:
         Commercial                   429,541              383,840
         Construction                 266,019              176,036
         Residential                  103,612              103,998
    Installment                        32,540               32,106
                                   ----------             --------
                                    1,043,213              903,867
    Unearned Fee Income                (6,599)              (5,725)
                                   ----------             --------
         Total Loans               $1,036,614             $898,142
                                   ==========             ========


NOTE 5. The Board of Directors declared a two-for-one stock split and a $.25 per share, post-split cash dividend which was paid on March 19, 1999 and a 7% stock dividend which was paid on March 16, 1998.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the third quarter of 1999 was $6.8 million versus $5.5 million for the third quarter of 1998, or up 22.5%. The reason for the increase in net income in 1999 was due to an increase in net interest income of $2.1 million, or 15.0%. This marks the sixty-third consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the third quarter of 1998, unless otherwise stated.

Annualized return on average assets (ROA) was 2.24% in 1999, and 2.08% in 1998. Annualized return on average stockholder's equity (ROE) in 1999 was 19.07%, as compared to 18.25% in 1998. Diluted earnings per share were $.38 for 1999, and $.32 for 1998. Earnings per share have been adjusted for the two-for-one stock split paid on March 19, 1999.

FINANCIAL REVIEW - MARKET AREA AND ECONOMIC ENVIRONMENT

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates twenty-five banking offices in King, Pierce, Snohomish, Skagit and Whatcom counties. Two new do novo offices located in Bellingham (Whatcom county) and Mount Vernon, Washington, (Skagit county) were opened during the third quarter. These five counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

Since the publication of the Corporation's 1998 Annual Report, there has been continued strength in the local economy. While Boeing has had a reduction in workforce in the thousands, and there has been little decrease in loan growth. During the first 9 months of 1999, loans increased $138.5 million, or 15.4%, as compared to the first 9 months of 1998 which had loan growth of $116.6 million, or 15.8%. Management remains cautiously optimistic regarding the local and national economy.

BALANCE SHEET

Below, are abbreviated balance sheets at the end of the respective quarters which indicate the changes that have occurred in the major portfolios of the Corporation over the past year:

At September 30,                   1999        1998      $ Change    % Change
----------------                 --------------------------------------------

Loans                            $1,036,614  $  853,540    $183,074     21.4%
Investments  *                      144,190     116,006      28,184     24.3%
Federal Funds Sold                   18,000      64,869     (46,869)   -72.3%
                                 --------------------------------------------
Total Assets                     $1,261,900  $1,091,308    $170,592     15.6%

*  Shown at amortized cost.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

At September 30,                    1999        1998      $ Change   % Change
----------------                 --------------------------------------------
Noninterest bearing deposits       $149,109    $138,341     $10,768      7.8%
Interest bearing deposits           823,971     750,674      73,297      9.8%
                                 --------------------------------------------
Total deposits                      973,080     889,015      84,065      9.5%
Federal Funds purchased
  and Repurchase Agreements          61,569      28,202      33,367    118.3%
FHLB borrowings                      75,195      40,221      34,974     87.0%
Capital *                          $144,108    $122,798     $21,310     17.4%

*  Adjusted for unrealized gain/(loss).

At quarter end 1999, loans were up $183.1 million, or 21.4% over the previous year. This increase in loans over the last year, was due, for the most part, to the economic growth of the region and continued emphasis on loan development. The annualized growth rate after 9 months of 1999 versus the same period in 1998, was 20.5% versus 21.1% respectively.

Investments increased $28.2 million, or 24.3% for the period. Over the past year, there have been agency bonds with short call periods, whose yields made sense to allow a reduction in short-term federal funds sold to fund the purchases. This is one of the reasons why fed funds declined $46.9 million, or 72.3% during the period. The other reason for the decline in fed funds sold is loan demand.

Noninterest bearing deposits increased 7.8%, or $10.8 million over the last year, with most of the increase in business checking. Interest bearing deposits increased $73.3 million, or 9.8%, with most of the growth happening in time deposits, NOW and Money Market accounts.

At September 30, 1999, NOW and Money Market accounts made up 19% of total interest bearing deposits. Savings deposits made up 24%, and time deposits made up 57%. The mix of these deposits at September 30, 1998 was; NOW and Money Market 17%; savings 24% and time deposits 59%.

Over the last year, NOW and Money Market deposits increased $28.4 million, or 22.0%; savings deposits increased $16.0 million, or 8.8%, and time deposits increased $28.9 million, or 6.6%. During this past year, it was the interest rates paid and business development efforts that caused the growth in deposits.

The increase of $33.4 million, or 118.3% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by strong demand for sweep accounts by local businesses and the need for additional funding of loan growth. FHLB borrowings increased substantially over the year due to the attractive rates offered by the agency and loan demand. Over the next 12 months, $35.0 million of these advances will mature or reach their call dates. These maturities or calls have been planned for by management.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

Capital has grown $21.3 million over the past year, or 17.4%, excluding gains or losses in the securities portfolio. Management has recognized that the capital of the Corporation is excessive, and this year moved toward improving the ROE by paying a first cash dividend to shareowners. Management will continue to review strategies to offset the negative effect of excessive capital.

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

                                            (In thousands)


For quarter ended September 30,     1999        1998         $ Change    % Change
-------------------------------  ------------------------------------------------
Loans                            $1,000,524  $  830,643       $169,881      20.5%
Investments                         144,506     114,418         30,088      26.3%
Federal Funds Sold                    6,998      63,568        (56,570)    -89.0%
Total Earning Assets              1,152,028   1,008,629        143,399      14.2%
                                 ------------------------------------------------
Total Assets                      1,209,456   1,063,061        146,395      13.8%

Noninterest bearing deposits        151,108     137,744         13,364       9.7%
Interest bearing deposits           797,352     731,882         65,470       8.9%
                                 ------------------------------------------------
Total deposits                   $  948,460  $  869,626       $ 78,834       9.1%
Fed Funds purchased
     and repurchase agreements   $   37,845  $   26,145       $ 11,700      44.8%
FHLB borrowings                      70,416      35,625         34,791      97.7%
Capital   *                         142,120     121,293         20,827      17.2%

Total interest income                26,875      24,031          2,844      11.8%
Total interest expense               10,278       9,673            605       6.3%
                                 ------------------------------------------------
Net Interest Income              $   16,597  $   14,358       $  2,239      15.6%


*  Shown at amortized cost, or adjusted for unrealized gain/(loss).

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income - (Continued)

In 1999, average total earning assets as a percent of average total assets were 95.3%, and 94.9% in 1998. This ratio indicates how efficiently assets are being utilized. Average loans were 82.7% and 78.1%, respectively and investments were 11.9% and 10.8%, for the same periods. Average federal funds sold decreased from $63.6 million to $7.0 million, or 89.0% over the period. Again, this was due to loan growth. Average total deposits increased $78.8 million, or 9.1%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $10.5 million, or 8.6%; savings accounts increased $17.8 million, or 9.9%, and time cd's increased $37.2 million, or 8.6%.

Earning Assets

The yield on total earning assets declined .19% in the third quarter 1999 to 9.26% from 9.45%. The cost of total interest bearing liabilities decreased .34%, from a 4.84% in 1998 to a 4.50% in 1999. At the end of the current quarter, the net interest margin increased to 5.49% from 5.40% a year earlier. However, during the 3rd quarter, there was approximately $137 thousand recovered in interest from ORE. Without that recovery, the net interest margin would have been 5.44%.

On a tax equivalent basis, net interest income was $16.6 million in 1999, versus $14.4 million in 1998, for an increase in net interest income of $2.2 million.

Total interest income increased $2.8 million, and total interest expense increased $.6 million, for an increase in net interest income of $2.2 million.

The increase in the average balance of earning assets increased interest income by $4.4 million, and a decrease in interest rates decreased interest income by $1.6 million, for a net increase of $2.8 million.

The yield on total loans decreased from 10.08% in 1998 to 9.66% in 1999. Business loans decreased from 9.80% to 9.38%; real estate commercial loans decreased in yield from 9.59% to 9.09%; real estate construction loans decreased in yield from 12.04% to 10.77%; real estate mortgage loans decreased from 9.71% to 9.79%, and installment loans decreased from 9.72% to 9.66%.

The yield on investments decreased from 7.08% in 1998 to 6.69% in 1999, and the yield on federal funds sold decreased from 5.52% in 1998 to 4.89% in 1999.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities increased interest expense by $1.3 million, and the rates paid on interest bearing liabilities decreased $.7 million for a net change of $.6 million.

The cost of total interest bearing deposits decreased from 4.79% to 4.43%. The cost of NOW and money market accounts dropped from 2.97% in 1998, to 2.66% in 1999. Savings accounts costs were 3.89% in

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Noninterest income and expense

1998, and 3.63% in 1999. Time cd's decreased in cost from 5.69% in 1998 to 5.26% in 1999. Short term borrowings dropped from 5.06% to 4.67%, and long-term debt cost decreased from 5.50% in 1998 to 5.26% in 1999.

NONINTEREST INCOME AND EXPENSE

Total noninterest income increased $814 thousand in the 3rd quarter of 1999, or 67.4% from a year ago. Service charges increased from $486 thousand to $602 thousand, or 23.8%. This is a change in the prior years trend of slight growth in service charges, as compared to the growth in the number of accounts susceptible to service charges. The increase is mainly due to increased nsf and od fees of $86 thousand, or 34.3% for the period.

Other income for the period was up by $699 thousand, or 96.8%. However, in the 3rd quarter of 1999, there was a gain on the sale of ORE of $732 thousand. If this amount is adjusted, other income is down by $33 thousand, or 4.6%. Broker loan fees decreased $65 thousand, while insurance and financial services fees increased $33 thousand for the period. Management has expected a decline in broker loan fees due to higher interest rates.

The market value of trust assets at quarter end 1999 was $188.5 million, as compared to $158.5 million in 1998, an increase of $30.0 million, or 18.9%. Trust department income for the 3rd quarter of 1999 was up $22 thousand, or 9.0%.

Total noninterest expenses increased $734 thousand, or 11.7% for the period. Salaries and benefits increased $592 thousand, or 15.9%. Salaries themselves, increased $277 thousand, or 10.2%. 3.7% of the increase was due to an increase in staff, and 6.5% was attributable to merit raises and bonuses. There were 394 FTE employees at September 30, 1999. Benefits increased $315 thousand, or 31.3%. Profit sharing contributions were up $230 thousand over a year ago, which is due mainly to timing, and medical insurance premiums were up $23 thousand, or 14.3%. Deferred human resources expense related to loan fees was responsible for a $58 thousand decline.

Total occupancy expense increased $99 thousand, or 12.2%. In 1999, 36% of occupancy expense was depreciation, and in 1998, depreciation was responsible for 40% of the expense. The remaining increase of $58 thousand, was due to increased rental expense and furniture and fixture expenses.

Other expense increased $44 thousand, or 2.5%, to $1.8 million.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is arrived at by dividing total noninterest expense, less intangible amortization expense, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 1999 period was 39%, and 41% for 1998. The Corporation's ratio places it among the performance leaders in the industry.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Loans - Impaired assets

LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                        (In thousands)
              Period Ended September 30,                      1999            1998
                                                              ----            ----
Non-accruing loans                                            $2,997         $9,619
Loans past due 90 days or more and still accruing                  0              0
Restructured loans                                                 0              0
Other real estate owned                                          779          1,155
                                                          -------------------------
    Total non-performing loans                                $3,776        $10,774
                                                          =========================
Total assets at end of period                             $1,261,900     $1,091,308
                                                          ----------     ----------
As a percent of total loans outstanding                         0.30%          0.99%
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

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred.

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-accruing loans declined in the third quarter due to the resolution of some impaired loans. Other real estate owned has decreased due to the sale of two commercial land parcels. Other ORE properties are actively being marketed.

All in-substance foreclosures are included in other real estate owned (ORE), and the carrying values of all properties are below their market value.

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $231.4 million in 1999, or 22.3% of total loans, and $129.3 million in 1998, or 15.2% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a real estate market that has moved upward due to the employment opportunities in the area and other favorable economic factors. At this time, the Puget Sound economy's job growth is slower than in 1998 due primarily to job reductions at Boeing. Some further slowing of job

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Credit Concentrations - (Continued)

growth is expected in the coming year. The bank has expanded the geographic spread of its loans into Pierce County, and to a lesser extent Whatcom County. Management is cautiously optimistic as to the real estate market's prospects in the months ahead.

SOME CONCERNS ARE PRESENTED BY THE RECENT LISTING OF CERTAIN SPECIES OF SALMON AS ENDANGERED. HOW GOVERNMENT REGULATORY AUTHORITIES INTERPRET AND APPLY THIS ACT MAY AFFECT THE ECONOMIC ACTIVITY OF THE AREA.

At September 30, 1999 and 1998, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the quarter ended September 30, 1999, the allowance for possible loan losses increased to $19.7 million, or 1.90% of total loans, from $17.2 million, or 2.02% of total loans in 1998. Year-to-date net loan losses were net recoveries of $13 thousand, versus a like net recovery position of $459 thousand in 1998.

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

The actual loan loss reserve is larger than the indicated amount based on the analysis performed for the third quarter of 1999. However, based on the on-going and announced cutbacks at Boeing, and the overall local and national economy, the excess is not considered material.


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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 1999 and 1998. This discussion addresses those periods of time.

Net cash provided by operating activities in 1999 totaled $17.9 million, as compared to $18.7 million in 1998. The largest component providing net cash was net income of $19.1 million in 1999 and $16.0 million in 1998. The second largest component for 1998 was other activities, and provision for loan losses in 1999. March 1999 marked the first time Frontier has paid a cash dividend, paying out $4.4 million as noted on the statement.

Loans originated in the real estate secondary market for the year-to-date period ended September 1999 were $17.0 million, or 34.3% lower in 1999 due to a slowing of refinancings. This slowdown had been expected by management.

Investing activities, in 1999 and 1998, were centered in the loan area, which had a net funding requirement of $140.4 million in 1999, and $117.7 million in 1998. Maturing investments were rolled over in 1998 and 1999. Fed funds grew substantially from the 1998 period as liquidity has been necessary due to loan growth.

Financing the investment activities in 1999 was mainly a combination of core deposits (including NOW, Money Market and Savings accounts) of $34.4 and $85.0 million in additional advances from the FHLB. In 1998, the funding of investment activities came from increased core deposits of $43.5 million, and $35.5 million in cd's.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At September 30, 1999, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at 3rd quarter end 1999 was $142.1 million (including unrealized gains or losses on securities). This amount compares to $124.2 million at September 30, 1998, an increase of $17.9 million, or 14.4%. Almost all of the increase came from the retained earnings of the Bank.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Capital - (Continued)

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At September 30, 1999, the Corporation's leverage ratio was 11.82%, compared to 11.43% at quarter end 1998. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 13.09% and 14.35% at September 30, 1999, and 13.28% and 14.57% at September 30, 1998.

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

Corporation has expensed and reserved $400,000, of which $354,000 is remaining, for addressing the Year 2000 problem. These future financial estimates are just rough estimates, as these are "forward-looking" statements subject to risks and uncertainties that may cause future results to differ materially. It is uncertain to what extent the actual costs of the Year 2000 problem will have on the Corporation's results of operations, liquidity, and financial condition. Actual lost revenue resulting from the Year 2000 problem is impossible to predict because of the inherent uncertainty of the Year 2000 problem. The Corporation, through its Year 2000 committee, is analyzing and determining how to best handle and mitigate this uncertainty. The Corporation presently believes that costs associated with compliance efforts will not have a significant impact on the Corporation's ongoing operations or financial condition, although there can be no assurance in this regard. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary changes to address the Year 2000 problem, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations. In addition, the failure of certain of the Corporation's customers, vendors and third party service providers to appropriately address the Year 2000 problem could have a material adverse effect on the Corporation.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe", "expect", "anticipate", "should", "planned", "estimated" or "potential" to name a few. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Frontier Financial Corporation include those related to the economic environment, particularly in the areas in which Frontier operates, competitive products and pricing, fiscal and monetary policies of the U. S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        No material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of shareowners in the current quarter.

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

        (b)(20)  There were no reports filed on Form 8-K in the current quarter.

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



                                            FRONTIER FINANCIAL CORPORATION



Date:    November 4, 1999                    /s/ James F. Felicetty
         ----------------                   ----------------------------
                                            James F. Felicetty
                                            Secretary/Treasurer