Form 10-K
period 1999-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2000-03-27
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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

                            332 S.W. Everett Mall Way
                                 P.O. Box 2215
                            Everett, Washington 98203
               (Address of Principal Executive Office) (Zip Code)
                                 (425-514-0700)
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates at January 31, 2000 was $303,715,475 based on the average high/low price at January 31, 2000.

The issuer has one class of common stock (no par value) with 17,545,587 shares outstanding as of December 31, 1999, and 17,552,193 outstanding as of January 31, 2000.

Documents Incorporated by Reference

Portions of Annual Report to Shareholders for the year ended:

December 31, 1999..................Part I
2000 Proxy Statement...............Part II

                                TABLE OF CONTENTS

                                                          Annual
                                                       Shareholders'     Proxy
                                            Form 10-K     Report       Statement
Item Number                                   Page         Page          Page
-----------                                 ---------  -------------   ---------
PART I

   1    Business                              1-9

        Statistical Disclosure Index           10

   2    Properties                             20

   3    Legal Proceedings                      20

   4    Submission of Matters to
        a vote of Shareowners                  20

PART II

   5    Market for Registrant's Common
        Equity and Related Shareowner
        Matters                                              39

   6    Selected Financial Data                 21

   7    Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations                         27-41

   7a   Quantitative and Qualitative
        Disclosures about Market Risk                     36-38

   8    Financial Statements and
        Supplementary Data                      22

   9    Changes in and Disagreements with
        Accountants on Accounting and
        Financial Disclosure                    22

PART III

  10    Directors and Executive
        Officers of Frontier
        Financial Corporation                                             2-8

  11    Executive Compensation                                            7-9

  12    Security Ownership of Certain
        Beneficial Owners and
        Management                                                        5-6

  13    Certain Relationships and
        Related Transactions                    25           21            11

PART IV

  14    Exhibits, Financial Statement
        Schedules, and Reports on Form 8-K      24

        Signatures                              27

PART I

ITEM 1 - BUSINESS

Frontier Financial Corporation ("FFC" or "the Corporation") is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the "Bank"), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank.

The Bank

The Bank is a state-chartered banking association with its headquarters located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 1999, the Bank conducted its business operations out of 25 offices located in Snohomish, Pierce, King, Skagit and Whatcom counties, which is the bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Snohomish, Smokey Point, Lake Stevens, Marysville, Lynnwood, Mill Creek, Mount Vernon, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Redmond, Burlington, Bellingham and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley.

Banking Services

The Bank provides a full range of consumer banking services including savings accounts, checking accounts, installments and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services. In addition to consumer oriented activities, the Bank maintains a strong commercial lending program, servicing businesses headquartered in the Bank's principal market area. At the end of 1983, the Bank began to offer a discount brokerage service to its customers. In September of 1984, the Bank opened its Real Estate Division, offering a broad range of home, construction and commercial long-term financing. The Trust Department opened for business in March of 1985. This department offers a full array of trust services to its customers. In May 1988, the Bank opened a Private Banking Office to give personal service to upscale customers. In August 1989, the Bank acquired, through a merger, three banking offices of Citizens Bank of Snohomish County, and a real estate origination department. In January 1991, the Bank opened an office in Mill Creek, providing a full range of consumer banking services.

In March 1991, the Bank opened an Insurance and Investment Center which markets annuities, life insurance products, and mutual funds to Bank customers and the general public. In July 1992, the Bank opened its Stanwood Office. In November 1992, the Bank acquired through merger, Edmonds National Bank, which had one office. In July 1993, the Bank acquired through merger, The Bank of Northshore, which had two offices located in Bothell and Woodinville, King County, Washington. This merger marked the first time the Bank branched outside of Snohomish County. In October 1993, FFP, Inc. a bank premises holding company subsidiary, purchased land for construction of the Administrative offices which were relocated from the Evergreen Way Office. This building was placed in service in 1995. In June 1995, the Bank opened an office in Monroe, providing a full range of consumer banking services. In August 1996, the Bank opened the Lake City Office, (North Seattle) and in December 1996 opened its first office in Skagit County, in Burlington. In May 1997, the Bank opened an office in Redmond, Washington. This is the Bank's first office in eastern King County.

In December 1998, the Bank acquired, through merger, the Bank of Sumner, with four offices, and a real estate origination department. These offices provide a full range of consumer and commercial banking services. In July 1999, opened its Bellingham office, which is the Bank's first office in Whatcom County. In September 1999, the Bank opened its Mount Vernon office which is the Bank's second office in Skagit County. In December 1999, FFP Inc., purchased property and a building two miles south of the current Administrative Building for the Bank's Operations Center which will begin occupancy in the second quarter of 2000.

Employees

At December 31, 1999, the Bank had 410 full time equivalent employees. The Bank considers its relations with employees to be very good.

Competition

All phases of the Bank's activities are highly competitive. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 1999, the Bank had total assets of $1.246 billion and deposits of $966.8 million.

Pending Merger

On March 15, 2000, FFC entered into a definitive agreement to acquire Liberty Bay Financial Corporation ("Liberty") of Poulsbo, Washington. Liberty's commercial banking subsidiary, North Sound Bank, operates eight banking offices on the Olympic Peninsula in Washington State. As of December 31, 1999, Liberty had total consolidated assets of $180 million, and shareowners' equity of 14%. Under the terms of the agreement, shareowners of Liberty will receive 10.5 shares of FFC common stock for each share of Liberty Stock outstanding. It is anticipated that the acquisition will be completed during 2000, following approval of applicable regulatory authorities and the shareowners of Liberty. It is expected that the transaction will be accounted for using the pooling-of-interests method.

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

CONTROL OF NONBANKS. With certain exceptions the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the FRB find FFC's business to be incidental to the business of banking. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities which would offer advantages to the public that would outweigh possible adverse effects.

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

Under the Financial Services Modernization Act of 1999 (the "Financial Services Act") which was signed into law on November 12, 1999, a bank holding company may now engage in a wider variety of financial activities, particularly with respect to insurance and securities activities.

CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the FRB with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would under circumstances, set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25 percent (5 percent if the "company" is a bank holding company) or more of the outstanding shares of FFC, or otherwise obtain control over FFC.

TRANSACTIONS WITH AFFILIATES. FFC and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. These restrictions apply to FFC and the Bank through the BHCA, which provides that transactions between an insured subsidiary of a holding company and its affiliates are subject to restrictions applicable to transactions between banks that are members of the Federal Reserve System and their affiliates in accordance with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10 percent of such institutions capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

TIE-IN ARRANGEMENTS. FFC and the Bank, are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither FFC, nor the Bank, may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 1997, the FRB has adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient and lower-cost services to customers. However, the impact of the amendments on FFC and the Bank is unclear at this time.

STATE LAW RESTRICTIONS. As a corporation chartered under the laws of the State of Washington FFC may be subject to certain limitations and restrictions as provided under applicable Washington corporate laws.

SECURITIES REGISTRATION AND REPORTING. FFC Common Stock is registered as a class with the SEC under Section 12(g) of the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by FFC under that Act can be inspected and copied at or obtained from the SEC's Public Reference Room at 450 Fifth Street, NW Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. FFC is an electronic filer with the SEC and the FFC filings may be obtained at the SEC website (http://www.sec.gov). In addition, the securities issued by FFC are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

NASD. FFC Common Stock is traded on The Nasdaq Stock Market under the symbol FTBK. The National Association of Securities Dealers ("NASD") is the self-regulatory organization of the Nasdaq Stock Market. FFC is subject to the rules of the NASD.

THE BANK

GENERAL. Applicable federal and state statutes and regulations governing a bank's operations relate among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see "Restrictions on Capital Distributions" below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

The Bank is a state-chartered commercial bank subject to extensive regulation and supervision by the Washington State Department of Financial Institutions Division of Banks (the "Division"). The Bank is also subject to regulation and examination by the FDIC which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareowners of such institutions or their holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness including: internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital, and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements: restrict the activities of "undercapitalized banks" to borrow from the FRB's discount window: and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20 percent of unimpaired capital and surplus. As of December 31, 1999 the Bank was in compliance with applicable loans-to-one borrower requirements.

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

For the remainder of 1999 and until further action by the FDIC, BIF premiums will be maintained at their current level.

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

The current guidelines require all federally-regulated banks to maintain a minimum risk-based total ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareowners' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, gains or losses on available for sale securities and the allowance for losses on loans. Total capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debts and intermediate term preferred stock and the allowance for losses on loans up to 1.25 percent of risk-weighted assets. The Bank has not received notice indicating that it will be subject to higher capital requirements.

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

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 4 percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 4 percent level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized" (2) "adequately capitalized" (3) "undercapitalized" (4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well capitalized" an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1999, the Bank was well capitalized and maintained a leverage ratio of 11.43 percent, a risk-based Tier 1 capital ratio of 13.03 percent, and a risk-based total capital ratio of 14.29 percent.

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

According to Washington law, the Bank may not declare or pay a cash dividend in an amount greater than its retained earnings, without the approval of the Director of the Division of Financial Institutions.

INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, since June 1, 1997, the Interstate Act permits interstate bank mergers subject to these state laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

In 1996, Washington enacted "opting-in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5 percent of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirement of Washington's interstate banking statute are met, and either: (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law,
(3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the Division of Financial Institutions may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

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

FINANCIAL MODERNIZATION. In 1999, the Financial Service Act was enacted which:
(1) repealed historical restrictions on preventing banks from affiliating with securities firms, (2) broadens the activities that may be conducted by national banks and banking subsidiaries of holding companies, and (3) provides an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation, although the impact of this legislation on FFC and the Bank is unclear at this time.

Effect of Governmental Policies. The Bank is affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States Government and various agencies, particularly the Federal Reserve System. In its role of implementing its monetary policy, the Federal Reserve Board has the power to regulate the national supply of bank credit through such methods as open market operations in the United States Government securities markets, control of the discount rate on member bank borrowings, and establishment of reserve requirements against bank deposits. These means are used in varying combinations and have an influence over the growth of bank loans, investments, and deposits. They may also affect interest rates charged on loans or paid on deposits. The nature and timing of future changes in monetary policies and their impact on the Bank are not predictable. As a consequence of extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by Federal legislation and regulations which may have the effect of increasing the cost of doing business or limiting permissible activities.

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation. As of December 31, 1999, all banking offices have been moved into FFP, except those offices where the land and/or buildings are leased. For further details, please see page 21 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company ("WBC"). Subsequent to the initial investment the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 9.9% ownership in WBC. Approval was received, and the Corporation has since purchased a total ownership of 9.2%, as of March 1, 2000. The FRB approval for further purchases of WBC stock by FFC terminated in December, 1999. FFC does not anticipate further investment in WBC stock at this time. If FFC were to seek to increase its ownership in WBC, FRB regulatory approval would again need to be obtained.

Share Repurchase Program

On September 11, 1999, the FFC Board of Directors adopted a Share Repurchase Program, authorizing the Corporation to repurchase up to five percent (5%) of the outstanding shares of its common stock.

The Board of Directors of FFC announced on March 15, 2000, the signing of a definitive agreement to acquire Liberty Bay Financial Corporation located in Poulsbo, Washington. The transaction is being accounted for using the "pooling-of-interests" method. In order to qualify to use that method of accounting, the Board of Directors of FFC has discontinued is Stock Repurchase Program.

                          STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

                                                                      Annual
                                                   Form 10-K          Report
                                                     Page              Page
                                                   ----------         ------
   I.  Distribution of Assets, Liabilities
       and Shareowners' Equity; Interest
       Rates and Interest Differential:

       A.  Consolidated Average Balance
           Sheets/Interest Income and
           Expense/Rates                                                40

       B.  Changes in Net Interest Income
           and Expense due to Rate and
           Volume                                                       41

  II.  Investment Portfolio

       A.  Analysis of Investment Securities
           at Year-end                                11                11

       B.  Maturity Distribution of Investment
           Securities                                 11                12

 III.  Loan Portfolio

       A.  Types of Loans                             12              12 & 13

       B.  Loan Maturities and Sensitivity to
           Changes in Interest Rates                  12            13, 36 & 38

       C.  Risk Elements                              13

       D.  Credit Concentrations                      17

  IV.  Summary of Loan Loss Experience

       A.  Analysis                                   15

       B.  Allocation of Allowance for Possible
           Loan Losses                                16

   V.  Deposits

       Average Interest and Noninterest
       Bearing Deposit Balances                                         40

  VI.  Return on Equity and Assets

       Selected Financial Ratios                       19

 VII.  Short-term Borrowings                           19

Analysis of Investment Securities

The aggregate amortized recorded values of investment securities at December 31, are as follows:

                                           1999            1998            1997
(In thousands)                        Amortized       Amortized       Amortized
                                           Cost            Cost            Cost
                                      ---------       ---------       ---------
U.S. Treasuries                        $    252        $    252        $    754
U.S. Agencies                            70,608          74,516          44,039
Municipal Bonds                          27,597          28,144          28,881
Corporate Bonds                          23,602          25,054          28,151
Equities                                 14,521          11,923           9,927
Certificates of Deposit                       0           4,750           3,550
                                       --------        --------        --------
      Totals                           $136,580        $144,639        $115,302
                                       ========        ========        ========


Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 1999. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.


(In thousands)                          After 1 Yr   After 5 Yrs                Totals &
(Amortized cost used)        Within     But Within   But Within      After      Weighted
                             1 Year/     5 Years/     10 Years/    10 Years/    Average
                              Yield       Yield         Yield        Yield        Yield
                             -------    ----------   -----------   ---------    --------
U.S. Treasury                $     0    $     0       $     0       $  252      $    252
                                0.00%      0.00%         0.00%        7.16%         7.16%
U.S. Agencies                  1,006      3,501        61,967        4,134        70,608
                                7.37%      5.84%         6.28%        7.56%         6.35%
Municipal Bonds                  155      7,009        19,842          591        27,597
                                9.45%      9.16%         8.30%        9.21%         8.54%
Corporate Bonds                2,514     18,838         1,750          500        23,602
                                7.47%      6.84%         7.11%        9.88%         6.99%
Equities                      14,521          0             0            0        14,521
                                5.97%      0.00%         0.00%        0.00%         5.97%
                             -------    -------       -------       ------      --------
         TOTALS              $18,196    $29,348       $83,559       $5,477      $136,580
                             =======    =======       =======       ======      ========
                                6.28%      7.27%         6.78%        7.93%         6.86%

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                    1999            1998           1997           1996           1995
                               ----------       --------       --------       --------       --------
Commercial                     $  209,915       $200,035       $157,319       $129,457       $137,618
Real Estate Commercial            441,882        388,402        293,243        255,807        192,104
Real Estate Construction          265,092        173,217        151,793        144,028        102,426
Real Estate Mortgage              102,932        104,338        106,438        103,810         98,404
Installment                        33,393         32,150         28,153         24,575         21,567
                               ----------       --------       --------       --------       --------
           TOTAL               $1,053,214       $898,142       $736,946       $657,677       $552,119
                               ==========       ========       ========       ========       ========

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 1999. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                   Maturity
                                 ----------------------------------------------
(In thousands)                    Within      1 - 5       After
                                  1 Year      Years      5 Years       Total
                                 --------    --------    --------    ----------
Commercial                       $115,786    $ 81,834    $ 12,295    $  209,915
Real Estate Commercial             31,365     292,369     118,148       441,882
Real Estate Construction          194,111      68,643       2,338       265,092
Real Estate Mortgage               20,315      69,324      13,293       102,932
Installment                         8,423      13,506      11,464        33,393
                                 --------    --------    --------    ----------
             TOTAL               $370,000    $525,676    $157,538    $1,053,214
                                 ========    ========    ========    ==========

Loans maturing after one year with:

                                     1 - 5          After
                                     Years         5 Years
                                    --------       --------
          Fixed Rates               $463,534       $116,938
          Variable Rates              62,142         40,600
                                    --------       --------
                   TOTAL            $525,676       $157,538
                                    ========       ========

It is not uncommon to rollover loans at the maturity period, provided that that rate and terms of the loan conform to the current policy.

Loan Administration

The Bank provides revolving lines of credit to many of its borrowers. Such lines are approved by the Director's Loan Committee ("Loan Committee") or other administrative level committee or person if the amount exceeds the lending units authorized loan limit.

Credit Review personnel, under the direction of the Credit Administrator, examine the loan portfolio regularly. Reports are made by Credit Review personnel to senior management and the Loan Committee, and follow-up corrective action is monitored. Problem loan reports are prepared for management review on a regular basis.

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

The dollar amount of loans past due 90 days or more and still accruing, nonaccrual loans, restructured loans and other real estate owned as a percentage of total loans was .22%, .26%, and .78% for year-end 1999, 1998 and 1997, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case. Others may continue payment as the borrower's financial situation improves. At year-end 1997, the total represented 21 different loans, 8 out of those 21 were real estate in nature. At year-end 1998, the number of loans in nonaccrual was 15, totaling slightly more than $1 million, or .12% of total loans. At year-end 1999, the number of loans in nonaccrual increased to 25, totaling slightly more than $1.5 million, or .15% of total loans. The largest loan in nonaccrual represented less than 2% of the total amount in nonaccrual.

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

Loans past due 90 days or more and still accruing, nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

(In thousands)
                                  1999           1998          1997          1996          1995
                                  ----           ----          ----          ----          ----
Commercial                     $      211      $    112      $    327      $    478      $    175
Real Estate                         1,266           932         4,097         3,144         4,402
Installment                            61            21            17             4            14
Restructured                           --            --           109           121           122
                               ------------------------------------------------------------------
Total Non-Performing Loans          1,538         1,065         4,550         3,747         4,713
                               ------------------------------------------------------------------
Other real estate owned               736         1,287         1,200           444           590
                               ------------------------------------------------------------------
Total Impaired Assets          $    2,274      $  2,352      $  5,750      $  4,191      $  5,303
                               ==================================================================

Total Loans at end
    of period                  $1,053,214      $898,142      $736,946      $657,677      $552,119
                               ==================================================================

As a percent of
    total loans                      0.22%         0.26%         0.78%         0.64%         0.96%
                               ==================================================================

There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)
At December 31,                     1999       1998       1997       1996       1995
                                    ----       ----       ----       ----       ----
Total interest income which
would have been recorded
during the period under
original terms of loans above       $100        $42       $289       $289       $518

Portion of interest
income included in
net income for the
period                              $161        $41       $384       $264       $378

Commitments for additional
funds related to loans
above                                -0-        -0-        -0-        -0-        -0-

Restructured loans are those that had problems in the past, and a concession was made in the interest rate, principal amount, and/or the repayment schedule has been modified to the extent that there has been tangible impairment of value. These loans are monitored on a regular basis for performance.

The Bank originates commercial, commercial real estate, real estate construction, residential mortgage and installment loans primarily in Snohomish, Pierce, King, Skagit and Whatcom Counties. Total loans as of December 31, 1999, 1998 and 1997 were $1.1 billion, $898.1 million and $736.9 million respectively.

Other Real Estate Owned

As of December 31, 1999, the Bank had eight parcels of other real estate owned
(OREO) on it books, which totaled $736 thousand. The OREO parcels consist of five residential lots in two locations, two houses and a small commercial building. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated costs to sell. The current levels are felt to be normal, and no particular trends are noted at this time.

The table below shows the carrying value of OREO at December 31st:

(In thousands)                1999       1998        1997       1996      1995
                              ----       ----        ----       ----      ----
Other Real Estate Owned       $736      $1,287      $1,200      $444      $590

The following table provides an analysis of net losses by loan type for the last five years at December 31st.

(In thousands)                    1999          1998        1997         1996         1995
                                  ----          ----        ----         ----         ----
Balance at beginning
of year                        $   18,098     $ 15,824    $ 14,033     $ 12,601     $ 11,019
Provision charged to
operating expense                   2,050        1,800       2,095        2,133        1,621
  Loans charged-off:
      Commercial                     (796)        (438)       (393)        (621)      (1,257)
      Real Estate                       0         (779)     (1,324)      (1,336)        (875)
      Installment                     (71)         (66)        (81)         (84)         (88)
                               -------------------------------------------------------------
  Total charged-off loans            (867)      (1,283)     (1,798)      (2,041)      (2,220)
  Less recoveries:
      Commercial                      241          653         283          752        1,245
      Real Estate                     101        1,083       1,161          535          902
      Installment                      28           21          50           53           34
                               -------------------------------------------------------------
  Total recoveries                    370        1,757       1,494        1,340        2,181
Net charge-offs                      (497)         474        (304)        (701)         (39)
                               -------------------------------------------------------------
Balance at end of year         $   19,651     $ 18,098    $ 15,824     $ 14,033     $ 12,601
                               =============================================================

Total loans at
end of period                  $1,053,214     $898,142    $736,946     $657,677     $552,119
Daily average loans            $  975,293     $811,866    $703,275     $608,190     $531,297
Ratio of net charged-off
loans during period to
average loans outstanding            0.05%       -0.06%       0.04%        0.12%        0.01%
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

Allocation of Allowance for Possible Loan Losses

Based on certain characteristics of the portfolio, potential losses can be anticipated for major loan categories. In the following table, the allowance for possible loan losses at year-end, for the last five years has been allocated among major loan categories based primarily on their historical net charge-off experience, along with consideration of factors such as quality, volume, anticipated economic conditions and other business considerations.

(In thousands, except percents)

                           Loan               Loan               Loan               Loan               Loan
                  1999    Category   1998    Category   1997    Category   1996    Category   1995    Category
                 Reserve  Percent   Reserve  Percent   Reserve  Percent   Reserve  Percent   Reserve  Percent
                 -------  --------  -------  --------  -------  --------  -------  --------  -------  --------
Commercial       $10,439    19.9%   $ 9,592    23.1%   $ 8,920    21.4%   $ 8,702    19.7%   $ 7,758     24.9%
Real Estate        8,842    76.9%     8,144    73.3%     6,485    74.8%     4,976    76.6%     4,283     71.2%
Installment          370     3.2%       362     3.6%       419     3.8%       355     3.7%       560      3.9%
                 ---------------------------------------------------------------------------------------------
       TOTAL     $19,651   100.0%   $18,098   100.0%   $15,824   100.0%   $14,033   100.0%   $12,601    100.0%
                 =======   =====    =======   =====    =======   =====    =======   =====    =======    =====

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

Determination of the Reserve for Loan Losses - Qualitative Factors

The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific reserve percent assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine a "worst case" loss. A valuation allowance is also assigned to these adversely classified loans, but at a higher percent due to the greater risk of loss. For those loans where the "worse case" loss is greater than the background percentage, the worse case loss amount is considered specifically allocated to the reserve.

Based on actual historical results (over the past 6 years, which average approximately $300 thousand per year net losses), Frontier has an excess of the necessary reserves required. However, this does not take into consideration the inherent risks of a loan portfolio, the current or expected local economic conditions, and still potential Year 2000 losses, so management believes that the reserve is adequate, based on those inherent risks.

The analysis/formula for computing the allowance for possible loan losses has not changed significantly for several years. The last substantive change occurred in 1998 when a specific reserve component regarding potential Y2K losses was added. That component was consistent during all of 1999.

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans did not materially change during all of 1999.

National and Local Economic Trends and Conditions

In addition to the economic discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations (page 27-29, 1999 Annual Report to Shareowners), there are other qualitative factors considered when analyzing the adequacy of the loan loss reserve.

Year 2000 Risk

As part of Year 2000 due diligence, a specific loan loss allowance was maintained to offset any potential losses incurred due to business failures or setbacks caused by the millennium change. Although no actual losses have surfaced yet, we have risk rated our loan portfolio and assigned a specific loan loss reserve of .1% of the loan balance to the loans assigned a high-risk rating. As of March 1, 2000, the millennium change has had no known impact on our customer base. Also, the February 29 leap-year day was also a "non-event", with business as usual throughout the Bank. Management will continue to closely monitor the matter going forward for any signs of problems arising from these potential problems.

Effects of Changing Interest Rates

1999 saw three increases in the discount rate by the Federal Reserve in the second half of the year. A fourth increase in February 2000 brought the total increase to 1.0%. Subsequently, the Bank's base rate increased the same 1.0%. Fears of inflation, which have failed to materialize, brought on by what is considered an overheated economy and tight labor market are the primary causes. We have seen some signs of slowing in the economy, which we consider healthy.

To date no noticeable adverse effects on loan volumes and borrower's viability have been noted from these recent rates increases. The Bank, while offering conventional home mortgage origination services, has not been a high volume producer in this area, which is considered the most vulnerable to slow downs in activity levels (and reductions in fee income, etc.) as rates rise. See comments on interest rate sensitivity for a discussion of effect on yields.

The majority of the bank's loans have short-term maturities of up to five years, and typically 45% of the loan portfolio reprices within one year, which decreases the interest rate risk.

Concentrations of Credit

At year-end 1999, 21.6% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in Snohomish, Pierce, King, Skagit and Whatcom Counties. The Bank has experienced strong demand for such loans and the current percentage represents an increase from 16.8% in 1998. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions and the performance of borrowers in this industry. The chart on the following page indicates the amount of those loans, and as a percent of total loans for the period:

(In Thousands)
At December 31,                       1999        1998       1997       1996       1995
                                   ----------   --------   --------   --------   --------
Construction                       $  151,623   $ 99,312   $ 80,233   $ 70,201   $ 54,341
Land Development                       76,384     51,902     43,015     52,186     33,946
                                   ------------------------------------------------------
       TOTAL                         $228,007   $151,214   $123,248   $122,387   $ 88,287
                                   ======================================================

Total Loans at end of period       $1,053,214   $898,142   $736,946   $657,677   $552,119
                                   ======================================================

Construction and Land
Development loans as a
percent of total loans                   21.6%      16.8%      16.7%      18.6%      16.0%
                                   ======================================================

At this time, management considers the loan portfolio reasonably diversified, providing the proper mix of risk and return. However, the quality of many of the loans is related to the strength and stability of the real estate values, which could be affected by several factors.

Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate remained consistent in 1999 at the same low 1998 level with a modest increase in nonaccrual loans and a decrease in other real estate owned. No real trends are noted. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. At this time, the data indicates a generally stable to declining trend.

Trends in Volume and Terms of Loans

The rate of loan growth was consistent in the first, second, and third quarters of 1999. Total loans increased $16.6 million in the fourth quarter, or 1.6% to $1.1 billion, a growth rate slower than the previous three quarters. Overall loan growth was 17.3% for 1999. Following the merger with the former Bank of Sumner, the Bank was able to accommodate several clients who were previously not able to be fully accommodated by the Bank of Sumner due to lending limit capacity. In addition, the opening of new locations and additions of personnel have fostered growth, as well as the growth of existing portfolios. At this time, no real trends are noted in the levels of loan activity and growth. Although some concerns can be expressed over the future impact of recent rate increases on levels of economic activity.

Conclusion of Qualitative Factors

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics. The loan loss reserve may be somewhat larger than the indicated amount based on formulas, however, based on upcoming cutbacks at Boeing, and an anticipated slowing of the economy, any excess reserve is not considered by management to be material.

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 1999, 1998, and 1997 please refer to page 40 of 1999 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 1999, are shown below:

(In thousands)

3 months or less                     $ 94,633
Over 3 months through 6 months         28,697
6 months through 12 months             57,695
Over 12 months                         19,504
                                     --------
                       TOTAL         $200,529
                                     ========

Significant Financial Ratios

Ratios for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                        1999          1998          1997
                                        -----         -----         -----
Return on Average Assets                 2.15%         2.06%         2.03%
Return on Average Equity                18.43%        18.27%        18.84%
Dividend payout ratio                    17.1%          1.6%          1.5%
Average Equity to Average Assets        11.65%        11.30%        10.78%

Borrowings
Short-Term Borrowings                  Weighted             Weighted             Weighted
(In thousands)                         Average              Average              Average
                                       Interest             Interest             Interest
At December 31,                1999      Rate      1998       Rate      1997       Rate
                             -------   --------   -------   --------   -------   --------
Year-end balance:            $28,552     4.56%    $31,858     4.88%    $17,962     5.01%

Highest month end
balance during
the period:                  $61,569              $31,858              $22,245

For information regarding average balances and yields, please refer to page 40 of 1999 Annual Report to Shareowners.

Long-Term Debt

There is no long-term debt for years ended December 31, 1999 and 1998.

ITEM 2 - PROPERTIES

FFC's main office, which is owned by FFP, is located in Everett, Washington. At December 31, 1999, the Bank had 25 offices, including the main office, all of which are located in the state of Washington. These offices are located in Arlington, Bellingham, Bothell, Buckley, Burlington, Edmonds, Everett (4), Lake City (North Seattle), Lake Stevens, Lynnwood, Marysville, Meridian Place (Puyallup), Mill Creek, Monroe, Mount Vernon, Orting, Redmond, Smokey Point, Snohomish, Stanwood, Sumner and Woodinville. FFP also owns the building and land recently purchased (December 1999) for the Bank's new Operations Center. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Bellingham (lease expires May
2004) Burlington (lease expires May 1999), Edmonds, (lease expires July 31,
2004), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2001), Mill Creek (lease expires November 2000), Meridian Place Office (which lease expires in September 1999) and Mount Vernon (building owned, lease expires March 2023).

The total net book value of the investment in premises and equipment at December 31, 1999, totaled $18.3 million.

ITEM 3 - LEGAL PROCEEDINGS

        There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

        No matters were submitted to security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND SHAREOWNER MATTERS

        Please see 1999 Annual Report to Shareowners, page 39.

ITEM 6 - SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS

                                                                                                 % Change
AT YEAR-END                       1999          1998         1997        1996        1995        1998-1999
                               ---------------------------------------------------------------------------
Total assets                   $1,245,616    $1,147,873    $973,052    $874,946    $ 796,730        8.5%
Net loans                       1,033,563       880,044     721,122     643,644      539,517       17.4%
Deposits                          966,780       926,642     810,348     732,389      694,278        4.3%
Long-term debt                          0             0         695       1,059        1,394         nm
Investment securities             131,514       145,601     115,999     132,340      146,645       -9.7%
Shareowners' equity               147,369       129,249     107,384      88,351       72,214       14.0%

FOR THE YEAR
Interest income                   103,689        93,562      83,324      73,971       68,443       10.8%
Interest expense                   40,737        37,890      34,369      32,062       31,091        7.5%
Securities gains(losses)                0             0           0           0           (4)        nm
Provision for loan losses           2,050         1,800       2,095       2,133        1,621       13.9%
Net income                         25,660        21,649      18,594      16,012       13,837       18.5%
Basic earnings per share       $     1.46    $     1.25    $   1.08    $   0.94    $    0.81       16.8%
Diluted earnings per share     $     1.46    $     1.23    $   1.07    $   0.92    $    0.80       18.7%
Return on Average
  Assets                             2.15%         2.06%       2.03%       1.96%        1.84%
  Equity                            18.43%        18.27%      18.84%      20.15%       21.34%
Avg. equity/avg. assets             11.65%        11.30%      10.78%       9.71%        8.63%

nm=Not meaningful

(In Thousands, except per share data)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Please see 1999 Annual Report to Shareowners, page 27 through 41.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Please see 1999 Annual Report to Shareowners, page 36-38.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Annual
                                                           Form       Report to
                                                           10-K      Shareowners
                                                           Page         Page
                                                           ----      -----------
Independent Auditor's Report                                26

Report of Management                                                     1

Consolidated Balance Sheet at
December 31, 1999 and 1998                                               3

Consolidated Statement of Income for the years
Ended December 31, 1999, 1998 and 1997                                   4

Consolidated Statement of Changes in
Shareowners' Equity                                                      5

Consolidated Statement of Cash Flows for the
Years ended December 31, 1999, 1998 and 1997                             6

Condensed Balance Sheet (Parent Only) at
December 31, 1999 and 1998                                              24

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 1999, 1998 and 1997                            24

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 1999, 1998, and 1997                       25

Notes to Consolidated Financial Statements                            7 - 26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL CORPORATION

        Please see pages 2-8 of 2000 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

        Please see pages 6-8 of 2000 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

        Please see page 8 of 2000 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Please see page 11 of 2000 Proxy Statement; and,
        Note 14, page 21 of 1999 Annual Report to Shareowners; and, Page 25 of this Form 10-K report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of the report:

          1.  Financial Statements.

              Financial statements required by Item 8 of this report are incorporated by reference, from the 1999 Annual Report to Shareowners, attached hereto as an exhibit.

          2.  Financial Statement Schedules.

              Financial Statement Schedule is included in the notes to consolidated financial statements.

          3.  Exhibits.

               (3)(a) Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 in connection with its 1998 Annual meeting.

               (3)(b) By-Laws are incorporated herein by reference to Exhibit 3(b) to Registration on Form S-14, File No. 2-82420.

              (10)(a) Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated by reference to
                       Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

              (11)     Statement Regarding Computation of Earnings Per Share.

              (13) Annual Report to Shareowners for the year ended December 31, 1999.

              (21) Subsidiaries of Registrant is incorporated by reference from Part I, page 1 through 9 of this report.

The following exhibit is included only in the electronic EDGAR filing version of this Form 10-K:

              (27) Financial Data Schedule for fiscal year ended December 31, 1999.

    (b)    Reports on Form 8-K:

           Form 8-K was filed on February 3, 1999 reporting consolidated operating results for the month of January 1999.

                                                                      SCHEDULE I


                 FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
                     AMOUNTS RECEIVABLE FROM CERTAIN PERSONS

(In thousands)

                                                                                 Balance at
   Year Ended            Balance at                         Deductions           December 31
   December 31           January 1     Additions    Collections    Write-offs    all current
   -----------           ---------     ---------    -----------    ----------    -----------
       1999               $22,119       $17,310       ($9,824)         $0          $29,605
       Ten
     Directors
     and one
      Officer

       1998               $21,960       $ 8,630       ($8,471)         $0          $22,119
     Twelve
     Directors
     and two
     Officers

       1997

      Eleven                7,028        22,219        (7,287)          0           21,960
     Directors
     and one
     Officer

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareowners
Frontier Financial Corporation

We have audited the consolidated financials statements and related financial statement schedule of Frontier Financial Corporation and subsidiaries listed in item 14(a)1 and 2 of the Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.



                                        /s/ Moss Adams LLP


Everett, Washington
January 18, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRONTIER FINANCIAL CORPORATION

March 15, 2000                         /s/ Robert J. Dickson
-------------------                    ----------------------------------------
Date                                   Robert J. Dickson
                                       President & Chief Executive Officer

March 15, 2000                         /s/ James F. Felicetty
-------------------                    ----------------------------------------
Date                                   James F. Felicetty
                                       Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


-------------------                    ----------------------------------------
                                       George E. Barber, Director

March 15, 2000                         /s/ Michael J. Corliss
-------------------                    ----------------------------------------
                                       Michael J. Corliss, Director

March 15, 2000                         /s/ Lucy DeYoung
-------------------                    ----------------------------------------
                                       Lucy DeYoung, Director

March 15, 2000                         /s/ Robert J. Dickson
-------------------                    ----------------------------------------
                                       Robert J. Dickson, Director

March 15, 2000                         /s/ David A. Dujardin
-------------------                    ----------------------------------------
                                        David A. Dujardin, Director

March 15, 2000                         /s/ Edward D. Hansen
-------------------                    ----------------------------------------
                                       Edward D. Hansen, Secretary of the Board

March 15, 2000                         /s/ William H. Lucas
-------------------                    ----------------------------------------
                                       William H. Lucas, Director

March 15, 2000                         /s/ James H. Mulligan
-------------------                    ----------------------------------------
                                       James H. Mulligan, Chairman of the Board

March 15, 2000                         /s/ J. Donald Regan
-------------------                    ----------------------------------------
                                       J. Donald Regan, Director

March 15, 2000                         /s/ Roger L. Rice
-------------------                    ----------------------------------------
                                       Roger L. Rice, Director


-------------------                    ----------------------------------------
                                       William J. Robinson, Director

March 15, 2000                         /s/ Edward C. Rubatino
-------------------                    ----------------------------------------
                                       Edward C. Rubatino, Director

March 15, 2000                         /s/ Darrell J. Storkson
-------------------                    ----------------------------------------
                                       Darrell J. Storkson, Director