Form 10-Q
period 2000-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2000-05-09
CIK 716457

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2000
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


           Washington                                       91-1223535
-------------------------------                    ----------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
Incorporation of Organization)                     Number)

                             332 SW Everett Mall Way
                                  P.O. Box 2215
                            Everett, Washington 98203

            (Address of Principal Administrative Offices) (Zip Code)

                                 (425)-514-0700

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

Yes (X)              No ( )

This issuer has one class of common stock (no par value) with 17,458,225 shares outstanding as of March 31, 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



PART I - Financial Information                                                         Page
------------------------------                                                         ----
        Item 1. Financial Statements

                Independent Accountant's Report                                           1

                Condensed Consolidated Balance Sheet - March 31, 2000,
                and December 31, 1999                                                     2

                Condensed Consolidated Statement of Income - Three Months
                Ended March 31, 2000 and 1999                                             3

                Condensed Consolidated Statement of Cash Flows - Three Months
                Ended March 31, 2000 and 1999                                           4-5

                Notes to Condensed Consolidated Financial Statements                    6-8

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                           9-18

        Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk                                                            18

PART 11 - Other Information

        Item 1. Legal Proceedings                                                        19

        Item 4. Submission of Matters to a Vote of Security Holders                      19

        Item 5. Other Information                                                        19

        Item 6. Exhibits and Reports on Form 8-K                                         19

                Signatures                                                               20

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Shareowners
Frontier Financial Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Frontier Financial Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of Frontier Financial Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Frontier Financial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareowners' equity and cash flows for the year then ended (which are not presented herein), and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                               /s/ Moss Adams LLP


Everett, Washington
May 3, 2000

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                   (In thousands, except shares)


                                                                       March 31,        December 31,
ASSETS                                                                   2000               1999
                                                                     ------------       ------------
Cash & Balances Due from Depository Institutions                     $     49,455       $     44,858
Securities:
    Available for Sale-Market Value                                       104,146            103,467
    Held to Maturity-Amortized Cost
               (Fair Value 3-31-00: $28,195; 12-31-99: $28,408)            27,951             28,047
                                                                     ------------       ------------
               Total Securities                                           132,097            131,514
Federal Funds Sold                                                         42,280               --
Loans:
  Loans, Net of Unearned Income                                         1,141,121          1,053,214
  Less:  Allowance for Loan Losses                                        (19,892)           (19,651)
                                                                     ------------       ------------
               Net Loans                                                1,121,229          1,033,563
Premises & Equipment, Net                                                  18,331             18,290
Other Real Estate Owned                                                       519                736
Intangible Assets                                                           1,232              1,264
Other Assets                                                               17,802             15,391
                                                                     ------------       ------------
    TOTAL ASSETS                                                     $  1,382,945       $  1,245,616
                                                                     ============       ============

LIABILITIES

Deposits:
  Non-Interest Bearing                                               $    154,008       $    145,565
  Interest Bearing                                                        906,267            821,215
                                                                     ------------       ------------
    Total Deposits                                                      1,060,275            966,780
Federal funds Purchased                                                     4,265              6,660
Securities sold under repurchase agreements                                29,542             21,892
Federal Home Loan Bank advances                                           125,182             95,189
Other Liabilities                                                          12,663              7,726
                                                                     ------------       ------------
    TOTAL LIABILITIES                                                   1,231,927          1,098,247
                                                                     ============       ============

SHAREOWNERS' EQUITY

Common Stock                                                               91,320             91,302
Retained Earnings                                                          63,296             59,360
Accumulated other comprehensive income (loss),
    net of tax effect                                                      (3,598)            (3,293)
                                                                     ------------       ------------
    TOTAL SHAREOWNERS' EQUITY                                             151,018            147,369
                                                                     ------------       ------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                            $  1,382,945       $  1,245,616
                                                                     ============       ============

Shares outstanding at the end of the period                            17,458,225         17,545,587
                                                                     ============       ============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------


(In Thousands, Except for Per Share Amounts)            Three Months Ended
                                                  -------------------------------
                                                    March 31,          March 31,
                                                      2000               1999
                                                  ------------       ------------

INTEREST INCOME
   Interest & Fees on Loans                       $     26,383       $     21,599
   Interest on Investments                               2,540              2,708
                                                  ------------       ------------
       Total Interest Income                            28,923             24,307

INTEREST EXPENSE
   Interest on Deposits                                 10,543              8,561
   Interest on Borrowed Funds                            1,914              1,112
                                                  ------------       ------------
       Total Interest Expense                           12,457              9,673
                                                  ------------       ------------

Net Interest Income                                     16,466             14,634
                                                  ------------       ------------

PROVISION FOR LOAN LOSSES                                 (200)              (300)
                                                  ------------       ------------

NONINTEREST INCOME
   Service Charges on Deposit Accounts                     573                533
   Other Noninterest Income                                660                711
                                                  ------------       ------------
       Total Noninterest Income                          1,233              1,244
                                                  ------------       ------------

NONINTEREST EXPENSE
   Salaries & Employee Benefits                          4,326              3,878
   Occupancy Expense                                       847                885
   Other Noninterest Expense                             1,192              1,539
                                                  ------------       ------------
       Total Noninterest Expense                         6,365              6,302
                                                  ------------       ------------

INCOME BEFORE INCOME TAX                                11,134              9,276

PROVISION FOR INCOME TAX                                (3,796)            (3,282)
                                                  ------------       ------------

       NET INCOME                                 $      7,338       $      5,994
                                                  ============       ============

Average Number of Shares Outstanding
   for the Period                                   17,520,243         17,512,183
Basic earnings per share                          $       0.42       $       0.34
                                                  ============       ============
Diluted shares                                      17,588,560         17,622,076
Diluted earnings per share                        $       0.42       $       0.34
                                                  ============       ============


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                (In thousands)
                                                              THREE MONTHS ENDED
                                                          -------------------------
                                                          March 31,       March 31,
                                                            2000            1999
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   7,338       $   5,994
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                             194             263
      Provision for loan losses                                 200             300
      FHLB stock dividends                                     (177)           --
      Deferred taxes                                           --              --
      Increase in income taxes payable                        3,797           2,981
      Decrease in interest receivable                        (1,766)         (1,663)
      Increase(Decrease) in interest payable                  1,266              (8)
      Loss on sale of fixed assets                             --                70
      Loans originated for sale                              (3,254)         (6,108)
      Proceeds from sale of loans                             3,254           7,321
      Other operating activities                               (418)           (926)
                                                          ---------       ---------
Net cash provided by operating activities                    10,434           8,224
                                                          ---------       ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                          (42,280)         14,143
Proceeds from maturities of AFS & HTM securities                623           9,241
Purchase of AFS securities                                   (1,500)         (8,820)
Purchase of HTM securities                                     --            (4,750)
Cash dividends paid                                          (1,580)         (4,379)
Net cash flows from loan activities                         (88,162)        (44,070)
Purchases of premises and equipment                            (353)           (148)
Proceeds from the sale of ORE                                   217            --
Purchase of treasury stock                                   (1,841)           --
Other investing activities                                        1            --
                                                          ---------       ---------
Net cash used by investing activities                      (134,875)        (38,783)
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                   5,455          17,301
Net change in certificates of deposit                        88,362          (1,693)
Proceeds form issuance of stock                                  37             593
Principal payments on long term debt                            (53)           (163)
Advances from FHLB                                          110,000          10,000
Repayment of FHLB advances                                  (80,006)             (6)
Net change in Federal Funds purchased                         5,255           4,057
Other financing activities                                      (12)           (142)
                                                          ---------       ---------
Net cash provided by financing activities                   129,038          29,947
                                                          ---------       ---------


                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS            $   4,597       $    (612)

CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                                44,858          44,233
                                                          ---------       ---------

CASH AND DUE FROM BANKS AT END
      OF PERIOD                                           $  49,455       $  43,621
                                                          =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                    $  11,195       $   9,686
Cash paid during the year for income taxes                     --               300
Real estate taken as settlement for loan obligations           --               310

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The condensed consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries (the "Corporation"). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements have not been audited and have been prepared substantially consistent with the accounting principles applied in the 1999 Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for year-end December 31, 2000.

Certain reclassifications of 1999 amounts were made in order to conform to the 2000 presentation, none of which affect previously reported net income.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 entitled Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material effect on its financial condition or results of operation.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - (Continued)


The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 2000:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
                                 (In thousands)

                                            Gross         Gross
                             Amortized    Unrealized    Unrealized     Aggregate
                               Cost         Gains         Losses       Fair Value
                             ----------------------------------------------------
AFS SECURITIES
   Equities                  $ 14,698      $   --        $   (132)      $ 14,566
   U.S. Treasuries                252            20          --              272
   U.S. Agencies               70,595            10        (4,998)        65,607
   Corporate securities        24,087            34          (466)        23,655
   Municipal securities            50                          (4)            46
                             ---------------------------------------------------
          Totals              109,682            64        (5,600)       104,146
                             ---------------------------------------------------

HTM SECURITIES
   Municipal securities        27,451           327           (83)        27,695
   Corporate Securities           500          --            --              500
                             ---------------------------------------------------
          Totals               27,951           327           (83)        28,195
                             ---------------------------------------------------

          Totals             $137,633      $    391      $ (5,683)      $132,341
                             ===================================================

                         MATURITY SCHEDULE OF SECURITIES

                     Available for Sale               Held to Maturity
                   Amortized        Fair           Amortized        Fair
  MATURITY           Cost           Value            Cost           Value
  --------         --------------------------------------------------------
   0-1 Yr          $ 18,213        $ 18,094        $    155        $    156
   1-5 Yrs           22,524          21,973           7,118           7,218
  5-10 Yrs           63,011          58,346          19,637          19,791
Over 10 Yrs           5,934           5,733           1,041           1,030
                   --------------------------------------------------------
                   $109,682        $104,146        $ 27,951        $ 28,195
                   ========================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - (Continued)

                        CHANGES IN AFS AND HTM SECURITIES

          For the Quarter Ended March 31, 2000

          AFS SECURITIES
          Proceeds From Sales                              $   0
          Gross Realized Gains                              --
          Gross Realized Losses                             --
          Gross Gains & Losses Included In Earnings
             Transfers To the Trading Category              --
          Net Change In Unrealized Holding Gains Or
             Losses Included In The Separate
             Components of Shareowners' Equity             ($305)

          HTM SECURITIES
          Sale Or Transfers From This Category             $   0

NOTE 4.  LOANS

          The following is an analysis of the loan portfolio by major type of loans:

                                      March 31,            Dec 31,
                                        2000                1999
                                     -----------         -----------
          Commercial                 $   233,162         $   210,327
          Real Estate:
             Commercial                  458,794             445,009
             Construction                310,742             266,969
             Residential                 110,884             103,661
          Installment                     34,164              33,370
                                     -----------         -----------
                                       1,147,746           1,059,336
          Unearned Fee Income             (6,625)             (6,122)
                                     -----------         -----------
             Total Loans             $ 1,141,121         $ 1,053,214
                                     ===========         ===========

NOTE 5. In 2000 the Board of Directors declared a first quarter cash dividend of $.09 per share payable on February 11, 2000, and a second quarter cash dividend of $.10 per share payable on May 15, 2000. A two-for-one stock split and a $.25 per share, post-split annual cash dividend was paid on March 19, 1999. Please see Item 5, page 19.

On March 15, 2000 the Corporation entered into a definitive agreement to acquire Liberty Bay Financial Corporation (Liberty) where the Corporation will be the resultant entity. The transaction is expected to be accounted for under the pooling-of-interests method and is subject to several conditions, including regulatory approval. At December 31, 1999, Liberty had consolidated assets of $180 million and shareowners' equity of $20.9 million. Approximately 2.4 million shares of the Corporation's common stock is expected to be issued to complete the transaction.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
        RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------


HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the first quarter of 2000 was $7.3 million versus $6.0 million for the first quarter of 1999, or up 22.4%. The reason for the increase in net income in 2000 was due to an increase in net interest income of $1.8 million, or 12.5%. This marks the sixty-fifth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the first quarter of 1999, unless otherwise stated.

Annualized return on average assets (ROA) was 2.21% in 2000 and 2.07% in 1999. Annualized return on average stockholder's equity (ROE) in 2000 was 19.01%, as compared to 18.29% in 1999. Diluted earnings per share were $.42 for 2000, and $.34 for 1999.

FINANCIAL REVIEW - MARKET AREA AND ECONOMIC ENVIRONMENT

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates twenty-five banking offices in King, Pierce, Snohomish, Skagit and Whatcom counties. A new office has been approved for the city of Kent in King County, and will open May 1, 2000. These five counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

Since the publication of the Corporation's 1999 Annual Report, there has been little, of any, noticeable change in the local economy. Boeing has announced that there will be continued reductions in the work force of 8,000 to 10,000, however, there has not been a noticeable decrease in loan demand. During the first quarter of 1999, average loans increased $51.5 million, or 5.9%, as compared to the first quarter 2000 which had a loan growth of $60.3 million, or 5.8%. However, management remains cautiously optimistic.

BALANCE SHEET

Below, are abbreviated balance sheets at the end of the respective quarters which indicated the changes that have occurred in the major portfolios of the Corporation over the past year:

                                       2000              1999            $ Change           % Change
                                    ----------        ----------        ----------         ----------
Loans                               $1,141,121        $  941,167        $  199,954               21.2%
Investments*                           137,633           148,967        $  (11,334)             -7.6%
Federal Funds Sold                      42,280            31,710        $   10,570               33.3%
                                    ----------        ----------        ----------         ----------
Total Earning Assets                $1,321,034        $1,121,844        $  199,190               17.8%
Total Assets                        $1,382,945        $1,180,348        $  202,597               17.2%

* Shown at amortized costs

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------


At March 31,                           2000              1999            $ Change           % Change
------------                        ----------        ----------        ----------         ----------
Noninterest bearing deposits        $  154,008        $  146,831        $    7,177                4.9%
Interest bearing deposits              906,267           795,460           110,807               13.9%
                                    ----------        ----------        ----------         ----------
Total deposits                       1,060,275           942,291           117,984               12.5%
Federal Funds purchased
  and Repurchase Agreements             33,807            35,915            (2,108)              -5.9%
FHLB borrowings                        125,182            60,208            64,974              107.9%
Capital*                            $  154,616        $  130,835        $   23,781               18.2%

* Adjusted for unrealized gain/(loss)


 At quarter end 2000, loans were up $200.0 million, or 21.2% over the previous year. This increase in loans over the last year, was due, for the most part, to the economic growth of the region, expansion by the Corporation and continued emphasis on loan development. The annualized growth rate for the first three months of 2000 versus the same period in 1999, was 23.2% versus 23.6% respectively.

Investments decreased $11.3 million, or 7.6% for the period. This continuing trend in the runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. Federal funds sold increased over the prior period mainly due to timing and liquidity purposes.

Noninterest bearing deposits grew at a 4.9% rate to $154.0 million. Interest bearing deposits increased $110.8 million or 13.9%, with all of the growth being attributable to time deposits.

At March 31, 2000, NOW and money Market accounts made up 15.6% of total interest bearing deposits. At March 31, 1999 those deposits made up 18.7%. Savings deposits, a year ago, made up 24.0% of interest bearing deposits, and 20.8% in 2000. Time deposits were 57.3% of total interest bearing deposits in 1999, and 63.6% in 2000.

Over the last year, NOW and Money Market deposits decreased $7.0 million, or 4.7%; savings deposit decreased $2.4 million, or 1.3%, and time deposits increased $120.2 million or 26.4%. The reason for the significant change in the mix over the last year was due mainly to the rate being paid on the transaction and savings accounts, and a CD promotion the Bank had in January of 2000 which increased those deposits approximately $93.0 million. This increased the cost of funds for the Corporation, but it is felt that a good portion of these clients will remain depositors of the Bank.

The decrease of $2.1 million, or 5.9% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was caused by not aggressively pursuing this type of funding. FHLB borrowings increased substantially over the year due to large block borrowing ability. $110 million of the FHLB borrowings have options whereby the FHLB can request return of the funds at any time on pre-determined put dates. Such contingencies have been planned for by management.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------


Capital has grown $23.8 million over the past year, or 18.2%. Over the last five years management has been aware that the capital of the Corporation has been excessive. As part of a plan to better manage capital growth, on March 19, 1999 the Corporation paid its first annual cash dividend of $.25 per share. Unrelated to capital management, but designed to create interest in the stock, the Board of Directors concurrently declared a two-for-one stock split. In the first quarter of 2000, the Corporation paid it first quarterly dividend of $.09 per share. Also during the first quarter of 2000, the Corporation began a stock repurchase program, purchasing 94,400 shares in the public market at a cost of more than $1.8 million. The program was suspended when the Corporation announced that an agreement to merge with Liberty Bay Financial Corporation had been signed. During the past year, the total reduction of capital by dividends and the repurchase program was $3.4 million. In the second quarter of 2000, the Corporation declared a $.10 per share dividend to shareowners of record May 1, 2000 and payable on May 15, 2000. Management will continue to review options for the best use of excessive capital.

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

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" (TE) or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on "taxable equivalent" amounts at a 35% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed below.) Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

For quarter ended March 31,            2000              1999            $ Change           % Change
---------------------------         ----------        ----------        ----------         ----------
Loans                               $1,104,015        $  923,763        $  180,252               19.5%
Investments*                           136,724           149,929           (13,205)              -8.8%
Federal Funds Sold                      29,769            29,168               601                2.1%
Total Earning Assets                 1,270,508         1,102,860           167,648               15.2%
Total Assets                         1,330,075         1,159,991           170,084               14.7%

Noninterest bearing deposits           153,534           143,349            10,185                7.1%
Interest bearing deposits              872,284           779,380            92,904               11.9%
                                    ----------        ----------        ----------         ----------
Total deposits                      $1,025,818        $  922,729        $  103,089               11.2%
Federal Funds purchased
   and repurchase agreements        $   28,624        $   36,845        $   (8,221)             -22.3%
FHLB borrowings                        111,449            58,996            52,453               88.9%
Capital*                               154,363           131,089            23,274               17.8%

Total interest income (TE)              29,240            24,591             4,649               18.9%
Total interest expense                  12,457             9,673             2,784               28.8%
                                    ----------        ----------        ----------         ----------
Net Interest Income                 $   16,783        $   14,918        $    1,865               12.5%

* Shown at amortized cost, or adjusted for unrealized gain/(loss).

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - (Continued)
--------------------------------------------------------------------------------


In 2000, average total earning assets as a percent of average total assets were 95.5%, and 95.1% in 1999. This ratio indicates how efficiently assets are being utilized. Average loans were 83.0% and 79.6%, respectively and investments were 10.3% and 12.9%, for the same periods. Average federal funds sold were 2.2% and 2.5% over the period. Average total deposits to loans were 92.9% and 99.9%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $3.6 million or 2.8%; savings accounts decreased $5.0 million, or 2.7%, and time cd's increased $94.3 million or, 20.4%.

Earning Assets

Using a 365 day base (previous reports used a 360 day base), the yield on total earning assets increased .29% in the first quarter 2000 to 9.23% from 8.94%. This was due to an increase in loan yields as the result of five Prime lending rate increases over the period of .25% each. The cost of total interest bearing liabilities increased .51%, from a 4.43% in 1999 to a 4.94% in 2000. At the end of current quarter, the net interest margin dropped to 5.28% from 5.41% a year earlier. Management has expected this decline in the net interest margin which is due to competitive factors.

On a tax equivalent basis, net interest income was $16.8 million in 2000, versus $14.9 million in 1999, for an increase in net interest income of $1.9 million. Total interest income increased $4.7 million, and total interest expense increased $2.8 million, for an increase in net interest income of $1.9 million.

The increase of $167.6 million in the average balance of earning assets increased interest income by $4.2 million, and a increase in interest rates increased interest income by $.5 million, for a net increase of $4.7 million.

The yield on total loans increased from 9.41% in 1999 to 9.63% in 2000. Business loans increased from 9.25% to 9.60%; real estate commercial loans decreased in yield from 8.99% to 8.97%; real estate construction loans increased in yield from 10.45% to 10.83%; real estate mortgage loans decreased from 9.36% to 9.14%, and installment loans increased from 9.15% to 9.68%.

The yield on investments decreased from 6.89% in 1999 to 6.84% in 2000, and the yield on federal funds sold increased from 4.80% in 1999 to 5.61% in 2000.

Interest Bearing Liabilities

The increase of $137.1 million in average balance of total interest bearing liabilities increased interest expense by $1.8 million, and the rates paid on interest bearing liabilities increased $1.0 million for a net change of $2.8 million.

The cost of NOW and money market accounts increased from 2.35% in 1999, to 2.76% in 2000. Savings accounts costs were 3.51% in 1999, and 3.73% in 2000. Time cd's increased in cost from 5.34% in 1999 to 5.71% in 2000. Short-term borrowings increased from 4.11% to 5.24%, and FHLB borrowings increased from 4.99% in 1999 to 5.54% in 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Noninterest Income and Expense
--------------------------------------------------------------------------------


NONINTEREST INCOME AND EXPENSE

Total noninterest income decreased $11 thousand in 2000, or .9% from a year ago. Service charges increased from $533 thousand to $573 thousand, or 7.5%. This is a change in prior years trend of slight growth in service charges, as compared to growth in the number of accounts susceptible to service charges. Management estimates that the merger in December 1998 is, for the most part, responsible for the increase.

Other income for the period was down by $51 thousand, or 7.2%. There were no non-recurring gains during either period. Insurance and financial services fees increased $11 thousand, or 14.1%, and trust department fees increase $35 thousand, or 13.5%. However, loan servicing fees were down by $34.0 thousand, or 46.6% and broker loan fees were down by $60 thousand, or 68.2%. These two fees are generated by the real estate division of the Bank. Management expected these activities to decrease due to higher interest rates, and it appears it has leveled off at $60 thousand per quarter.

The market value of trust assets at quarter end 2000 was $195.2 million, as compared to $195.9 million in 1999, a decrease of $.7 million, or .4%. This decrease was due mainly to changing market conditions and normal distributions.

Total noninterest expenses increased $63 thousand, or 1.0% for the period. Salaries and benefits increased $448 thousand, or 11.6%. Salaries themselves increased $388 thousand, or 13.2%. 6.6% of the increase was due to an increase in staff, and 6.6% was attributable to merit raises and bonuses. There were 404 FTE employees at March 31, 2000. Benefits increased $60 thousand, or 6.4%. The increase was due to increased profit sharing reserves of $72 thousand.

Total occupancy expense decreased $38 thousand, or 4.3%. 58.6% or $313 thousand of occupancy expense was depreciation in 2000, and $370 thousand, or 72.0% was depreciation in 1999. Excluding depreciation, occupancy expense increased $19 thousand, or 3.7% in 2000. The increase was due to increased rent expense.

Other expense decreased $347 thousand, or 22.5%, to $1.2 million. This decrease was due to a Y2K reserve provision of $100 thousand in the first quarter of 1999, and the remainder of the decline was attributable to reductions in numerous other expenses and a non-recurring loss on the sale of a bank asset in the first quarter of 1999 of $70 thousand.

Banks and bank holding companies use a computation call the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is computed by dividing total noninterest expense, less intangible amortization expense, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the year-to-date 2000 period was 36%, and 38% for 1999. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Loans - Impaired Assets
--------------------------------------------------------------------------------


LOANS

IMPAIRED ASSETS


Impaired assets are summarized as follows:

                                                                (In thousands)

Period ended March 31,                                     2000               1999
                                                         ----------         ----------
Non-accruing loans                                       $    2,650         $    3,396
Loans past due 90 days or more and still accruing              --                 --
Restructured loans                                             --                  101
Other real estate owned                                         519              1,597
                                                         ----------         ----------
      Total non-performing loans                         $    3,169         $    5,094
                                                         ==========         ==========
Total assets at end of period                            $1,382,945         $1,180,348
                                                         ----------         ----------

As a percent of assets outstanding                             0.23%              0.43%
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

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred, and are past due.

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-accruing loans declined in the first quarter due to the resolution of some impaired loans. Other real estate owned at the end of the first quarter of 2000 consisted of four residential lots which are pending permits, one house which is up for sale and one residential lot which is for sale. We do not expect any unusual problems liquidating these properties.

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $267.2 million in 2000, or 23.4% of total loans, and $186.2 million in 1999, or 17.7% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area is now enjoying a consistent real estate market, and management is cautiously optimistic as to the real estate markets prospects in the months ahead.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Credit Concentrations - (Continued)
--------------------------------------------------------------------------------


At March 31, 2000 and 1999, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the quarter ended March 31, 2000, the allowance for possible loan losses increased to $19.9 million, or 1.74% of total loans, from $18.4 million, or 1.96% of total loans in 1999. Year-to-date net loan losses were net recoveries of $41 thousand.

The Corporation has fashioned its credit risk management practice after an analysis of a consolidation of numerous banks by a worldwide management consulting firm. Management and the Board review policies and procedures annually, and changes are made to reflect the current operating environment integrated with regulatory requirements. Out of these policies has evolved an internal credit risk review process, which has the greatest effect on the current valuation of the allowance for loan losses. During this process, loans are quality graded, and assigned a dollar value by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Liquidity
--------------------------------------------------------------------------------


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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2000 and 1999. This discussion addresses those periods of time.

Net cash provided by operating activities in 2000 totaled $10.4 million, as compared to $8.2 million in 1999. The largest component providing net cash was net income of $7.3 million in 2000 and $6.0 million in 1999. The second largest component for both periods was income taxes payable.

Net loans originated and sold in the real estate secondary market for the first quarter of 2000 were 46.7% lower than 1999 due to a slowing in refinances. This slowdown had been expected by management.

Investing activities in 2000 and 1999, were centered in the loan area, which had a net funding requirement of $88.2 million in 2000, and $44.1 million in 1999. Few investments matured in the first quarter of 2000, and AFS purchases were $1.5 million. In 1999, proceeds from maturing securities were rolled over. Fed Fund cash flows grew substantially from the 1999 period, as liquidity has been necessary due to the growth of the loan portfolio.

Financing the investment activities in 2000 was mainly a combination of cd's of $88.4 million and $30.0 million in net advances from the FHLB. In 1999, financing the investment activities was mainly a combination of core deposits (including NOW, Money Market and Savings accounts) of $17.3 and $10.0 million in additional advances from the FHLB.

Management has many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, participations in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. In addition to AFS securities, treasury and agency securities in the HTM securities portfolio are also subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Interest Rate Risk
--------------------------------------------------------------------------------


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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At March 31, 2000, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2000 was $151.0 million (including unrealized losses on securities). This amount compares to $130.6 million at March 31, 1999, an increase of $20.4 million, or 15.6%. Almost all of the increase came from the retained earnings of the Bank.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At March 31, 2000, the Corporation's leverage ratio was 11.53%, compared to 11.17% at quarter end 1999. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.86% and 14.11% at March 31, 2000, and 12.78% and 14.03% at March 31, 1999.

Management constantly monitors the level of capital of the Corporation, and believes that capital is excessive to meet present needs, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Impact on Year 2000 Issues
--------------------------------------------------------------------------------


IMPACT ON YEAR 2000 ISSUES

There were no Corporation Y2K problems that arose during the first quarter of 2000. However, the Corporation continues to be vigilant in monitoring its loan portfolio and customer base for potential problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management considers interest rate risk to be a market risk that could have a significant affect of the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe", "expect", "anticipate", "should", "planned", "estimated" or "potential" to name a few. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Frontier Financial Corporation include those related to the economic environment, particularly in the areas in which Frontier operates, competitive products and pricing , fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Item 5. Other Information

        (a) In January 20, 2000, the Board of Directors of the Corporation declared a $.09 per share first quarter cash dividend payable to shareowners of record of January 28, 2000 and payable February 11, 2000.

        (b) On April 20, 2000, the Board of Directors of the Corporation declared a $.10 per share second quarter cash dividend payable to shareowners of record as of May 1, 2000, and payable on May 15, 2000.

Item 6. Exhibits and Reports on Form 8-K

        (b)(11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

        (b)(20) On March 17, 2000 Form 8-K was filed announcing an Agreement and Plan of Mergers dated March 15, 2000 between Frontier Financial Corporation ("Frontier") and Frontier Bank and Liberty Bay Financial Corporation and North Sound Bank wherein Frontier will be the resultant Corporation. The transaction will be accounted for using the pooling of interests method of accounting and is subject to several conditions, including regulatory approval.

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


                                          FRONTIER FINANCIAL CORPORATION



Date: May 8, 2000                                /s/ James F. Felicetty
                                          --------------------------------------
                                                     James F. Felicetty
                                                   Secretary / Treasurer