Form 10-Q
period 2000-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2000-08-14
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 2000
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

Yes [X]              No [ ]

This issuer has one class of common stock (no par value) with 17,461,101 shares outstanding as of June 30, 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



PART I - Financial Information                                                      Page
------------------------------                                                      ----
       Item 1. Financial Statements

               Independent Accountant's Report                                       1

               Condensed Consolidated Balance Sheet - June 30, 2000,
               and December 31, 1999                                                 2

               Condensed Consolidated Statement of Income - Three and Six Months
               Ended June 30, 2000 and 1999                                          3

               Condensed Consolidated Statement of Cash Flows - Six Months
               Ended June 30, 2000 and 1999                                          4-5

               Notes to Condensed Consolidated Financial Statements                  6-8

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                            9-18

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                                           19

PART 11 - Other Information

       Item 1. Legal Proceedings                                                     20

       Item 4. Submission of Matters to a Vote of Security Holders                   20

       Item 5. Other Information                                                     20

       Item 6. Exhibits and Reports on Form 8-K                                      20

               Signatures                                                            21

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Shareowners
Frontier Financial Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Frontier Financial Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of the income and cash flows for the three and six months ended June 30, 2000. These financial statements are the responsibility of Frontier Financial Corporation's management.

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


Everett, Washington
August 1, 2000

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                   (In thousands, except shares)

                                                                               June 30,                  December 31,
ASSETS                                                                           2000                        1999
                                                                              ------------               ------------
Cash & Balances Due from Depository Institutions                              $     50,311               $     44,858
Securities:
    Available for Sale-Market Value                                                103,815                    103,467
    Held to Maturity-Amortized Cost
               (Fair Value 6-30-00:  $28,173; 12-31-99: $28,408)                    27,847                     28,047
                                                                              ------------               ------------
               Total Securities                                                    131,662                    131,514
Federal Funds Sold                                                                  12,355                         --
Loans:
  Loans, Net of Unearned Income                                                  1,207,454                  1,053,214
  Less:  Allowance for Loan Losses                                                 (20,426)                   (19,651)
                                                                              ------------               ------------
               Net Loans                                                         1,187,028                  1,033,563
Premises & Equipment, Net                                                           18,611                     18,290
Other Real Estate Owned                                                                481                        736
Intangible Assets                                                                    1,201                      1,264
Other Assets                                                                        16,847                     15,391
                                                                              ------------               ------------
    TOTAL ASSETS                                                              $  1,418,496               $  1,245,616
                                                                              ============               ============

LIABILITIES

Deposits:
  Non-Interest Bearing                                                        $    154,475               $    145,565
  Interest Bearing                                                                 941,920                    821,215
                                                                              ------------               ------------
    Total Deposits                                                               1,096,395                    966,780
Federal funds Purchased                                                             33,108                      6,660
Securities sold under repurchase agreements                                         19,357                     21,892
Federal Home Loan Bank advances                                                    100,176                     95,189
Other Liabilities                                                                   12,917                      7,726
                                                                              ------------               ------------
    TOTAL LIABILITIES                                                            1,261,953                  1,098,247
                                                                              ------------               ------------

SHAREOWNERS' EQUITY

Common Stock                                                                        91,355                     91,302
Retained Earnings                                                                   68,647                     59,360
Accumulated other comprehensive income (loss),
    net of tax effect                                                               (3,459)                    (3,293)
                                                                              ------------               ------------
    TOTAL SHAREOWNERS' EQUITY                                                      156,543                    147,369
                                                                              ------------               ------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                     $  1,418,496               $  1,245,616
                                                                              ============               ============

Shares outstanding at the end of the period                                     17,461,101                 17,545,587
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
--------------------------------------------------------------------------------
                                    (In Thousands, Except for Per Share Amounts)

                                                    Three Months Ended                       Six Months Ended
                                             --------------------------------        --------------------------------
                                               June 30,            June 30,            June 30,            June 30,
                                                2000                 1999                2000                1999
                                             ------------        ------------        ------------        ------------
INTEREST INCOME
   Interest & Fees on Loans                  $     29,122        $     22,718        $     55,505        $     44,317
   Interest on Investments                          2,319               2,464               4,859               5,180
                                             ------------        ------------        ------------        ------------
       Total Interest Income                       31,441              25,182              60,364              49,497
INTEREST EXPENSE
   Interest on Deposits                            11,497               8,589              22,040              17,151
   Interest on Borrowed Funds                       2,284               1,225               4,198               2,336
                                             ------------        ------------        ------------        ------------
       Total Interest Expense                      13,781               9,814              26,238              19,487
                                             ------------        ------------        ------------        ------------

Net Interest Income                                17,660              15,368              34,126              30,010
                                             ------------        ------------        ------------        ------------

PROVISION FOR LOAN LOSSES                            (200)               (200)               (400)               (500)
                                             ------------        ------------        ------------        ------------

NONINTEREST INCOME
   Service Charges on Deposit Accounts                577                 581               1,150               1,114
   Other Noninterest Income                           719                 769               1,379               1,473
                                             ------------        ------------        ------------        ------------
       Total Noninterest Income                     1,296               1,350               2,529               2,587
                                             ------------        ------------        ------------        ------------

NONINTEREST EXPENSE
   Salaries & Employee Benefits                     4,476               3,905               8,802               7,783
   Occupancy Expense                                1,091                 800               1,938               1,686
   Other Noninterest Expense                        2,526               2,173               3,718               3,712
                                             ------------        ------------        ------------        ------------
       Total Noninterest Expense                    8,093               6,878              14,458              13,181
                                             ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAX                           10,663               9,640              21,797              18,916

PROVISION FOR INCOME TAX                           (3,567)             (3,266)             (7,363)             (6,548)
                                             ------------        ------------        ------------        ------------

       NET INCOME                            $      7,096        $      6,374        $     14,434        $     12,368
                                             ============        ============        ============        ============

Average Number of Shares Outstanding
   for the Period                              17,490,372          17,520,204          17,490,372          17,520,204
Basic earnings per share                     $       0.41        $       0.36        $       0.83        $       0.71
                                             ============        ============        ============        ============
Diluted shares                                 17,543,859          17,618,937          17,543,859          17,618,937
Diluted earnings per share                   $       0.40        $       0.36        $       0.82        $       0.70
                                             ============        ============        ============        ============



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

                                                                       SIX MONTHS ENDED
                                                            --------------------------------------
                                                            June 30, 2000            June 30, 1999
                                                            -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $  14,434               $  12,368
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                  603                     809
      Provision for loan losses                                      400                     500
      FHLB stock dividends                                          (356)                     --
      Deferred taxes                                                 204                      --
      Increase in income taxes payable                             1,271                    (302)
      Decrease in interest receivable                             (1,246)                   (325)
      Increase (Decrease) in interest payable                      3,220                     (70)
      Loss on sale of fixed assets                                    --                      70
      Loans originated for sale                                   (6,026)                (13,430)
      Proceeds from sale of loans                                  6,026                  14,169
      Other operating activities                                     492                     500
                                                               ---------               ---------
Net cash provided by operating activities                         19,022                  14,289
                                                               ---------               ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                               (12,355)                 38,234
Proceeds from maturities of AFS & HTM securities                   1,453                  20,691
Purchase of AFS securities                                        (1,500)                (10,175)
Purchase of HTM securities                                            --                  (9,900)
Cash dividends paid                                               (3,326)                 (4,379)
Net cash flows from loan activities                             (153,660)                (76,375)
Purchases of premises and equipment                                 (949)                   (623)
Proceeds from the sale of other real estate owned                    256                    (350)
Purchase of treasury stock                                        (1,841)                     --
Other investing activities                                            --                      --
                                                               ---------               ---------
Net cash used by investing activities                           (171,922)                (42,877)
                                                               ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing deposits                         2,281                  12,840
Net change in interest bearing deposit                           127,335                   4,316
Proceeds from issuance of stock                                       72                     676
Principal payments on long term debt                                  --                     (96)
Advances from FHLB                                               165,000                  25,000
Repayment of FHLB advances                                      (160,013)                (20,013)
Net change in Federal Funds purchased                             23,913                   7,850
Other financing activities                                          (235)                     24
                                                               ---------               ---------
Net cash provided by financing activities                        158,353                  30,597
                                                               ---------               ---------



                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                       $ 5,453              $ 2,009

CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                                                         44,858               44,233
                                                                                     -------              -------

CASH AND DUE FROM BANKS AT END
      OF PERIOD                                                                      $50,311              $46,242
                                                                                     =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                             $23,027              $19,567
Cash paid during the period for income taxes                                           6,204                6,850
Real estate taken as settlement for loan obligations                                      --                  350
Real estate taken as settlement for loan obligations - Financed by Bank                   --                   --

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The condensed consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries (the "Corporation"). All significant intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements have not been audited and have been prepared substantially consistent with the accounting principles applied in the 1999 Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for year-end December 31, 2000.

Certain reclassifications of 1999 amounts were made in order to conform to the 2000 presentation, none of which affect previously reported net income.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 entitled Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material effect on its financial condition or results of operation.

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

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - (Continued)


The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2000:


             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)

                                                            Gross                  Gross
                                     Amortized            Unrealized             Unrealized            Aggregate
                                       Cost                 Gains                  Losses              Fair Value
                                     ----------------------------------------------------------------------------
AFS SECURITIES
   Equities                          $ 14,878              $    100               $     --               $ 14,978
   U.S. Treasuries                        252                    22                     --                    274
   U.S. Agencies                       70,183                     5                 (5,062)                65,126
   Corporate securities                23,773                    31                   (413)                23,391
   Municipal securities                    50                                           (4)                    46
                                     ----------------------------------------------------------------------------
           Totals                     109,136                   158                 (5,479)               103,815
                                     ----------------------------------------------------------------------------

HTM SECURITIES
   Municipal securities                27,347                   373                    (47)                27,673
   Corporate Securities                   500                    --                     --                    500
                                     ----------------------------------------------------------------------------
           Totals                      27,847                   373                    (47)                28,173
                                     ----------------------------------------------------------------------------
           Totals                    $136,983              $    531               $ (5,526)              $131,988
                                     ============================================================================

                         MATURITY SCHEDULE OF SECURITIES

                              Available for Sale                            Held to Maturity
                         Amortized              Fair                 Amortized              Fair
  MATURITY                 Cost                 Value                  Cost                 Value
                         --------------------------------------------------------------------------
   0-1 Yr                $ 18,595              $ 18,706              $    155              $    156
  1-5 Yrs                  22,157                21,645                 7,288                 7,387
  5-10 Yrs                 62,453                57,749                19,363                19,596
Over 10 Yrs                 5,931                 5,715                 1,041                 1,034
                         --------------------------------------------------------------------------
                         $109,136              $103,815              $ 27,847              $ 28,173
                         ==========================================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - (Continued)


                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended June 30, 2000

AFS SECURITIES
Proceeds From Sales                                    $  0
Gross Realized Gains                                     --
Gross Realized Losses                                    --
Gross Gains & Losses Included In Earnings
   Transfers To the Trading Category                     --
Net Change In Unrealized Holding Gains Or
   Losses Included In The Separate
   Components of Shareowners' Equity                   $139

HTM SECURITIES
Sale Or Transfers From This Category                   $  0


NOTE 4. LOANS
        The following is an analysis of the loan portfolio by major type of loans:


                                June 30, 2000              Dec 31, 1999
                                -------------              ------------
Commercial                       $   250,896               $   210,327
Real Estate:
   Commercial                        485,319                   445,009
   Construction                      327,662                   266,969
   Residential                       112,890                   103,661
Installment                           37,719                    33,370
                                 -----------               -----------
                                   1,214,486                 1,059,336
Unearned Fee Income                   (7,032)                   (6,122)
                                 -----------               -----------
   Total Loans                   $ 1,207,454               $ 1,053,214
                                 ===========               ===========

NOTE 5.  EQUITY

In 2000 the Board of Directors declared a first quarter cash dividend of $.09 per share payable on February 11, 2000, and a second quarter cash dividend of $.10 per share payable on May 15, 2000. A two-for-one stock split and a $.25 per share, post-split annual cash dividend was paid on March 19, 1999. Please see
Item 5, page 20.

In July of 2000, the Corporation declared an $.11 per share dividend to shareowners of record July 31, 2000 and payable on August 14, 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

NOTE 6. SUBSEQUENT EVENTS

On July 20, 2000 the Corporation completed its merger with Liberty Bay
Financial Corporation (Liberty) of Poulsbo, Washington and its wholly owned subsidiary, North Sound Bank. The Corporation accounted for the transaction as a pooling-of-interests. Shareowners of Liberty received 10.5 shares of the Corporation's common stock for each share of Liberty stock outstanding. At June 30, 2000 Liberty had total assets of approximately $185 million, $146 million in loans, $159 million in deposits, $22 million in equity, $6 million in net interest and noninterest income and $1.4 million in net income. Approximately 23 million shares of the Corporation common stock were issued to complete the transactions.

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the second quarter of 2000 was $7.1 million versus $6.4 million for the second quarter of 1999, or up 11.3%. The reason for the increase in net income in 2000 was due to an increase in net interest income of $2.3 million, or 14.9%. This marks the sixty-sixth consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the second quarter of 2000 and 1999, unless otherwise indicated.

Annualized return on average assets (ROA) was 2.04% in 2000 and 2.17% in 1999. Annualized return on average stockholder's equity (ROE) in 2000 was 17.94%, as compared to 18.81% in 1999. Diluted earnings per share were $.40 for 2000, and $.36 for 1999.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates twenty-six banking offices in King, Pierce, Snohomish, Skagit and Whatcom counties. A merger between the corporation and Liberty Bay Financial Corporation was consummated on July 20, 2000, and will add eight branch offices to the Corporation franchise. These offices are located in Clallam, Jefferson, and Kitsap counties. These eight counties will be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

BALANCE SHEET - June 30, 2000/December 31, 1999

During the first six months of 2000 investment securities increased slightly. For the last few years management has been allowing the securities held by the bank to run off for the purpose of funding loan growth. However, in order to reduce the excessive capital of the bank, dividends were paid to the holding company for purchase of investment securities. These purchases at the holding company level offset the runoff that the bank experienced during this period. During the second half of this year it is expected that the investment securities will remain flat or decline somewhat.

Federal funds sold were accumulated during the first half of the year, mainly to either fund growth of the loan portfolio or to pay down borrowings. The timing of the debt reduction did not occur prior to quarter end.

The loan portfolio had exceptionally strong growth in the first half of 2000. Loans, net of unearned income, rose $154.2 million or 14.6%. This compares to a first six months growth in loans in 1999 of $75.5 million, or 8.4%. The increase in 2000 is attributable to strong local economy and business development efforts. The loan-to-deposit ratio at the end of the first six months of 2000 increased to 110.1% from 108.9% at year-end 1999.

The table below indicates the changes in the mix of the loan portfolio from beginning to the end of the period, net of deferred loan fees:


                                                 June 30, 2000                             December 31, 1999
                                      ----------------------------------          ----------------------------------
                                         Amount               % of total            Amount                % of total
                                      ----------              ----------          ----------              ----------
Installment                           $   37,745                  3.1%            $   33,393                  3.2%
Commercial                               250,274                 20.7%               209,915                 19.9%
Real estate commercial                   484,354                 40.1%               441,882                 42.0%
Real estate construction                 323,350                 26.8%               265,092                 25.1%
Real estate residential                  111,731                  9.3%               102,932                  9.8%
                                      ----------                -----             ----------                -----
       Total                          $1,207,454                100.0%            $1,053,214                100.0%


As a percent, commercial loans increased from 19.9% to 20.7%. This increase was due to management's recognition that commercial loans should receive more emphasis than the real estate portion of the portfolio. However, it should be noted that numerous loans classified as real estate are commercial loans secured by real estate.

The decrease in real estate commercial loans was offset by an increase in real estate construction, reflecting the strong market for continued building in the area, notwithstanding the layoffs by the Boeing Company over the last few years.

Funding of asset growth during the first six months was accomplished by increased interest bearing deposits of $120.7 million, or 14.7%, and increased borrowings of $28.9 million. The cost of funding asset growth reduced the taxable equivalent (TE) net interest margin (NIM) to 5.35%, a decrease from 5.57% in the same period of 1999. However, the TE NIM increased between the first and second quarters of 2000. It is expected that the Corporation will continue to rely on certificates of deposit (cd's) for the majority of funding going forward.

BALANCE SHEET - June 30, 2000/June 30, 1999

Below, are abbreviated balance sheets at the end of the respective quarters which indicated the changes that have occurred in the major portfolios of the Corporation over the past year:

At June 30,                          2000                    1999                  $ Change                % Change
--------------------              ----------              ----------              ----------               --------
Loans                             $1,207,454              $  973,652              $  233,802                 24.0%
Investments                          131,662                 141,806              $  (10,144)                -7.2%
Federal Funds Sold                    12,355                   7,620              $    4,735                 62.1%
                                  ----------              ----------              ----------                 ----
Total Earning Assets              $1,351,471              $1,123,078              $  228,393                 20.3%
                                  ----------              ----------              ----------                 ----
Total Assets                      $1,418,496              $1,183,662              $  234,834                 19.8%

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------


At June 30,                                  2000                    1999                  $ Change              % Change
-----------                               ----------              ----------              ----------             --------
Noninterest bearing deposits              $  154,475              $  145,079              $    9,396                 6.5%
Interest bearing deposits                    941,920                 798,761                 143,159                17.9%
                                          ----------              ----------              ----------                ----
Total deposits                             1,096,395                 943,840                 152,555                16.2%
                                          ==========              ==========              ==========                ====
Federal Funds purchased
  and Repurchase Agreements                   52,465                  39,708                  12,757                32.1%
FHLB borrowings                              100,176                  55,202                  44,974                81.5%
                                          ----------              ----------              ----------                ----
Capital                                   $  156,543              $  135,919              $   20,624                15.2%
                                          ==========              ==========              ==========                ====


At quarter end 2000, loans were up $233.8 million, or 24.0% over the previous year. This increase in loans over the last year was due, for the most part, to the economic growth of the region, expansion by the Corporation and continued emphasis on loan development. The annualized growth rate for the first six months of 2000 versus the same period in 1999, was 29.2% versus 16.8% respectively.

Investments decreased $10.1 million, or 7.2% for the period. This continuing trend in the runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. Federal funds sold increased over the prior period mainly due to timing and liquidity purposes.

Noninterest bearing deposits grew at a 6.5% rate to $154.5 million. Interest bearing deposits increased $143.2 million or 17.9%, with all of the growth being attributable to time deposits.

At June 30, 2000, NOW and money Market accounts made up 17.0% of total interest bearing deposits. At June 30, 1999 those deposits made up 17.9%. Savings deposits, a year ago, made up 24.3% of interest bearing deposits, and 17.7% in 2000. Time deposits were 57.8% of total interest bearing deposits in 1999, and 65.3% in 2000.

Over the last year, NOW and Money Market deposits increased $17.3 million, or 12.1%; savings deposits decreased $27.4 million, or 14.1%, and time deposits increased $153.2 million or 33.2%. The reason for the significant change in the mix over the last year was due mainly to a CD promotion the Bank had in January of 2000 which increased those type of deposits approximately $93.0 million. A good majority of which came from other deposit accounts. This increased the cost of funds for the Corporation, but it is felt that a good portion of these clients will remain depositors of the Bank.

The increase of $12.8 million, or 32.1% in federal funds purchased and securities sold under agreements to repurchase (repo's) for the period, was due to asset funding requirements. FHLB borrowings also increased substantially over the year for the same reason. $75 million of the FHLB borrowings have options whereby the FHLB can request return of the funds at any time on pre-determined put dates. Such contingencies have been planned for by management.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Capital has grown $20.6 million over the past year, or 15.2%. Over the last five years management has been aware that the capital of the Corporation has been larger than necessary. As part of a plan to better manage capital growth, on March 19, 1999 the Corporation paid its first annual cash dividend of $.25 per share. Unrelated to capital management, but designed to create interest in the stock, the Board of Directors concurrently declared a two-for-one stock split. In the first quarter of 2000, the Corporation paid it first quarterly dividend of $.09 per share. Also during the first quarter of 2000, the Corporation began a stock repurchase program, purchasing 94,400 shares in the public market at a cost of more than $1.8 million. The program was suspended when the Corporation announced that an agreement to merge with Liberty Bay Financial Corporation had been signed. In the second quarter the Corporation has declared a $.10 per share dividend. During the past year, the total reduction of capital by dividends and the repurchase program was $5.1 million. In July of 2000, the Corporation declared an $.11 per share dividend to shareowners of record July 31, 2000 and payable on August 14, 2000. Management will continue to review options for the best use of capital.

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


For quarter ended June 30,                   2000                    1999                  $ Change               % Change
--------------------------                ----------              ----------              ----------              --------
Loans                                     $1,178,056              $  956,806              $  221,250                 23.1%
Investments(*)                               137,199                 145,458                  (8,259)                -5.7%
Federal funds sold                            10,910                  16,096                  (5,186)               -32.2%
                                          ----------              ----------              ----------                 ----
Total earning assets                       1,326,165               1,118,360                 207,805                 18.6%
                                          ==========              ==========              ==========                 ====
Total assets                               1,388,325               1,174,095                 170,084                 14.5%
                                          ==========              ==========              ==========                 ====

Noninterest bearing deposits              $  157,296              $  147,213              $   10,083                  6.8%
Interest bearing deposits                    909,095                 780,193                 128,902                 16.5%
                                          ----------              ----------              ----------                 ----
Total deposits                            $1,066,391              $  927,406              $  138,985                 15.0%
                                          ==========              ==========              ==========                 ====
Federal funds purchased
   and repurchase agreements              $   41,703              $   36,921              $    4,782                 13.0%
FHLB borrowings                              108,750                  63,721                  45,029                 70.7%
                                          ----------              ----------              ----------                 ----
Capital(*)                                   158,188                 135,570                  22,618                 16.7%
                                          ==========              ==========              ==========                 ====

Total interest income (TE)                $   31,441              $   25,182              $    6,259                 24.9%
Total interest expense                        13,781                   9,814                   3,967                 40.4%
                                          ----------              ----------              ----------                 ----
Net interest income                       $   17,660              $   15,368              $    2,292                 14.9%
                                          ==========              ==========              ==========                 ====

(*)Shown at amortized cost, or adjusted for unrealized gain/(loss).

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - (Continued)
--------------------------------------------------------------------------------


In 2000, average total earning assets as a percent of average total assets were 95.5%, and 95.3% in 1999. This ratio indicates how efficiently assets are being utilized. Average loans were 84.9% and 81.5%, respectively and investments were 9.9% and 12.4%, for the same periods. Average federal funds sold were .8% and 1.4% over the period. Average total deposits to loans were 110.5% and 103.2%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $8.5 million or 6.2%; savings accounts decreased $20.2 million, or 10.7%, and time cd's increased $140.5 million or, 30.9%.

Earning Assets

Using a 365 day base (previous reports used a 360 day base), the yield on total earning assets increased .48% in the second quarter 2000 to 9.60% from 9.12%. This was due to an increase in loan yields as the result of six Prime lending rate increases over the period. The cost of total interest bearing liabilities increased .75%, from 4.47% in 1999 to 5.22% in 2000. At the end of current quarter, the NIM dropped to 5.42% from 5.59% a year earlier. However, the NIM improved .14% from the first quarter to the second quarter of 2000. Management has expected this decline in the net interest margin which is due to competitive factors.

On a TE basis, net interest income was $18.0 million in 2000, versus $15.6 million in 1999, for an increase in net interest income of $2.4 million. Total interest income increased $6.3 million, and total interest expense increased $3.9 million, for an increase in net interest income of $2.4 million.

The increase of $207.8 million in the average balance of earning assets increased interest income by $5.3 million, and a increase in interest rates increased interest income by $1.0 million, for a net increase of $6.3 million.

The annualized yield on total loans increased from 9.56% in 1999 to 9.95% in 2000. Business loans increased from 9.09% to 9.91%; real estate commercial loans decreased in yield from 9.19% to 8.91%; real estate construction loans increased in yield from 10.87% to 11.38%; real estate mortgage loans increased from 9.15% to 10.42%, and installment loans increased from 9.27% to 9.98%.

The yield on investments increased from 6.73% in 1999 to 6.89% in 2000, and the yield on federal funds sold increased from 4.85% in 1999 to 6.12% in 2000.

Interest Bearing Liabilities

The increase of $178.7 million in average balance of total interest bearing liabilities increased interest expense by $2.3 million, and the rates paid on interest bearing liabilities increased interest expense $1.6 million for a net change of $3.9 million.

The cost of NOW and money market accounts increased from 2.53% in 1999, to 2.92% in 2000. Savings accounts costs were 3.60% in 1999, and 3.82% in 2000. Time cd's increased in cost from 5.32% in 1999 to 5.95% in 2000. Short-term borrowings increased from 4.40% to 5.92%, and FHLB borrowings increased from 5.16% in 1999 to 6.15% in 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Noninterest Income and Expense
--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE

Total noninterest income decreased $54 thousand in 2000, or 4.0% from a year ago. Service charges decreased from $581 thousand to $577 thousand, or .7%. Although the number of accounts susceptible to service charges has increased by 619 accounts over the past year, higher average balances are being maintained which reduces income from this source.

Other income for the period was down by $50 thousand, or 6.5%. There was a gain on the sale of ORE in 2000 totaling $29 thousand, but no gain during the 1999 period. Therefore, other income is down $79 thousand for the current period. This decrease is attributable to a decline in loan servicing fees of $39 thousand, broker loan fees of $23 thousand, and a decline in loan collection fees of $74 thousand. Insurance and financial service fee income was flat for the period at $94 thousand and trust fees were up $6 thousand. Loan servicing fees and broker loan fees are two fees that are generated by the real estate division of the Bank. Management expected these activities to decrease due to higher interest rates.

The market value of trust assets at quarter end 2000 was $199.5 million, as compared to $189.2 million in 1999, an increase of $10.3 million, or 5.4%.

Total noninterest expenses increased $1.2 million, or 17.7% for the period. Salaries and benefits increased $571 thousand, or 14.6%. Salaries themselves increased $308 thousand, or 11.2%. 3.6% of the increase was due to an increase in staff, and 7.6% was attributable to merit raises and bonuses. There were 400 FTE employees at June 30, 2000. Benefits increased $263 thousand, or 23.0%. The increase was due to increased profit sharing reserves of $75 thousand and increased medical premium cost of $179 thousand.

Total occupancy expense increased $291 thousand, or 36.4%. 29.0% or $316 thousand of occupancy expense was depreciation in 2000, and $350 thousand, or 43.8% was depreciation in 1999. Excluding depreciation, occupancy expense increased $325 thousand, or 72.2% in 2000. The increase was due to increased furniture, equipment and maintenance agreements expense of $165 thousand relating to the new Kent Branch and schedule maintenance and repairs. Rental expense for the period increased $38 thousand. With the closing of the Liberty Bay Financial Corporation merger, it is expected that higher than normal occupancy expenses will continue through the remainder of the year.

Other expense increased $353 thousand, or 16.2%. This increase was due to a loss on ORE of $38 thousand; an fraud loss of $164 thousand; and increased professional fees, related to the merger, of $99 thousand.

Banks and bank holding companies use a computation call the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is computed by dividing total noninterest expense, less intangible amortization expense and other non-recurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the second quarter was 41% and 40% for 1999. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Loans - Impaired Assets
--------------------------------------------------------------------------------


LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                        (In thousands)

Period ended June 30,                                             2000                     1999
---------------------                                          ----------               ----------
Non-accruing loans                                             $    2,490               $    4,535
Loans past due 90 days or more and still accruing                      --                       --
Restructured loans(*)                                                  --                       --
Other real estate owned                                               481                    1,597
                                                               ----------               ----------
      Total non-performing loans                               $    2,971               $    6,132
                                                               ==========               ==========
Total assets at end of period                                  $1,418,496               $1,183,662
                                                               ----------               ----------
As a percent of assets outstanding                                   0.21%                    0.52%
                                                               ==========               ==========

(*)Not included unless past due. The Corporation has only one restructured loan for under $100,000.

Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. This then progresses to phone calls and letters, followed by legal activity when and if necessary. At one month past due, the loan is tracked and reported as a delinquency. No particular trends in the levels of delinquent loans are noted at this time.

It is the bank's practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest, in a timely manner, is in doubt. No particular trends in the levels of non-accrual loans or other real estate owned are noted at this time.

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred.

Management works diligently on the collection or liquidation of non-performing assets. The overall level of non-accruing loans declined in the second quarter due to the resolution of some impaired loans. Other real estate owned at the end of the second quarter of 2000 consisted of four residential lots which are pending permits, one house which is up for sale and one residential lot which is for sale. One of the properties is currently under a sale agreement.

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $284.3 million in 2000, or 25.5% of total loans, and $204.6 million in 1999, or 21.0% of total loans. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area has enjoyed a consistent real estate market, and while cognizant of the possible impacts of higher interest rates, etc. in slowing levels of activity, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Credit Concentrations - (Continued)
--------------------------------------------------------------------------------

At June 30, 2000 and 1999, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the six months ending June 30, 2000, the allowance for possible loan losses increased to $20.4 million, or 1.69% of total loans, from $19.7 million, or 1.87% of total loans at year end 1999. Year-to-date net loan losses were net recoveries of $375 thousand.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

The statement of cash flows on pages 4 and 5 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2000 and 1999. This discussion addresses those periods of time.

Net cash provided by operating activities in 2000 totaled $19.0 million, as compared to $14.3 million in 1999. The largest component providing net cash was net income of $14.4 million in 2000 and $12.4 million in 1999. Net loans originated and sold in the real estate secondary market for the second quarter of 2000 were 57.5% lower than 1999 due to a slowing in refinances. This slowdown had been expected by management.

Investing activities in 2000 and 1999, were centered in the loan area, which had a net funding requirement of $153.7 million in 2000, and $76.4 million in 1999. Few investments matured in the second quarter of 2000, and AFS purchases were $1.5 million. In 1999, proceeds from maturing securities were rolled over. Fed Fund cash flows declined substantially from the 1999 period, as liquidity has been necessary due to the growth of the loan portfolio.

Financing the investment activities in 2000 was mainly a combination of cd's of $127.3 million and $5.0 million in net advances from the FHLB. In 1999, financing the investment activities was mainly a combination of core deposits (including NOW, Money Market and Savings accounts) of $12.8 and $7.8 million in Fed funds purchased.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At June 30, 2000, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2000 was $156.5 million (including unrealized losses on securities). This amount compares to $147.4 million at December 31, 1999, an increase of $9.1 million, or 6.2%. Almost all of the increase came from the retained earnings of the Bank.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At June 30, 2000, the Corporation's leverage ratio was 11.45%, compared to 11.86% at year end 1999. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.59% and 13.84% at June 30, 2000, and 13.69% and 14.94% at December 31, 1999.

Management constantly monitors the level of capital of the Corporation, and believes that capital is currently larger than necessary to meet present needs, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Impact on Year 2000 Issues
--------------------------------------------------------------------------------

IMPACT ON YEAR 2000 ISSUES

There were no Corporation Y2K problems that arose during the second quarter of 2000. However, the Corporation continues to be vigilant in monitoring its loan portfolio and customer base for potential problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management considers interest rate risk to be a market risk that could have a significant affect of the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end that have not been included in this discussion.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe", "expect", "anticipate", "should", "planned", "estimated" or "potential" to name a few. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Frontier Financial Corporation include those related to the economic environment, particularly in the areas in which Frontier operates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On April 20, 2000 the Annual Shareowner's Meeting was held in Everett, Washington. The only item to be voted upon was election of Class II Directors to a term expiring in 2003. Those incumbent Directors were voted by more than a majority of the shareowners as follows:

                                              Lucy                  J. Donald               William J.               Edward C.
                                             DeYoung                  Regan                  Robinson                Rubatino
                                            ----------              ----------              ----------              ----------
        Votes for                           13,500,579              13,561,087              13,531,413              13,560,421
        Votes against/withheld                  88,898                  28,390                  58,064                  29,056

Item 5. Other Information

        (a) In May 2000, the Corporation opened it 26th banking office in Kent, Washington.

        (b) On July 20, 2000, the merger between the Corporation and Liberty Bay Financial Corporation was consummated.

        (c) On January 20, 2000, the Board of Directors of the Corporation declared a $.09 per share first quarter cash dividend payable to shareowners of record of January 28, 2000 and payable February 11, 2000.

        (d) On April 20, 2000, the Board of Directors of the Corporation declared a $.10 per share second quarter cash dividend payable to shareowners of record as of May 1, 2000, and payable on May 15, 2000.

        (e) On July 19, 2000, the Board of Directors of the Corporation declared an $.11 per share third quarter cash dividend payable to shareowners of record as of July 31, 2000, and payable on August 14, 2000.

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


                                            FRONTIER FINANCIAL CORPORATION



Date:  August 8, 2000                          /s/ James F. Felicetty
                                            ------------------------------------
                                               James F. Felicetty
                                               Secretary/Treasurer