Form 10-Q
period 2000-09-30
FRONTIER FINANCIAL CORP /WA/
filed 2000-11-14
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 2000
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


            Washington                                    91-1223535
---------------------------------             ----------------------------------
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

Yes [X] No [ ]

This issuer has one class of common stock (no par value) with 19,725,457 shares outstanding as of September 30, 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                                                                                               Page
                                                                                                               -----
PART I - Financial Information

           Item 1. Financial Statements

                     Consolidated Balance Sheet - September 30, 2000,
                     and December 31, 1999                                                                         1

                     Consolidated Statement of Income - Three and Nine Months
                     Ended September 30, 2000 and 1999                                                             2

                     Consolidated Statement of Cash Flows - Nine Months
                     Ended September 30, 2000 and 1999                                                           3-4

                     Notes to Consolidated Financial Statements                                                  5-8

           Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                              8-18

           Item 3.   Quantitative and Qualitative Disclosures about
                        Market Risk                                                                               18

PART II - Other Information

           Item 1.   Legal Proceedings                                                                            19

           Item 4.   Submission of Matters to a Vote of Security Holders                                          19

           Item 5.   Other Information                                                                            19

           Item 6.   Exhibits and Reports on Form 8-K                                                             19

                     Signatures                                                                                   20

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------



                                                                      September 30,      December 31,
                                                                          2000               1999
                                                                      ------------       ------------
                                                                       (In thousands, except shares)
ASSETS
Cash & Balances Due from Depository Institutions                      $     58,085       $     53,098
Securities:
    Available for Sale - Market Value                                      119,072            122,872
    Held to Maturity - Amortized Cost
               (Fair Value 9-30-00:  $31,203; 12-31-99: $31,629)            30,672             32,162
                                                                      ------------       ------------
               Total Securities                                            149,744            155,034
Federal Funds Sold                                                          13,195              5,145
Loans:
  Loans, Net of Unearned Income                                          1,378,555          1,187,291
  Less:  Allowance for Loan Losses                                         (22,293)           (21,007)
                                                                      ------------       ------------
               Net Loans                                                 1,356,262          1,166,284
Premises & Equipment, Net                                                   26,783             26,584
Other Real Estate Owned                                                        507                821
Intangible Assets                                                            1,295              1,410
Other Assets                                                                19,342             17,035
                                                                      ------------       ------------
    TOTAL ASSETS                                                      $  1,625,213       $  1,425,411
                                                                      ============       ============

LIABILITIES

Deposits:
  Non-Interest Bearing                                                $    189,747       $    172,602
  Interest Bearing                                                       1,106,343            951,114
                                                                      ------------       ------------
    Total Deposits                                                       1,296,090          1,123,716
Federal funds Purchased and
  Securities sold under repurchase agreements                               63,499             29,192
Federal Home Loan Bank advances                                             65,169             95,189
Other Liabilities                                                           14,876              9,054
                                                                      ------------       ------------
    TOTAL LIABILITIES                                                    1,439,634          1,257,151
                                                                      ------------       ------------

SHAREOWNERS' EQUITY

Common Stock                                                                93,600             93,420
Surplus                                                                      7,375              6,966
Retained Earnings                                                           87,746             71,396
Accumulated other comprehensive income (loss),
    net of tax effect                                                       (3,142)            (3,522)
                                                                      ------------       ------------
    TOTAL SHAREOWNERS' EQUITY                                              185,579            168,260
                                                                      ------------       ------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                             $  1,625,213       $  1,425,411
                                                                      ============       ============

Shares outstanding at the end of the period                             19,725,457         19,797,277


                 The accompanying notes are an integral part of
                          these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------



                                                  Three Months Ended                     Nine Months Ended
                                            -------------------------------       -------------------------------
                                            September 30,      September 30,      September 30,      September 30,
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
                                                         (In Thousands, Except for Per Share Amounts)
INTEREST INCOME
   Interest & Fees on Loans                 $     34,559       $     27,450       $     97,405       $     77,763
   Interest on Investments                         2,712              2,880              8,201              9,290
                                            ------------       ------------       ------------       ------------
       Total Interest Income                      37,271             30,330            105,606             87,053
                                            ------------       ------------       ------------       ------------
INTEREST EXPENSE
   Interest on Deposits                           14,449             10,078             39,029             29,543
   Interest on Borrowed Funds                      2,227              1,406              6,536              3,751
                                            ------------       ------------       ------------       ------------
       Total Interest Expense                     16,676             11,484             45,565             33,294
                                            ------------       ------------       ------------       ------------

Net Interest Income                               20,595             18,846             60,041             53,759
                                            ------------       ------------       ------------       ------------

PROVISION FOR LOAN LOSSES                           (345)            (1,151)              (907)            (1,739)
                                            ------------       ------------       ------------       ------------

NONINTEREST INCOME
   Securities Gains (Losses)                          --                 --                 --                 --
   Service Charges on Deposit Accounts               662                703              1,970              2,011
   Other Noninterest Income                        1,526              1,805              3,534              4,188
                                            ------------       ------------       ------------       ------------
       Total Noninterest Income                    2,188              2,508              5,504              6,199
                                            ------------       ------------       ------------       ------------

NONINTEREST EXPENSE
   Salaries & Employee Benefits                    5,505              5,424             16,317             15,346
   Occupancy Expense                               1,486              1,263              4,172              3,700
   Other Noninterest Expense                       2,567              2,360              7,471              7,171
                                            ------------       ------------       ------------       ------------
       Total Noninterest Expense                   9,558              9,047             27,960             26,217
                                            ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAX                          12,880             11,156             36,678             32,002

PROVISION FOR INCOME TAX                          (4,477)            (3,703)           (12,470)           (10,871)
                                            ------------       ------------       ------------       ------------

       NET INCOME                           $      8,403       $      7,453       $     24,208       $     21,131
                                            ============       ============       ============       ============

Average Number of Shares Outstanding
   for the Period                             19,719,073         19,784,892         19,734,397         19,776,306
Basic earnings per share                    $       0.43       $       0.38       $       1.23       $       1.07
                                            ============       ============       ============       ============
Diluted shares                                19,808,960         19,941,168         19,824,284         19,932,582
Diluted earnings per share                  $       0.42       $       0.37       $       1.22       $       1.06
                                            ============       ============       ============       ============


                 The accompanying notes are an integral part of
                           these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                           SIX MONTHS ENDED
                                                     -----------------------------
                                                     Sept 30, 2000   Sept 30, 1999
                                                     -------------   -------------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $  24,208       $  21,131
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                        1,549           1,978
      Provision for loan losses                              907           1,739
      FHLB stock dividends                                  (583)           (607)
      Deferred taxes                                         164              --
      Increase in income taxes payable                     1,837            (475)
      Decrease in interest receivable                     (2,655)         (1,966)
      Increase in interest payable                         2,724             152
      Loss on sale of fixed assets                            91              70
      Loans originated for sale                          (11,110)        (16,998)
      Proceeds from sale of loans                         11,139          18,621
      Other operating activities                           1,159           2,797
                                                       ---------       ---------
Net cash provided by operating activities                 29,430          26,442
                                                       ---------       ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                        (8,050)         41,629
Proceeds from maturities of AFS & HTM securities           8,950          29,022
Purchase of AFS securities                                (2,500)        (17,914)
Purchase of HTM securities                                    --          (8,536)
Cash dividends paid                                       (5,783)         (5,051)
Net cash flows from loan activities                     (190,491)       (157,486)
Purchases of premises and equipment                       (1,694)         (1,475)
Proceeds from the sale of other real estate owned            314             223
Purchase of treasury stock                                (2,147)           (411)
Cash invested in other real estate                                           (49)
Other investing activities                                    --              24
                                                       ---------       ---------
Net cash used by investing activities                   (201,401)       (120,024)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing deposits                25,972          40,083
Net change in interest bearing deposit                   146,402           6,538
Proceeds from issuance of stock                              694           1,222
Principal payments on long-term debt                        (310)           (445)
Advances from FHLB                                       246,421          61,600
Repayment of FHLB advances                              (275,806)        (36,591)
Net change in Federal Funds purchased                     33,673          29,711
Other financing activities                                   (88)           (411)
                                                       ---------       ---------
Net cash provided by financing activities                176,958         101,707
                                                       ---------       ---------


(Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS            $ 4,987      $ 8,125

CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                              53,098       52,316
                                                          -------      -------

CASH AND DUE FROM BANKS AT END
      OF PERIOD                                           $58,085      $60,441
                                                          =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                  $42,695      $33,146
Cash paid during the period for income taxes               10,326        7,735
Real estate taken as settlement for loan obligations           --          350

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries (the "Corporation"). All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited and have been prepared substantially consistent with the accounting principles applied in the 1999 Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for year-end December 31, 2000.

Restatement of 1999 amounts were made in order to conform to pooling-of-interests accounting, none of which affect previously reported net income.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2. MERGER CONSUMMATED

In July 2000, Liberty Bay Financial Corporation and Subsidiary (LB) was merged into the Corporation. In connection with this transaction, the Corporation issued 2,251,690 shares of common stock to the shareowners of LB in an exchange that gave LB shareowners 10.5 shares of the Corporation's stock for one share of LB stock. The merger has been accounted for as a pooling-of-interests pursuant to generally accepted accounting principles. Accordingly, the Corporation's consolidated financial statements have been restated for all periods prior to the acquisition to include the financial position, results of operations, and cash flow of LB. At the date of acquisition, LB had total assets of $182.3 million, revenue of $9.8 million, and net income of $1.6 million. The effects of the restatement of revenues, net income and shareowner's equity are shown below:


                                              September 30,
In Thousands                                      1999
------------                                  ------------
Revenues
  The Corporation (as previously reported)      $ 80,673
  LB                                              12,579
                                                --------
As Restated                                     $ 93,252
                                                ========
Net Income
  The Corporation (as previously reported)      $ 19,144
  LB                                               1,987
                                                --------
As Restated                                     $ 21,131
                                                ========
Shareowner's Equity
  The Corporation (as previously reported)      $142,064
  LB                                              20,426
                                                --------
As Restated                                     $162,490
                                                ========


NOTE 3. ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 entitled Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material effect on its financial condition or results of operations.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. INVESTMENT SECURITIES

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

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 2000:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
             (In thousands)

                                             Gross         Gross
                             Amortized    Unrealized     Unrealized     Aggregate
                               Cost          Gains         Losses       Fair Value
                             ----------------------------------------------------
AFS SECURITIES
   Equities                  $ 15,967      $     --       $   (132)      $ 15,835
   U.S. Treasuries                251            29             --            280
   U.S. Agencies               84,274             4         (4,478)        79,800
   Corporate securities        23,359            32           (281)        23,110
   Municipal securities            50                           (3)            47
                             ----------------------------------------------------
           Totals             123,901            65         (4,894)       119,072
                             ----------------------------------------------------
HTM SECURITIES
   Municipal securities        28,664           600            (12)        29,252
   Corporate Securities         2,008            --            (57)         1,951
                             ----------------------------------------------------
           Totals              30,672           600            (69)        31,203
                             ----------------------------------------------------
           Totals            $154,573      $    665       $ (4,963)      $150,275
                             ====================================================

                         MATURITY SCHEDULE OF SECURITIES

                               Available for Sale            Held to Maturity
                             Amortized       Fair        Amortized         Fair
   MATURITY                    Cost         Value           Cost           Value
   --------                  ----------------------------------------------------
    0-1 Yr                   $ 33,187      $ 32,718       $  1,499       $  1,488
   1-5 Yrs                     21,832        21,423          9,286          9,365
   5-10 Yrs                    62,954        59,137         18,911         19,403
 Over 10 Yrs                    5,928         5,794            976            947
                             ----------------------------------------------------
                             $123,901      $119,072       $ 30,672       $ 31,203
                             ====================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - (Continued)

                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended September 30, 2000

AFS SECURITIES
Proceeds From Sales                            $  0
Gross Realized Gains                             --
Gross Realized Losses                            --
Gross Gains & Losses Included In Earnings
   Transfers To the Trading Category             --
Net Change In Unrealized Holding Gains Or
   Losses Included In The Separate
   Components of Shareowners' Equity           $209

HTM SECURITIES
Sale Or Transfers From This Category           $  0

NOTE 5.  LOANS

   The following is an analysis of the loan portfolio by major type of loans:


                        Sept 30, 2000     Dec 31, 1999
                        -------------     ------------
Commercial               $   286,588       $   240,470
Real Estate:
   Commercial                576,532           508,382
   Construction              353,089           290,433
   Residential               125,515           115,950
Installment                   43,604            38,178
                         -----------       -----------
                           1,385,328         1,193,413
Unearned Fee Income           (6,773)           (6,122)
                         -----------       -----------
   Total Loans           $ 1,378,555       $ 1,187,291
                         ===========       ===========


NOTE 6. EQUITY

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SUBSEQUENT EVENTS

On October 23, 2000 the Corporation entered into a definitive agreement to merge with Interbancorp, Inc. of Duvall, Washington, and its wholly-owned subsidiary Inter Bank. Inter Bank has two offices; Valley Community Bank and Kirkland Bank of Commerce. Inter Bank has approximately $75 million in assets, $55 million in loans, $69 million in deposits and $5.3 million in shareowner's equity. The Bank has recently received regulatory approval to open a third office in Totem Lake. Frontier will exchange .75 shares of its common stock for each Interbancorp Inc. share. The transaction will be accounted for using purchase accounting.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
        AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Please note that prior years numbers have been restated due to a merger in the third quarter to comply with pooling of interests method of accounting.

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the third quarter of 2000 was $8.4 million versus $7.5 million for the third quarter of 1999, or up 12.7%. The reason for the increase in net income in 2000 was due to an increase in net interest income of $1.7 million, or 9.3% and a lesser loan loss provision of $.8 million. This marks the sixty-seventh consecutive quarter in which Frontier's earnings exceeded the prior years' comparable quarter. In the discussion below, comparison is with the third quarter of 2000 and 1999, unless otherwise indicated.

Annualized return on average assets (ROA) was 2.08% in 2000 and 2.14% in 1999. Annualized return on average stockholder's equity (ROE) in 2000 was 18.03%, as compared to 18.34% in 1999. Diluted earnings per share were $.42 for 2000, and $.37 for 1999.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-four banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. A merger between the corporation and Liberty Bay Financial Corporation was consummated on July 20, 2000, which added eight branch offices to the Corporation franchise. These eight counties will be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

BALANCE SHEET - September 30, 2000/December 31, 1999

During the first nine months of 2000 investment securities decreased $5.3 million, or 3.4%. For the last few years management has been allowing the securities held by the bank to run off for the purpose of funding loan growth. Investment securities would have declined more, except that the parent company has purchased securities in the first half of this year. During the last quarter it is expected that the investment securities will continue to decline.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Federal funds sold have increased during the year, mainly to either fund growth of the loan portfolio or to pay down borrowings. The timing or ability to reduce debt did not occur prior to quarter end.

The loan portfolio has had exceptionally strong growth this year. Loans, net of unearned income, rose $191.3 million or 16.1%. This compares to a first nine months growth in loans in 1999 of $156.5 million, or 15.5%. The increase in 2000 is attributable to strong local economy and business development efforts. The loan-to-deposit ratio at the end of the first nine months of 2000 increased to 106.4% from 105.7% at year-end 1999.

The table below indicates the changes in the mix of the loan portfolio at the end of the periods shown, net of deferred loan fees:

                                   September 30, 2000               December 31, 1999
                              --------------------------       --------------------------
                                Amount        % of total         Amount        % of total
                              ----------      ----------       ----------      ----------
Installment                   $   43,629             3.2%      $   38,200             3.2%
Commercial                       285,965            20.7%         240,058            20.2%
Real estate commercial           575,605            41.8%         507,006            42.7%
Real estate construction         348,953            25.3%         286,478            25.1%
Real estate residential          124,403             9.0%         115,549             9.7%
                              ----------      ----------       ----------      ----------
       Total                  $1,378,555           100.0%      $1,187,291           100.0%
                              ==========      ==========       ==========      ==========

As a percent, commercial loans increased from 20.2% to 20.7%. This increase was due to management's recognition that commercial loans should receive more emphasis than the real estate portion of the portfolio. It should be noted that numerous loans classified as real estate are commercial loans secured by real estate. Real estate commercial loans declined .9%, offsetting the increase in commercial loans.

Please see Page 15 of this report for a discussion regarding credit concentrations.

Funding of asset growth during the first nine months was accomplished by increased interest bearing deposits of $155.2 million; increased non-interest bearing deposits of $17.1 million, and increased federal funds purchased and repurchase agreements of $34.3 million. The cost of funding asset growth reduced the taxable equivalent (TE) net interest margin (NIM) to 5.46%, a decrease from 5.84% in the same period of 1999. It is expected that the Corporation will continue to rely on certificates of deposit (cd's) and FHLB advances for the majority of funding going forward.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

BALANCE SHEET - September 30, 2000/September 30, 1999

Below, are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:

At September 30,             2000            1999          $ Change         % Change
----------------          ----------      ----------      ----------       ----------
Loans                     $1,378,555      $1,164,124      $  214,431             18.4%
Investments                  149,744         172,400      $  (22,656)           -13.1%
Federal Funds Sold            13,195          29,255      $  (16,060)           -54.9%
                          ----------      ----------      ----------       ----------
Total Earning Assets      $1,541,494      $1,365,779      $  175,715             12.9%
                          ==========      ==========      ==========       ==========
Total Assets              $1,625,213      $1,449,804      $  175,409             12.1%
                          ==========      ==========      ==========       ==========


At September 30,                     2000            1999          $ Change         % Change
----------------                  ----------      ----------      ----------       ----------
Noninterest bearing deposits      $  189,747      $  177,061      $   12,686              7.2%
Interest bearing deposits          1,106,343         962,081         144,262             15.0%
                                  ----------      ----------      ----------       ----------
Total deposits                     1,296,090       1,139,142         156,948             13.8%
                                  ----------      ----------      ----------       ----------
Federal Funds purchased
  and Repurchase Agreements           63,499          61,724           1,775              2.9%
FHLB borrowings                       65,169          75,195         (10,026)           -13.3%
Capital                           $  185,579      $  162,490      $   23,089             14.2%


At quarter end 2000, loans were up $214.4 million, or 18.4% over the previous year. This increase in loans over the last year was due, for the most part, to the economic growth of the region, expansion by the Corporation and continued emphasis on loan development. The annualized growth rate for the first nine months of 2000 versus the same period in 1999, was 21.5% versus 20.7% respectively.

Investments decreased $22.7 million, or 13.1% for the period. This continuing trend in the runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. Federal funds sold increased over the prior period mainly due to timing and contractual dates of puts/calls.

Noninterest bearing deposits grew at a 7.2% rate to $189.7 million. Interest bearing deposits increased $144.3 million or 15.0%, with most of the growth being attributable to time deposits.

At September 30, 2000, NOW, Money Market and Sweep accounts made up 22.7% of total interest bearing deposits. At September 30, 1999 those deposits made up 23.8%. Savings deposits, a year ago, made up 21.1% of interest bearing deposits, and 14.7% in 2000. Time deposits were 55.1% of total interest bearing deposits in 1999, and 62.7% in 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Over the last year, NOW, Money Market and Sweep deposits increased $21.5 million, or 9.4%; savings deposits decreased $40.8 million, or 20.1%, and time deposits increased $163.6 million or 30.9%. The reason for the significant change in the mix over the last year was due mainly to a CD promotion the Bank had in January of 2000 which increased those type of deposits approximately $93.0 million; a good majority of which came from other deposit accounts. This increased the cost of funds for the Corporation, but it is felt that a good portion of these clients will remain depositors of the Bank. Additionally, the corporation has introduced a premier treasury money market account and a sweep account, both of which have been successful.

FHLB borrowings decreased over the year as the Corporation has concentrated on reducing these high cost borrowings. $15 million of the FHLB borrowings have options whereby the FHLB can request return of the funds at any time on pre-determined put dates. Such contingencies have been planned for by management.

Capital has grown $23.1 million over the past year, or 14.2%. Over the last five years management has been aware that the capital of the Corporation has been larger than necessary. As part of a plan to better manage capital growth, on March 19, 1999 the Corporation paid its first annual cash dividend of $.25 per share. Unrelated to capital management, but designed to create interest in the stock, the Board of Directors concurrently declared a two-for-one stock split. In the first quarter of 2000, the Corporation paid its first quarterly dividend of $.09 per share. Also during the first quarter of 2000, the Corporation began a stock repurchase program, purchasing 94,400 shares in the public market at a cost of more than $1.8 million. The program was suspended when the Corporation announced that an agreement to merge with Liberty Bay Financial Corporation had been signed. In the second quarter the Corporation declared a $.10 per share dividend. In July of 2000, the Corporation declared an $.11 per share dividend to shareowners of record July 31, 2000 and payable on August 14, 2000. In September, the corporation declared a $.12 per share dividend to shareowners of record October 2, 2000 and payable October 23, 2000. During 2000, the total reduction of capital by dividends and the repurchase program was $7.6 million. Management will continue to review options for the best use of capital.

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

For quarter ended September 30,      2000            1999          $ Change         % Change
-------------------------------   ----------      ----------      ----------       ----------
Loans                             $1,363,624      $1,123,225      $  240,399             21.4%
Investments(*)                       155,082         178,273         (23,191)           -13.0%
Federal funds sold                    20,348          15,323           5,025             32.8%
                                  ----------      ----------      ----------       ----------
Total earning assets               1,539,054       1,316,821         222,233             16.9%
                                  ==========      ==========      ==========       ==========
Total assets(*)                    1,618,446       1,391,686         226,760             16.3%
                                  ==========      ==========      ==========       ==========

Noninterest bearing deposits      $  189,147      $  178,599      $   10,548              5.9%
Interest bearing deposits          1,087,827         930,187         157,640             16.9%
                                  ----------      ----------      ----------       ----------
Total deposits                    $1,276,974      $1,108,786      $  168,188             15.2%
                                  ==========      ==========      ==========       ==========
Federal funds purchased
   and repurchase agreements      $   33,299      $   37,999      $   (4,700)           -12.4%
FHLB borrowings                      106,729          70,416          36,313             51.6%
                                  ----------      ----------      ----------       ----------
Capital(*)                           186,471         162,595          23,876             14.7%
                                  ==========      ==========      ==========       ==========

Total interest income (TE)        $   37,677      $   30,695           6,982             22.7%
Total interest expense                16,676          11,460           5,216             45.5%
                                  ==========      ==========      ==========       ==========
Net interest income               $   21,001      $   19,235           1,766              9.2%
                                  ==========      ==========      ==========       ==========

(*) Shown at amortized cost, or adjusted for unrealized gain/(loss).


In 2000, average total earning assets as a percent of average total assets were 95.1%, and 94.6% in 1999. This ratio indicates how efficiently assets are being utilized. Average loans were 84.3% and 80.7%, respectively and investments were 9.6% and 12.8%, for the same periods. Average federal funds sold were 1.3% and 1.1% over the period. Average total deposits to loans were 93.6% and 98.7%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $25.0 million or 12.6%; savings accounts decreased $38.3 million, or 18.8%, and time cd's increased $170.9 million or, 32.4%. Average FHLB borrowings increased $36.3 million, or 51.6%, indicating greater use of this funding source than in the past. TE net interest income increase $1.8 million, or 9.2%.

Earning Assets

Using a 365 day base (previous reports used a 360 day base), the yield on total earning assets increased .46% in the third quarter 2000 to 9.71% from 9.25%. This was due to an increase in loan yields as the result of four Prime lending rate increases over the period. The cost of total interest bearing liabilities increased 1.01%, from 4.38% in 1999 to 5.39% in 2000. At the end of current quarter, the TE NIM dropped to 5.46% from 5.84% a year earlier. The TE NIM dropped .10% from the second quarter to the third quarter of 2000. Management has expected this decline in the net interest margin which is due to competitive factors.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Noninterest Income and Expense
--------------------------------------------------------------------------------

On a TE basis, net interest income was $21.0 million in 2000, versus $19.2 million in 1999, for an increase in net interest income of $1.8 million. Total interest income increased $7.0 million, and total interest expense increased $5.2 million, for an increase in net interest income of $1.8 million.

The increase of $222.2 million in the average balance of earning assets increased interest income by $5.7 million, and an increase in interest rates increased interest income by $1.3 million, for a net increase of $7.0 million.

The annualized yield on total loans increased from 9.75% in 1999 to 10.11% in 2000. Commercial loans increased from 9.55% to 10.28%; real estate commercial loans decreased in yield from 9.12% to 9.10%; real estate construction loans increased in yield from 11.00% to 11.56%; real estate mortgage loans increased from 9.79% to 10.17%, and installment loans increased from 9.69% to 10.12%.

The yield on investments increased from 6.47% in 1999 to 6.63% in 2000, and the yield on federal funds sold increased from 4.99% in 1999 to 6.49% in 2000.

Interest Bearing Liabilities

The increase of $189.3 million in the average balance of total interest bearing liabilities increased interest expense by $2.5 million, and the rates paid on interest bearing liabilities increased interest expense $2.7 million for a net change of $5.2 million.

The cost of NOW and Money Market and Sweep accounts increased from 2.61% in 1999, to 3.29% in 2000. Savings accounts costs were 3.57% in 1999, and 3.75% in 2000. Time cd's increased in cost from 5.22% in 1999 to 6.26% in 2000. Short-term borrowings increased from 4.67% to 6.20%, and FHLB borrowings increased from 5.27% in 1999 to 6.34% in 2000.

NONINTEREST INCOME AND EXPENSE - September 30, 2000/September 30, 1999

Total noninterest income decreased $320 thousand in 2000, or 12.8% from a year ago. Service charges decreased from $703 thousand to $662 thousand, or 5.8%. Higher average balances are being maintained by clients which reduces income from this source.

Other income for the period was down by $279 thousand, or 15.5%. There was a gain on the sale of ORE in 2000 totaling $394 thousand, and a gain in the 1999 period of $732 thousand. Therefore, there was a net gain of $59 thousand for the current period.

The market value of trust assets at quarter end 2000 was $197.7 million, as compared to $188.5 million in 1999, an increase of $9.2 million, or 4.9%. Trust Department income for the third quarter of 2000 was $294 thousand, up $28 thousand, or 10.5%.

Total noninterest expenses increased $511 thousand, or 5.6% for the period. Salaries and benefits increased $81 thousand, or 1.5%. There were 515 FTE employees at September 30, 2000. Profit sharing expense was down $170 thousand for the current period, due to timing and there was a one-time charge of $140 thousand in the third quarter to initiate a reserve for accrued vacation as a result of the recent merger with Liberty Bay Financial Corporation.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Noninterest Income and Expense (continued)
--------------------------------------------------------------------------------

Total occupancy expense increased $223 thousand, or 17.7%. 33.6% or $499 thousand of occupancy expense was depreciation in 2000, and $381 thousand, or 30.2% was depreciation in 1999. Excluding depreciation, occupancy expense increased $105 thousand, or 11.9% in 2000. The increase was due to increased furniture, equipment and maintenance agreement expenses relating to the merger and scheduled maintenance and repairs. With the closing of the Liberty Bay Financial Corporation merger, it is expected that higher than normal occupancy expenses will continue through the remainder of the year.

Other noninterest expense increased $207 thousand, or 8.8%. This increase was due to a loss on ORE and sale of fixed assets of $90 thousand; increased consulting fees of $67 thousand; increased taxes of $62 thousand and increased FDIC insurance premiums of $28 thousand.

Banks and bank holding companies use a computation call the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is computed by dividing total noninterest expense, less intangible amortization expense and other non-recurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the third quarter was 41% for 2000 and 43% for 1999. The Corporation's ratio places it among the performance leaders in the industry.

LOANS
IMPAIRED ASSETS


Impaired assets are summarized as follows:

                                                              (In thousands)
Period ended September 30,                                2000             1999
--------------------------                             ----------       ----------
Non-accruing loans                                     $    3,104       $    3,222
Loans past due 90 days or more and still accruing              --               --
Restructured loans(*)                                          --               --
Other real estate owned                                       556              864
                                                       ----------       ----------
      Total non-performing loans                       $    3,660       $    4,086
                                                       ==========       ==========
Total assets at end of period                          $1,625,213       $1,449,804
                                                       ----------       ----------
As a percent of assets outstanding                           0.23%            0.28%
                                                       ==========       ==========

(*) Not included unless past due. The Corporation has only one restructured loan for under $100,000.


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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Loans - Impaired Assets (continued)
--------------------------------------------------------------------------------

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred.

Non-accruing loans consist of 20 loans, the largest being a construction loan in the amount of $1.4 million which is pending regulatory permits. The second largest loan is a dairy loan in the amount of $835 thousand, which is in the process of liquidation. Other real estate owned consists of eight parcels of real estate. There are five residential building lots, one single-family residence, and two pieces of residential acreage. All properties will be actively marketed as soon as permits are obtained.

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $317.0 million in 2000, or 23.0% of total loans, and $248.4 million in 1999, or 21.3% of total loans. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The bank's trade area has enjoyed a consistent real estate market, and while cognizant of the possible impacts of higher interest rates, etc. in slowing levels of activity, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At September 30, 2000 and 1999, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the nine months ending September 30, 2000, the allowance for possible loan losses increased to $22.3 million, or 1.62% of total loans, from $21.0 million, or 1.77% of total loans at year end 1999. Year-to-date net loan losses were net recoveries of $380.0 thousand.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the reserve by degree of risk. The analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Allowance for Possible Loan Losses - (Continued)
--------------------------------------------------------------------------------

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2000 and 1999. This discussion addresses those periods of time.

Net cash provided by operating activities in 2000 totaled $29.4 million, as compared to $26.4 million in 1999. The largest component providing net cash was net income of $24.2 million in 2000 and $21.1 million in 1999. Net loans originated and sold in the real estate secondary market for the third quarter of 2000 were $6.7 million lower than 1999 due to a slowing in refinances. This slowdown had been expected by management.

Investing activities in 2000 and 1999, were centered in the loan area, which had a net funding requirement of $190.5 million in 2000, and $157.5 million in 1999. In 2000, cash flow from financing activities funded investment activities and in 1999 cash flows from fed funds sold also contributed to funding loan portfolio growth.

For both years, the bulk of the funding was from financing activities. In 2000, core deposits, time certificates (cd's) and fed funds purchased jointly contributed $206 million to funding asset growth, while FHLB repayments exceeded advances. In 1999, core deposit growth, cd's, FHLB advances and fed funds sold all contributed $102 million to asset growth.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At September 30, 2000, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2000 was $185.6 million (including unrealized losses on securities). This amount compares to $168.3 million at December 31, 1999, an increase of $17.3 million, or 10.3%. Almost all of the increase came from the retained earnings of the Bank.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At September 30, 2000, the Corporation's leverage ratio was 11.58%, compared to 11.82% at year end 1999. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.94% and 14.20% at September 30, 2000, and 13.78% and 15.03% at December 31, 1999.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Impact on Year 2000 Issues
--------------------------------------------------------------------------------

IMPACT ON YEAR 2000 ISSUES

There were no Corporation Y2K problems that arose during the third quarter of 2000. However, the Corporation continues to be vigilant in monitoring its loan portfolio and customer base for potential problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end that have not been included in this discussion.

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

Item 5. Other Information

        (a) On January 20, 2000, the Board of Directors of the Corporation declared a $.09 per share first quarter cash dividend payable to shareowners of record of January 28, 2000 and payable February 11, 2000.

        (b) On April 20, 2000, the Board of Directors of the Corporation declared a $.10 per share second quarter cash dividend payable to shareowners of record as of May 1, 2000, and payable on May 15, 2000.

        (c) On July 19, 2000, the Board of Directors of the Corporation declared an $.11 per share third quarter cash dividend payable to shareowners of record as of July 31, 2000, and payable on August 14, 2000.

        (d) On September 16, 2000, the Board of Directors of the Corporation declared $.12 per share fourth quarter dividend to shareowners of record October 3, 2000 and payable on October 23, 2000.

        (e) In October 2000, the Corporation completed its systems conversion of the Liberty Bay Financial Corporation and the North Sound Bank files.

Item 6. Exhibits and Reports on Form 8-K

        (b)(11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

        (b)(20) On July 27, 2000, Form 8-K was filed announcing that effective July 20, 2000, the Corporation completed its acquisition of Liberty Bay Financial Corporation.

                On September 13, 2000, Form 8-K was filed disclosing the post merger revenues and net income for the month of August 2000 for Frontier Financial Corporation.

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


                                      FRONTIER FINANCIAL CORPORATION


Date:  November 8, 2000

                                      /s/ James F. Felicetty
                                   -----------------------------------
                                          James F. Felicetty
                                          Secretary / Treasurer