Form 10-K
period 2000-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2001-03-29
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-15540

                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

          Washington                                     91-1223535
-------------------------------                  ----------------------------
(State or Other Jurisdiction of                  (IRS Employer Identification
  Incorporated or Organization)                   Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates at February 28, 2001 was $394,481,712 based on the average high/low price at February 28, 2001.

The issuer has one class of common stock (no par value) with 19,767,897 shares outstanding as of December 31, 2000, and 20,515,503 outstanding as of February 28, 2001.

Documents Incorporated by Reference

Annual Report to Shareowners for the year ended December 31, 2000
Proxy Statement dated March 12, 2001

                                TABLE OF CONTENTS

                                                                Annual
                                                              Shareholders'             Proxy
                                               Form 10-K        Report                Statement
Item Number                                      Page           Page                     Page
-----------                                    ---------      -------------           ---------
PART I
    1    Business                                1-11

         Statistical Disclosure Index             12

    2    Properties                               21

    3    Legal Proceedings                        22

    4    Submission of Matters to
         a vote of Shareowners                    22

PART II
    5    Market for Registrant's Common
         Equity and Related Shareowner
         Matters                                                   40

    6    Selected Financial Data                  23

    7    Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                               28-41

    7a   Quantitative and Qualitative
         Disclosures about Market Risk                           36-39

    8    Financial Statements and
         Supplementary Data                       24

    9    Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                     24

PART III

   10    Directors and Executive
         Officers of Frontier
         Financial Corporation                    25                                     2-10

   11    Executive Compensation                                                          7-9

   12    Security Ownership of Certain            25
         Beneficial Owners and
         Management                                                                      5-6

   13    Certain Relationships and
         Related Transactions                     25               21                    12

PART IV

  14     Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K       26

         Signatures                               29

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

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 2000, the Bank conducted its business operations out of 34 offices located in Clallam, Jefferson, King, Kitsap, Pierce, Skagit, Snohomish, and Whatcom counties, which is the Bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Snohomish, Smokey Point, Lake Stevens, Marysville, Lynnwood, Mill Creek, Mount Vernon, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Kent, Redmond, Burlington, Bellingham and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley. Acquired in the merger with Liberty Bay Financial Corporation (North Sound Bank) which was consummated in July 2000, were eight branches located in Clallam, Jefferson and Kitsap counties. Two branches are located in Poulsbo, and one each is located in Bainbridge Island, Port Angeles, Port Hadlock, Port Townsend, Sequim and Silverdale.

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

In December 1998, the Bank acquired, through merger, the Bank of Sumner, with four offices, and a real estate origination department. These offices provide a full range of consumer and commercial banking services. In July 1999, opened its Bellingham office, which is the Bank's first office in Whatcom County. In September 1999, the Bank opened its Mount Vernon office which is the Bank's second office in Skagit County. In December 1999, FFP Inc., purchased property and a building two miles south of the current Administrative Building for the Bank's Operations Center which began use in the second quarter of 2000. In May 2000, the Bank opened an office in Kent, Washington, which is south of Seattle. In July 2000, the Bank acquired, through merger, North Sound Bank, with eight offices, a real estate origination department and a financial services company. These offices provide a full range of consumer and commercial banking services.

Employees

At December 31, 2000, the Bank had 511 full time equivalent employees. The Bank considers its relations with employees to be very good.

Competition

All phases of the Bank's activities are highly competitive. Management believes that the principal competitive factors affecting the Corporation's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 2000, the Bank had total assets of $1.691 billion and deposits of $1.375 billion.

Subsequent Merger

On February 2, 2001, the merger with Inter Bank was consummated. In this merger, the Bank acquired two branch offices located in Duvall and Kirkland, Washington. Additionally, the Bank acquired an approved but not yet opened office in Totem Lake. This office is schedule to be opened in the second quarter of 2001. At the time of the merger, Inter Bank had total assets of $72.8 million; total loans of $54.2 million; total deposits of $65.8 million and capital of $6.2 million.

REGULATION AND SUPERVISION

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to FFC could have a material effect on the business of FFC.

Introduction

FFC, its banking and nonbanking subsidiaries, are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

As discussed in more detail below, this regulatory environment, among other things, may restrict FFC's ability to diversify into certain areas of financial services and pay dividends on its capital stock. It may also require FFC to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Holding Company Structure

FFC is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As part of a plan of reorganization consummated following the close of business on September 30, 1983, FFC acquired all of the stock of Frontier Bank (the "Bank"), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank. Effective October 28, 2000, FFC became a financial holding company.

Source of Strength Doctrine. Under current FRB policy, FFC is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank.

Capital loans from FFC to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of FFC's bankruptcy, any commitment by FFC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The Federal Deposit Insurance Act ("FDI Act") provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including FFC, with respect to any extensions of credit they have made to such insured depository institution.

Regulatory Agencies

Bank Holding Company. FFC, as a bank holding company, is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board) ("FRB") under the Bank Holding Company Act. As of October 28, 2000, FFC became a financial holding company under the Bank Holding Company Act.

Subsidiary Bank. FFC's subsidiary bank is subject to regulation and examination primarily by the Department of Financial Institutions for the State of Washington and by the Federal Deposit Insurance Corporation ("FDIC").

Bank Holding Company Activities

"Financial in Nature" Requirement. As a bank holding company that has elected also to become a financial holding company pursuant to the Bank Holding Company Act, FFC may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

No FRB approval is required for FFC to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before FFC may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

If the subsidiary bank of FFC receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, FFC will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States were permitted for a period of time to opt out of the interstate merger authority provided by the Riegle-Neal Act and, by doing so, prohibit interstate mergers in the state. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Dividend Restrictions

FFC is a legal entity separate and distinct from its subsidiary bank. Its principal source of funds to pay dividends on its common stock and debt service on its debt is dividends from its subsidiary bank. The Bank, by statute, cannot declare or pay any dividend in an amount greater than its retained earnings without the approval of the Director of the Division of Banks for the State of Washington.

Deposit Insurance Assessments

Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of FFC's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the BIF assessment rate could have a material adverse effect on FFC's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of 2001 at approximately $.0196 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

Securities Registration And Reporting

FFC common stock is registered as a class with the SEC under Section 12(g) of the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements and other information filed by FFC under that Act can be inspected and copied at or obtained from the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. FFC is an electronic filer with the SEC, and the FFC filings may be obtained at the SEC website (http://www.sec.gov). In addition, the securities issued by FFC are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

NASD

FFC common stock is traded on the Nasdaq Stock Market under the symbol FTBK. The National Association of Securities Dealers ("NASD") is the self-regulatory organization of the Nasdaq Stock Market. FFC is subject to the rules of the NASD.

Fiscal and Monetary Policies

FFC's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. FFC is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal

Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of FFC.

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act ("GLB Act"), federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules May 10, 2000. The rules are effective November 13, 2000, but compliance is optional until July 1, 2001. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on FFC's financial condition or results of operations.

Future Legislation

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and the operating environment of FFC and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. FFC cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of FFC or any of its subsidiaries.

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

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20 percent of unimpaired capital and surplus. As of December 31, 2000 the Bank was in compliance with applicable loans-to-one borrower requirements.

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

For the remainder of 2000 and until further action by the FDIC, BIF premiums will be maintained at their current level.

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

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized", (2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized", and (5) "critically undercapitalized." To qualify as "well capitalized" an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2000, the Bank was well capitalized and maintained a leverage ratio of 11.51 percent, a risk-based Tier 1 capital ratio of 13.23 percent, and a risk-based total capital ratio of 14.49 percent.

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

The agencies recently adopted regulations, under which banks are prohibited from using their interstate branches primarily for deposit production. The Agencies have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company ("WBC"). Subsequent to the initial investment the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 9.9% ownership in WBC. Approval was received, and the Corporation has since purchased a total ownership of 9.2%, as of March 1, 2001. The FRB approval for further purchases of WBC stock by FFC terminated in December, 1999. FFC does not anticipate further investment in WBC stock at this time. If FFC were to seek to increase its ownership in WBC, FRB regulatory approval would again need to be obtained.

Share Repurchase Program

On September 11, 1999, the FFC Board of Directors adopted a Share Repurchase Program, authorizing the Corporation to repurchase up to five percent (5%) of the outstanding shares of its common stock.

The Board of Directors of FFC announced on March 15, 2000, the signing of a definitive agreement to acquire Liberty Bay Financial Corporation located in Poulsbo, Washington. The transaction is being accounted for using the "pooling-of-interests" method. In March 2000, the Board of Directors of FFC discontinued its Stock Repurchase Program until a later date. On January 23, 2001, the Corporation reinstated the Program.

Forward-Looking Statement

Statements contained in the Annual Report which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. A forward-looking statement may contain words such as "plans", "hopes", "believes", "estimates", "will continue to be", "will be", "continued to", "expect to", "anticipate that", "to be", or "can impact". These forward-looking statements include statements relating to The Corporation's expectations as to (i) the adequacy of provisions for loan losses,
(ii) the sufficiency of existing cash balances and investments, together with cash flow from operating activities and available lines of credit to meet the Corporation's liquidity and capital spending requirements in future years, (iii) the effects of inflation and changing prices on the Corporation's operations,
(iv) management's assessment of interest rate risks, and (v) The Corporation's ability to continue to compete effectively with larger enterprises. Management cautions that forward-looking statements are subject to risk and uncertainties that could cause the Corporation's actual results to differ materially from those projected in such forward-looking statements. The Corporation's future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth below. Moreover, neither Frontier Financial Corporation nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Frontier Financial Corporation is under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results or to changes in our expectations.

                          STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.


   I.  Distribution of Assets, Liabilities                                              Annual
       and Shareowners' Equity; Interest             Form 10-K                          Report
       Rates and Interest Differential:                 Page                             Page
                                                     ---------                          -------

      A.  Consolidated Average Balance
            Sheets/Interest Income and
            Expense/Rates                                                                  42
      B.  Changes in Net Interest Income
            and Expense due to Rate and
            Volume                                                                         43

 II.  Investment Portfolio
      A.  Analysis of Investment Securities
          at Year-end                                     13                             11 & 12
      B.  Maturity Distribution of Investment
          Securities                                      13                               12

III. Loan Portfolio

      A.  Types of Loans                                  14                               13
      B.  Loan Maturities and Sensitivity to
          Changes in Interest Rates                       14                          13, 37 & 39
      C.  Risk Elements                                   15
      D.  Credit Concentrations                           19

IV. Summary of Loan Loss Experience
      A.  Analysis                                        17
      B.  Allocation of Allowance for Possible
          Loan Losses                                     18

 V.  Deposits

       Average Interest and Noninterest
       Bearing Deposit Balances                                                            42

VI.  Return on Equity and Assets

        Selected Financial Ratios                         21

VII.  Short-term Borrowings                               21

Analysis of Investment Securities

The aggregate amortized recorded values of investment securities at December 31 are as follows:

                                              2000          1999          1998
(In thousands)                           Amortized     Amortized     Amortized
                                              Cost          Cost          Cost
                                         ---------     ---------     ---------
U.S. Treasuries                           $    251      $    252      $ 13,750
U.S. Agencies                               78,562        90,312        89,333
Municipal Bonds                             26,084        29,317        29,926
Corporate Bonds                             24,045        25,124        27,598
Equities                                    16,165        15,394        13,003
Certificates of Deposit                          0             0         4,750
                                          --------      --------      --------
                              Totals      $145,107      $160,399      $178,360
                                          ========      ========      ========


Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2000. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.

(In thousands)                                  After 1 Yr     After 5 Yrs                   Totals &
(Amortized cost used)             Within        But Within     But Within         After      Weighted
                                  1 Year/        5 Years/       10 Years/       10 Years/     Average
                                   Yield           Yield          Yield           Yield        Yield
                                  -------       ----------     -----------      ---------    --------
U.S. Treasury                     $     0        $     0        $     0         $  251       $    251
                                     0.00%          0.00%          0.00%          7.16%          7.16%

U.S. Agencies                       7,000         10,716         60,478            368         78,562
                                     5.15%          5.69%          6.30%          5.87%          6.11%

Municipal Bonds                       881         11,317         13,603            283         26,084
                                     7.38%          8.39%          8.20%          8.72%          8.26%

Corporate Bonds                     4,310         17,235            500          2,000         24,045
                                     7.30%          6.69%          9.19%         10.82%          7.18%

Equities                           16,165              0              0              0         16,165
                                     5.49%          0.00%          0.00%          0.00%          5.49%
                                  -------        -------        -------         ------       --------
         TOTALS                   $28,356        $39,268        $74,581         $2,902       $145,107
                                  =======        =======        =======         ======       ========
                                     5.74%          7.27%          6.66%          9.39%          6.61%
                                  =======        =======        =======         ======       ========

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                   2000            1999            1998            1997            1996
                              ----------      ----------      ----------      ----------      ----------
Commercial                    $  283,287      $  240,058      $  231,666      $  190,493      $  162,230
Real Estate Commercial           585,283         507,006         427,322         337,285         292,032
Real Estate Construction         335,667         277,126         190,477         166,576         159,356
Real Estate Mortgage             126,657         124,901         120,207         126,471         123,608
Installment                       47,221          38,200          37,982          33,794          29,956
                              ----------      ----------      ----------      ----------      ----------
            TOTAL             $1,378,115      $1,187,291      $1,007,654      $  854,619      $  767,182
                              ==========      ==========      ==========      ==========      ==========

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 2000. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                       Maturity
                              ----------------------------------------------------------
(In thousands)                  Within           1 - 5           After
                                1 Year           Years          5 Years          Total
                              ----------------------------------------------------------
Commercial                    $  162,933      $  110,946      $    9,409      $  283,288
Real Estate Commercial            75,296         379,435         130,552         585,283
Real Estate Construction         252,343          81,139           2,184         335,666
Real Estate Mortgage              26,053          89,684          10,920         126,657
Installment                       13,180          19,491          14,550          47,221
                              ----------------------------------------------------------
              TOTAL           $  529,805      $  680,695      $  167,615      $1,378,115
                              ==========      ==========      ==========      ==========

Loans maturing after one year with:

                      1 - 5         After
                      Years        5 Years
                    ----------------------
Fixed Rates         $562,484      $114,926
Variable Rates       118,211        52,689
                    ----------------------
    TOTAL           $680,695      $167,615
                    ========      ========

It is not uncommon to rollover loans at the maturity period, provided that the rate and terms of the loan conform to the current policy.

Loan Administration

The Bank provides revolving lines of credit to many of its borrowers. Such lines are approved by the Directors' Loan Committee ("Loan Committee") or other administrative level committee or person if the amount exceeds the lending units authorized loan limit.

Credit Review personnel, under the direction of the Credit Administrator, examine the loan portfolio regularly. Reports are made by the Senior Vice President/Credit Administrator to senior management and the Directors' Loan Committee, and follow-up corrective action is monitored. Problem loan reports are prepared for management review on a regular basis.

Certain problem loans are placed on a nonaccrual basis in conformance with defined policy. The Loan Committee and other administrative personnel regularly review information reports on adversely classified and delinquent loans. Comparative summaries of delinquent loans are also provided on a regular basis to senior management and to the Board of Directors.

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

The dollar amount of loans past due 90 days or more and still accruing, nonaccrual loans, restructured loans and other real estate owned as a percentage of total loans was .31%, .23%, and .29% for year-end 2000, 1999 and 1998, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower's financial situation improves, with $955 thousand (9 loans) 90 days delinquent. At year-end 1998, the number of loans in nonaccrual was 19, totaling $1.4 million, or .13% of total loans. At year-end 1999, the number of loans in nonaccrual was 25, totaling $1.8 million, or .15% of total loans. The year-end 2000 balance of $4.0 million was comprised of 30 loans. One loan accounts for $1.3 million of the year-end nonaccrual balances and another $840 thousand (14 loans) was comprised of loans acquired from the Bank's most recent merger. The total of impaired assets, at .31% of total loans is felt to be at a relatively modest level.

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

Loans past due 90 days or more and still accruing, nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

                                    2000           1999            1998            1997            1996
                                ----------      ----------      ----------      ----------      ----------
Commercial                      $      106      $      380      $      142      $      402      $      627
Agriculture                            386              --              --              --              --
Real Estate                          3,439           1,355           1,170           4,901           4,151
Installment                             95              78              38              29              44
Restructured                            --              --              --             109             121
                                ----------      ----------      ----------      ----------      ----------
Total Non-Performing Loans           4,026           1,813           1,350           5,441           4,943
                                ----------      ----------      ----------      ----------      ----------
Other real estate owned                256             870           1,605           1,989           1,243
                                ----------      ----------      ----------      ----------      ----------
Total Impaired Assets           $    4,282      $    2,683      $    2,955      $    7,430      $    6,186
                                ==========      ==========      ==========      ==========      ==========
Total Loans at end
    of period                   $1,378,115      $1,187,291      $1,007,654      $  854,691      $  767,182
                                ==========      ==========      ==========      ==========      ==========
As a percent of
    total loans                       0.31%           0.23%           0.29%           0.87%           0.81%
                                ==========      ==========      ==========      ==========      ==========

There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)
At December 31,                     2000         1999         1998         1997         1996
---------------                     ----         ----         ----         ----         ----
Total interest income which
would have been recorded
during the period under
original terms of loans above        $407         $100          $42        $382         $417

Portion of interest
income included in
net income for the
period                               $284         $161          $41        $384         $264

Commitments for additional
funds related to loans
above                                 -0-          -0-          -0-         -0-          -0-

Restructured loans are those loans that had problems in the past, and a concession was made in the interest rate, principal amount, and/or the repayment schedule has been modified to the extent that there has been tangible impairment of value. These loans are monitored on a regular basis for performance.

The Bank originates commercial, commercial real estate, real estate construction, residential mortgage and installment loans in its market area. Total loans as of December 31, 2000, 1999 and 1998 were $1.4 billion, $1.2 billion and $1.0 billion, respectively.

Other Real Estate Owned

As of December 31, 2000, the Bank had two separate residential lots as other real estate owned which totaled $256 thousand. This was down from year end 1999 at which time there were ten properties for a total of $870 thousand. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated cost to sell. The current levels are felt to be nominal, and no particular trends are noted at this time.

The table below shows the carrying value of OREO at December 31st:

(In thousands)                  2000        1999       1998      1997      1996
                                ----        ----       ----      ----      ----
Other Real Estate Owned         $256        $870      $1,605    $1,989    $1,243

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years at December 31st:

(In thousands)                     2000             1999               1998             1997              1996
                               -----------       -----------       -----------       -----------       -----------
Balance at beginning
of year                        $    21,007       $    19,288       $    17,040       $    15,163       $    13,618
Provision charged to
operating expense                    1,007             2,266             2,230             2,278             2,358
  Loans charged-off:
       Commercial                     (156)             (797)             (460)             (416)             (639)
       Real Estate                    (461)              (55)           (1,209)           (1,358)           (1,415)
       Installment                    (316)              (71)              (97)             (137)             (116)
                               -----------       -----------       -----------       -----------       -----------
  Total charged-off loans             (933)             (923)           (1,766)           (1,911)           (2,170)
  Less recoveries:
       Commercial                       54               243               653               285               753
       Real Estate                     598               105             1,110             1,175               551
       Installment                     174                28                21                50                53
                               -----------       -----------       -----------       -----------       -----------
  Total recoveries                     826               376             1,784             1,510             1,357
Net charge-offs                       (107)             (547)               18              (401)             (813)
Balance at end of year         $    21,907       $    21,007       $    19,288       $    17,040       $    15,163
                               ===========       ===========       ===========       ===========       ===========
Total loans at
end of period                  $ 1,378,115       $ 1,187,291       $ 1,007,654       $   854,619       $   767,182

Daily average loans            $ 1,327,699       $ 1,095,626       $   927,821       $   814,828       $   708,961
Ratio of net charged-off
loans during period to
average loans outstanding             0.01%             0.05%             0.00%             0.05%             0.11%
                               ===========       ===========       ===========       ===========       ===========

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

(In thousands, except percents)
                                 Loan                 Loan                    Loan                      Loan                 Loan
                     2000      Category    1999      Category       1998     Category       1997      Category    1996     Category
                   Reserve     Percent    Reserve    Percent      Reserve    Percent      Reserve     Percent    Reserve    Percent
                   -------     --------   -------    --------     -------    --------     -------     --------   -------   --------
Commercial         $11,611      20.6%     $11,134       20.2%     $10,223       23.0%     $ 9,542      22.3%     $ 9,401     21.1%
Real Estate          9,858      76.0%       9,453       76.6%       8,680       73.2%       6,986      73.7%       5,307     75.0%
Installment            438       3.4%         420        3.2%         385        3.8%         512       4.0%         455      3.9%
                   ---------------------------------------------------------------------------------------------------------------
        TOTAL      $21,907     100.0%     $21,007      100.0%     $19,288      100.0%     $17,040     100.0%     $15,163    100.0%
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

Determination of the Reserve for Loan Losses - Qualitative Factors

The loan portfolio is separated by quality and then by loan type. Loans of acceptable quality are evaluated as a group, by loan type, with a specific reserve percent assigned to the total loans in each type, but unallocated to any individual loan. Conversely, each adversely classified loan is individually analyzed, to determine a "worst case" loss. A valuation allowance is also assigned to these adversely classified loans, but at a higher percent due to the greater risk of loss. For those loans where the "worse case" loss is greater than the background percentage, the greater amount is specifically allocated to the reserve.

Setting the level of loan loss reserves includes consideration of subjective factors in addition to historical loss rates. Actual historical results (over the past 5 years, which average approximately $370,000 per year net losses) indicate that Frontier may have an excess of the necessary reserves required. However, our analysis and calculations take into consideration the inherent risks of a loan portfolio such as loan types, current and expected economic conditions, industry data for loan losses within different business cycles as well as other factors, and management believes that the reserve is adequate based upon those inherent risks. Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period.

The analysis/formula for computing the allowance for possible loan losses has not changed significantly for several years. The last substantive change occurred in 1998 when a specific reserve component regarding potential Y2K losses was added. That component was consistent during all of 1999 and was phased out in 2000.

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last five years, mainly due to mergers with institutions which had a lower reserve comparably, and due to loan portfolio quality.

National and Local Economic Trends and Conditions

In addition to the economic discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations (page 28 & 29, 2000 Annual Report to Shareowners), there are other qualitative factors considered when analyzing the adequacy of the loan loss reserve.

Effects of Changing Interest Rates

The year 2000 saw three increases in the discount rate by the Federal Reserve in the first half of the year, which brought the total increase to 1.0% in May 2000, (the Bank's base rate increased the same 1.0%). Fears of inflation, which have failed to materialize, brought on by what is considered an overheated economy and tight labor market are the primary causes. In the first quarter of 2001, we now see rates declining due to what is perceived as too rapid an increase in interest rates which caused too fast a decline in the United States economy. To date no noticeable adverse effects on loan volumes and borrower's viability have been noted from these recent rate movements. However, during the first quarter of 2001, the Corporation has experienced a decline in the net interest margin brought about by a 150 basis point decline interest rates by the Federal Reserve. Approximately 40% of the Corporation's loan portfolio consists of variable rate loans that reprice immediately as interest rates change. Since much of the loan portfolio funding is provided by cd's and short-term borrowings that reprice over longer periods of time, interest income has declined while interest expense will take a longer time to decline to current market rates.

Concentrations of Credit

At year-end 2000, 21.7% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in the Bank's market area. The Bank has experienced strong demand for such loans and the current percentage represents an increase from 20.8% in 1999. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions and the performance of borrowers in this industry. The chart below indicates the amount of those loans, and as a percent of total loans for the period:

Concentrations of Credit

At year-end 2000, 21.7% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in the Bank's market area. The Bank has experienced strong demand for such loans and the current percentage represents an increase from 20.8% in 1999. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions and the performance of borrowers in this industry. The chart below indicates the amount of those loans, and as a percent of total loans for the period:

(In Thousands)
At December 31,                      2000            1999            1998            1997             1996
                                  ----------      ----------      ----------      ----------      ----------
Construction                      $  184,288      $  161,105      $  107,226      $   88,972      $   78,525
Land Development                     108,044          85,430          58,635          45,304          54,335
                                  ----------      ----------      ----------      ----------      ----------
        TOTAL                     $  292,332      $  246,535      $  165,861      $  134,276      $  132,860
                                  ==========      ==========      ==========      ==========      ==========
Total Loans at end of period      $1,378,115      $1,187,291      $1,007,654      $  854,619      $  767,182
                                  ==========      ==========      ==========      ==========      ==========
Construction and Land
Development loans as a
percent of total loans                  21.2%           20.8%           16.5%           15.7%           17.3%
                                  ==========      ==========      ==========      ==========      ==========

At this time, management considers the loan portfolio reasonably diversified, providing the proper mix of risk and return. However, the quality of many of the loans is related to the strength and stability of the real estate values, which could be affected by several factors.

Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate increased in the fourth quarter of 2000 to $4.0 million, from $3.7 million in the third quarter. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. At this time, the data indicates a generally stable trend.

Trends in Volume and Terms of Loans

After growing over 30% in the first nine months of 2000, loans actually declined slightly in the fourth quarter of 2000 by $506 thousand or .03%. At this time, no particular significance is placed on this decline except the timing of several large scheduled construction loan payoffs, and a slight cooling of very strong local economy. Terms of loans remained generally consistent with prior years.

Conclusion of Qualitative Factors

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics. Based upon actual historical loan loss rates the loan loss reserve may appear to be somewhat larger than might be necessary, however our analysis includes subjective factors that cause us to believe the reserve is adequate, but not unduly conservative.


Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2000, 1999, and 1998 please refer to page 42 of 2000 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2000 are shown below:

(In thousands)
3 months or less                                    $155,243
Over 3 months through 6 months                        54,191
6 months through 12 months                           112,426
Over 12 months                                        42,475
                                                    --------
                         TOTAL                      $364,335
                                                    ========

Significant Financial Ratios

Ratios for the years ended December 31, are as follows:

                                         2000          1999          1998
                                        -----         -----         -----
Return on Average Assets                 2.03%         2.06%         1.98%
Return on Average Equity                17.60%        17.76%        17.83%
Dividend payout ratio                    33.1%         17.1%          3.2%
Average Equity to Average Assets        11.52%        11.59%        11.11%

Borrowings

Short-Term Borrowings                       Weighted            Weighted           Weighted
(In thousands)                               Average             Average            Average
                                            Interest            Interest           Interest
At December 31,                     2000      Rate      1999      Rate      1998     Rate
                                  ---------------------------------------------------------
Year-end balance:                 $10,088    5.86%    $29,191    4.56%    $31,984    4.84%

Highest month end
balance during
the period:                       $63,499             $61,724             $31,984

For information regarding average balances and yields, please refer to page 42 of 2000 Annual Report to Shareowners.

Long-Term Debt

There is no long-term debt for years ended December 31, 2000 and 1999.

ITEM 2 - PROPERTIES

At December 31, 2000 the Bank had 34 offices, including the main office, all of which are located in the State of Washington. These offices are located in Arlington, Bainbridge Island, Bellingham, Bothell, Buckley, Burlington, Edmonds, Everett (4), Kent, Lake City, Lake Stevens, Lynnwood, Marysville, Puyallup, Mill Creek, Monroe, Mount Vernon, Orting, Port Angeles, Port Hadlock, Port Townsend, Poulsbo (2), Redmond, Sequim, Silverdale, Smokey Point, Snohomish, Stanwood, Sumner and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Bellingham (lease expires May 2004), Burlington (lease expires May 2002), Edmonds (lease expires July 2004), one office in Everett (lease expires October
2014), Lake Stevens (lease expires May 2011), Mill Creek (lease expires November
2030), Puyallup (building is owned, land lease expires 2009), Mount Vernon (building owned, lease expires March 2023), Kent (lease expires March 2003), Bainbridge Island (lease expires July 2012) Poulsbo (lease expires on October 2001 on one of the two branches there), Port Angeles (lease expires January
2019), Port Hadlock, (lease expires January 2017), and three branches (Port Townsend, Poulsbo, and Silverdale) that are owned by Frontier Financial Corporation, but are currently being transferred to FFP, Inc. FFP, Inc. also owns the building and land in South Everett where Frontier Bank data processing and operations departments are located.

ITEM 3 - LEGAL PROCEEDINGS

        There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

        No matters were submitted to security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND SHAREOWNER MATTERS

(a) Frontier Financial Corporation's common stock is traded on the Nasdaq stock market under the symbol FTBK. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:

                                                 High              Low
                                                 ----              ---
       1st quarter 1999                         25.125            19.00
       2nd quarter 1999                         25.00             20.50
       3rd quarter 1999                         25.50             20.00
       4th quarter 1999                         26.00             20.00

       1st quarter 2000                         22.375            17.00
       2nd quarter 2000                         19.125            16.25
       3rd quarter 2000                         19.75             17.125
       4th quarter 2000                         26.00             16.5625

(b) Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 28, 2001 there were 20,515,503 shares outstanding.

(c) The table below indicates the cash dividends paid on its common stock over the last two years:

        Dividend Declared               Record Date                  Payment Date
        -----------------               -----------                  ------------
              $.25                      March 1, 1999                March 19, 1999

               .09                      January 28, 2000             February 11, 2000
               .10                      May 1, 2000                  May 15, 2000
               .11                      July 31, 2000                August 14, 2000
               .12                      October 2, 2000              October 23, 2000

     In addition to the annual cash dividend paid in 1999, there was a pre-dividend two-for-one-split.

ITEM 6 - SELECTED FINANCIAL DATA

Please refer to the 2000 Annual Report to Shareowners.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Please see 2000 Annual Report to Shareowners, page 28 through 43.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Please see 2000 Annual Report to Shareowners, page 36-39.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                   Annual
                                                                                Form              Report to
                                                                                10-K            Shareowners
                                                                                Page                Page
                                                                                -----           -----------
Report of Management                                                                                   1

Independent Auditor's Report                                                                           2

Consolidated Balance Sheet at
December 31, 2000 and 1999                                                                             3

Consolidated Statement of Income for the years
Ended December 31, 2000, 1999 and 1998                                                                 4

Consolidated Statement of Changes in
Shareowners' Equity                                                                                    5

Consolidated Statement of Cash Flows for the
Years ended December 31, 2000, 1999 and 1998                                                           6

Condensed Balance Sheet (Parent Only) at
December 31, 2000 and 1999                                                                            25

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 2000, 1999 and 1998                                                          25

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 2000, 1999 and 1998                                                      26

Notes to Consolidated Financial Statements                                                          7 - 27

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
          CORPORATION

          Please see pages 2-8 of 2001 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

          Please see pages 7-10 of 2001 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

          Please see page 5-6 of 2001 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Please see page 12 of 2001 Proxy Statement; and,
          Note 14, page 21 of 2000 Annual Report to Shareowners; and, Page 27 of this Form 10-K report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the report:

          1.   Financial Statements.

               Financial statements required by Item 8 of this report are incorporated by reference, from the 2000 Annual Report to Shareowners, attached hereto as an exhibit.


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

             (3)(b) By-Laws are incorporated herein by reference to Exhibit
                    3(b) to Registration on Form S-14, File No. 2-82420.

            (10)(a) Amended and Restated Frontier Financial Corporation
                    Incentive Stock Option Plan incorporated by reference to
                    Exhibit 99.1 to Registration Statement on Form S-8, filed March 27, 1998 (File No. 333-48805).

            (10)(b) Frontier Financial Corporation 1999 Employee Stock Award
                    Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

             (11)   Statement Regarding Computation of Earnings Per Share.

             (13) Annual Report to Shareowners for the year ended December 31, 2000.

             (21)   Subsidiaries of Registrant is incorporated by reference from
                    Part I, page 1 through 9 of this report.


     (b)  Reports on Form 8-K:

          Form 8-K was filed on October 27, 2000 announcing a merger agreement with Interbancorp, Inc.

                                                                      SCHEDULE I

                 FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
                     AMOUNTS RECEIVABLE FROM CERTAIN PERSONS

 (In thousands)


 (In thousands)
                                                                                     Balance at
   Year Ended         Balance at                           Deductions                December 31
   December 31        January 1      Additions    Collections       Write-offs       all current
   -----------        ----------     ---------    -----------       ----------       -----------
       2000             $29,647        $12,552       ($17,440)             $0          $24,759
      Eleven
     Directors
     and two
      Officer

       1999             $22,131        $17,357        ($9,841)             $0          $29,647
      Eleven
     Directors
     and two
     Officers

       1998

     Thirteen            22,211          8,677         (8,757)              0           22,131
     Directors
     and Two
     Officers

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FRONTIER FINANCIAL CORPORATION
March 21, 2001                                 /s/ Robert J. Dickson
-----------------------                        ---------------------
Date                                           Robert J. Dickson
                                               President & Chief Executive Officer

March 21, 2001                                 /s/ James F. Felicetty
-----------------------                        ----------------------
Date                                           James F. Felicetty
                                               Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 21, 2001                                 /s/Geroge Barber
-----------------------                        ----------------------------------------
                                               George E. Barber, Director

March 21, 2001                                 /s/ Michael Clements
-----------------------                        ----------------------------------------
                                               Michael Clements, Director

-----------------------                        ----------------------------------------
                                               Michael J. Corliss, Director

March 21, 2001                                 /s/ Lucy DeYoung
-----------------------                        ----------------------------------------
                                               Lucy DeYoung, Director

March 21, 2001                                 /s/ Robert J. Dickson
-----------------------                        ----------------------------------------
                                               Robert J. Dickson, Director

March 21, 2001                                 /s/ David A. Dujardin
-----------------------                        ----------------------------------------
                                               David A. Dujardin, Director

March 21, 2001                                 /s/ Edward D. Hansen
-----------------------                        ----------------------------------------
                                               Edward D. Hansen, Secretary of the Board

March 21, 2001                                 /s/ William H. Lucas
-----------------------                        ----------------------------------------
                                               William H. Lucas, Director

March 21, 2001                                 /s/ James H. Mulligan
-----------------------                        ----------------------------------------
                                               James H. Mulligan, Chairman of the Board

March 21, 2001                                 /s/ J. Donald Regan
-----------------------                        ----------------------------------------
                                               J. Donald Regan, Director

March 21, 2001                                 /s/ Roger L. Rice
-----------------------                        ----------------------------------------
                                               Roger L. Rice, Director

March 21, 2001                                 /s/ William J. Robinson
-----------------------                        ----------------------------------------
                                               William J. Robinson, Director

March 21, 2001                                 /s/ Edward C. Rubatino
-----------------------                        ----------------------------------------
                                               Edward C. Rubatino, Director

March 21, 2001                                 /s/ Darrell J. Storkson
-----------------------                        ----------------------------------------
                                               Darrell J. Storkson, Director