Form 10-Q
period 2001-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2001-05-14
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2001
                         Commission File Number 0-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


              Washington                               91-1223535
              ----------                               ----------
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

Yes [X]        No [ ]

This issuer has one class of common stock (no par value) with 20,431,091 shares outstanding as of March 31, 2001.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            (In thousands, except shares)

                                                                             March 31,        December 31,
ASSETS                                                                         2001               2000
                                                                           ------------       ------------
Cash & Balances Due from Depository Institutions                           $     62,217       $     69,709
Securities:
      Available for Sale-Market Value                                           111,482            117,117
      Held to Maturity-Amortized Cost
                    (Fair Value 3-31-01:  $27,461; 12-31-00: $27,272)            26,472             26,534
                                                                           ------------       ------------
                    Total Securities                                            137,954            143,651
Federal Funds Sold                                                              168,216             76,605
Loans:
  Loans, Net of Unearned Income                                               1,462,876          1,378,115
  Less:  Allowance for Loan Losses                                              (22,751)           (21,907)
                                                                           ------------       ------------
                    Net Loans                                                 1,440,125          1,356,208
Premises & Equipment, Net                                                        27,731             25,491
Other Real Estate Owned                                                             256                256
Intangible Assets                                                                10,862              1,256
Other Assets                                                                     19,038             17,642
                                                                           ------------       ------------
      TOTAL ASSETS                                                         $  1,866,399       $  1,690,818
                                                                           ============       ============

LIABILITIES

Deposits:
  Non-Interest Bearing                                                     $    203,866       $    191,776
  Interest Bearing                                                            1,313,383          1,182,851
                                                                           ------------       ------------
      Total Deposits                                                          1,517,249          1,374,627
Federal Funds Purchased and
  Securities sold under repurchase agreements                                    12,645             10,088
Federal Home Loan Bank advances                                                 105,156            100,163
Other Liabilities                                                                18,812             14,163
                                                                           ------------       ------------
      TOTAL LIABILITIES                                                       1,653,862          1,499,041
                                                                           ------------       ------------

SHAREOWNERS' EQUITY

Common Stock                                                                    118,962            101,897
Retained Earnings                                                                93,579             90,827
Accumulated other comprehensive income (loss),
      net of tax effect                                                              (4)              (947)
                                                                           ------------       ------------
      TOTAL SHAREOWNERS' EQUITY                                                 212,537            191,777
                                                                           ------------       ------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                  $  1,866,399       $  1,690,818
                                                                           ============       ============

Shares outstanding at the end of the period                                  20,431,091         19,767,897

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

(In Thousands, Except for Per Share Amounts)                   Three Months Ended
                                                          -------------------------------

                                                            March 31,          March 31,
                                                              2001               2000
                                                          ------------       ------------
INTEREST INCOME
     Interest & Fees on Loans                             $     34,028       $     29,931
     Interest on Investments                                     3,749              2,869
                                                          ------------       ------------
         Total Interest Income                                  37,777             32,800
                                                          ------------       ------------
INTEREST EXPENSE
     Interest on Deposits                                       16,392             11,750
     Interest on Borrowed Funds                                  1,576              1,951
                                                          ------------       ------------
         Total Interest Expense                                 17,968             13,701
                                                          ------------       ------------

Net Interest Income                                             19,809             19,099
                                                          ------------       ------------

PROVISION FOR LOAN LOSSES                                         (400)              (292)
                                                          ------------       ------------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                           744                656
     Other Noninterest Income                                    1,094              1,007
                                                          ------------       ------------
         Total Noninterest Income                                1,838              1,663
                                                          ------------       ------------

NONINTEREST EXPENSE
     Salaries & Employee Benefits                                5,660              5,290
     Occupancy Expense                                           1,703              1,239
     Other Noninterest Expense                                   2,455              1,746
                                                          ------------       ------------
         Total Noninterest Expense                               9,818              8,275
                                                          ------------       ------------

INCOME BEFORE INCOME TAX                                        11,429             12,195

PROVISION FOR INCOME TAX                                        (4,075)            (4,137)
                                                          ------------       ------------

         NET INCOME                                       $      7,354       $      8,058
                                                          ============       ============

Weighted Average Shares Outstanding
     for the Period                                         20,244,434         19,771,933
Basic earnings per share                                  $       0.36       $       0.41
                                                          ============       ============
Weighted Average Shares Outstanding
     for the Period including Dilutive Stock Options        20,374,378         19,891,883
Diluted earnings per share                                $       0.36       $       0.41
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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      (In thousands)
                                                                    Three Months Ended


                                                              March 31, 2001   March 31, 2000
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $   7,354       $   8,058
Adjustments to reconcile net income to net cash
  provided by operating activities
         Depreciation and amortization                                640             382
         Provision for loan losses                                    400             292
         FHLB stock dividends                                        (202)           (187)
         Deferred taxes                                               802             (48)
         Increase in income taxes payable                           3,518           4,139
         Decrease in interest receivable                           (1,799)         (1,791)
         Increase in interest payable                                 (43)          1,270
         Loans originated for sale                                 (7,167)         (3,254)
         Proceeds from sale of loans                                5,551           3,254
         Other operating activities                                   276            (581)
                                                                ---------       ---------
Net cash provided by operating activities                           9,330          11,534
                                                                ---------       ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
         Net cash flows from Fed Funds Sold                       (83,791)        (38,290)
         Proceeds from maturities of AFS & HTM securities          41,424           1,973
         Purchase of AFS securities                               (28,241)         (1,500)
         Cash acquired as part of business acquisition              2,827              --
         Cash dividends paid                                       (2,656)         (1,721)
         Net cash flows from loan activities                      (28,648)        (92,894)
         Purchases of premises and equipment                         (919)           (438)
         Proceeds from the sale of other real estate owned             --             217
         Purchase of stock                                         (2,440)         (2,142)
         Other investing activities                                   347               1
                                                                ---------       ---------
Net cash used by investing activities                            (102,097)       (134,794)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in noninterest bearing deposits                29,118           8,677
         Net change in interest bearing deposits                   47,739          85,195
         Proceeds from issuance of stock                              772              37
         Advances from FHLB                                        10,000         110,000
         Repayment of FHLB advances                                (5,006)        (80,006)
         Net change in Federal Funds purchased
           and securities sold under repurchase agreements          2,557           5,255
         Other financing activities                                    95             (38)
                                                                ---------       ---------
Net cash provided by financing activities                          85,275         129,120
                                                                ---------       ---------

   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                  $  (7,492)      $   5,860

CASH AND DUE FROM BANKS AT BEGINNING
         OF YEAR                                                   69,709          53,098
                                                                ---------       ---------

CASH AND DUE FROM BANKS AT END
         OF PERIOD                                              $  62,217       $  58,958
                                                                =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                        $  18,003       $  41,524
Cash paid during the period for income taxes                          500          15,105
Real estate taken as settlement for loan obligations                   --             501



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for year-end December 31, 2001.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2. On February 2, 2001, the Corporation completed the acquisition of Interbancorp. The Corporation issued 689,392 shares and assumed arrangements for optioned shares, in exchange for all outstanding common shares of Interbancorp. Interbancorp operates Valley Community Bank in Duvall, Washington and Kirkland Bank of Commerce in Kirkland, Washington through its wholly owned subsidiary, Inter Bank. Inter Bank has received regulatory approval to open a third office, to be located at Totem Lake, Washington. The three offices will be operated as branches of Frontier Bank. As a result of the merger, Interbancorp, Inc. and Inter Bank were merged into the Corporation and its subsidiary. The acquisition was accounted for as a purchase and resulted in the recording of $9.6 million of costs in excess of the fair value of Interbancorp, Inc. net assets acquired (goodwill). Founded in 1990, Inter Bank is a community commercial bank that had, before recording of purchase accounting adjustments, $72 million in total assets, $54 million in loans, $65 million in deposits and $5.6 million in shareowners' equity at February 2, 2001. All of the assets, liabilities, capital and approximately two months of operations of Interbancorp have been included in the Corporation's financial condition or results of operations as of March 31, 2001.


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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - (Continued)

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 2001:

        AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

        (In thousands)
                                                     Gross         Gross
                                      Amortized    Unrealized    Unrealized     Aggregate
                                        Cost         Gains         Losses       Fair Value
                                      ----------------------------------------------------
        AFS SECURITIES
            Equities                  $ 16,579      $     --      $   (248)      $ 16,331
            U.S. Treasuries                251            43            --            294
            U.S. Agencies               71,423            51          (233)        71,241
            Corporate securities        23,183           391            (8)        23,566
            Municipal securities            50                          --             50
                                      ----------------------------------------------------
                    Totals             111,486           485          (489)       111,482
                                      ----------------------------------------------------

        HTM SECURITIES
            Municipal securities        25,972           992            --         26,964
            Corporate Securities           500            --            (3)           497
                                      ----------------------------------------------------
                    Totals              26,472           992            (3)        27,461
                                      ----------------------------------------------------

                    Totals            $137,958      $  1,477      $   (492)      $138,943
                                      ====================================================


                         MATURITY SCHEDULE OF SECURITIES

                              Available for Sale               Held to Maturity
                           Amortized         Fair          Amortized        Fair
          MATURITY           Cost            Value           Cost           Value
                           --------------------------------------------------------
           0-1 Yr          $ 23,365        $ 23,176        $    882        $    889
          1-5 Yrs            25,106          25,463          11,636          12,039
          5-10 Yrs           60,709          60,489          13,454          14,036
        Over 10 Yrs           2,306           2,354             500             497
                           --------------------------------------------------------
                           $111,486        $111,482        $ 26,472        $ 27,461
                           ========================================================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - (Continued)


                       CHANGES IN AFS AND HTM SECURITIES

        For the Quarter Ended March 31, 2001

        AFS SECURITIES
        Proceeds from Sales                                    $  0
        Gross Realized Gains                                     --
        Gross Realized Losses                                    --
        Gross Gains & Losses Included in Earnings
            Transfers to the Trading Category                    --
        Net Change in Unrealized Holding Gains or
            Losses Included in the Separate
            Components of Shareowners' Equity                  $932

        HTM SECURITIES
        Sale Or Transfers From This Category                   $  0


NOTE 4. LOANS

        The following is an analysis of the loan portfolio by major types of loans:

                                     March 31, 2001       Dec 31, 2000
                                     --------------       ------------
        Commercial                    $   318,905         $   283,890
        Real Estate:
            Commercial                    615,890             586,163
            Construction                  342,287             339,599
            Residential                   140,466             127,714
        Installment                        51,655              47,192
                                      -----------         -----------
                                        1,469,203           1,384,558
        Unearned Fee Income                (6,327)             (6,443)
                                      -----------         -----------
            Total Loans               $ 1,462,876         $ 1,378,115
                                      ===========         ===========


NOTE 5.  EQUITY

The Board of Directors declared a first quarter cash dividend of $.125 per share payable on January 22, 2001 to shareowners of record as of January 8, 2001.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the first quarter of 2001 was $7.4 million versus $8.1 million for the first quarter of 2000, or down 8.7%. This is the first quarter in seventeen years in which earnings declined compared to the same quarter of the prior year. The reason for the decline will be discussed in this report. In the discussion below, comparison is with the first quarter of 2001 and 2000, unless otherwise stated.

Annualized return on average assets (ROA) was 1.66% in 2001, and 2.14% in 2000. Annualized return on average shareowner's equity (ROE) in 2001 was 14.11%, as compared to 18.35% in 2000. Diluted earnings per share were $.36 for 2001, and $.41 for 2000.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-six banking offices in Clallam, Jefferson, King, Pierce, Snohomish, Skagit and Whatcom counties. A merger between the Corporation and Interbancorp, Inc. (InterBank) was consummated on February 2, 2001 which added two branch offices to Corporation franchise. These eight counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett, as is the headquarters of the Corporation. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

BALANCE SHEET March 31, 2001/December 31, 2000

During the first three months of 2001, investment securities decreased $5.7 million, or 4.0%. For the last few years management has been allowing the securities held by the Bank to run off for the purpose of funding loan growth. Investment securities would have declined more, except that the merger with InterBank ("IB") added $4.2 million in investment securities in February 2001. During the remainder of 2001 it is expected that the investment securities will continue to decline.

Federal funds sold have increased sharply during the first three months of the year. Without the addition of IB federal funds of $11.6 million, organic growth was $80.0 million, due to growth of $74.8 million, or 6.3% in interest-bearing deposits.

The loan portfolio has had good growth this year. Loans, net of unearned income, rose $84.8 million or 6.2%. This compares to the first three months growth in loans in 2000 of $92.9 million, or 7.8%. The increase in 2001 is attributable to a strong local economy and business development efforts. The loan-to-deposit ratio at the end of the first three months of 2001 decreased to 96.4% from 99.7% at year-end 2000. Going forward, management will emphasize stronger loan growth consistent with safe and sound practices.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet - (Continued)
--------------------------------------------------------------------------------

The table below indicates the changes in the mix of the loan portfolio at the end of the periods shown net of deferred loan fees and the IB mix as a percent of total IB loans at March 31, 2001:

                                             March 31, 2001                       December 31, 2000
                                ----------------------------------------      --------------------------
                                  Amount        % of total     IB as a %        Amount        % of total
                                ----------      ----------     ---------      ----------      ----------
Installment                     $   51,704          3.5%          7.2%        $   47,221          3.4%
Commercial                         318,398         21.8%         35.4%           283,287         20.6%
Real estate commercial             614,960         42.0%         25.2%           585,283         42.5%
Real estate construction           338,399         23.1%         20.1%           335,667         24.4%
Real estate residential            139,415          9.6%         12.1%           126,657          9.1%
                                ----------        -----         -----         ----------        -----
       Total                    $1,462,876        100.0%        100.0%        $1,378,115        100.0%
                                ==========        =====         =====         ==========        =====


Installment loans, commercial loans and real estate residential loans increased as a percentage of the portfolio mainly due to the IB merger. Real estate commercial and real estate construction loans both declined as a percentage for the same reason. However, there is an effort by management to increase commercial loans to add more diversification.

Please see page 15 of this report for a discussion regarding credit concentrations.

Funding of asset growth during the first three months was accomplished by increased interest bearing deposits of $130.5 million, or 11%. IB contributing $55.7 million to the growth, and increased non-interest bearing deposits of $12.1 million, or 6.3%, of which IB contributed $10.9 million. The cost of funding asset growth reduced the taxable equivalent (TE) net interest margin
(NIM) to 4.79%, a decrease from 5.27% in the same period of 2000. It is expected that the Corporation will continue to rely on certificates of deposit (cd's) and FHLB advances for the majority of funding going forward.

BALANCE SHEET - March 31, 2001/March 31, 2000

Below, are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:

At March 31,                           2001              2000           $ Change          % Change
                                    ----------        ----------        ----------        --------
Loans                               $1,462,876        $1,280,227        $  182,649            14.3%
Investments                            137,954           154,277           (16,323)          -10.6%
Federal Funds Sold                     168,216            43,435           124,781           287.3%
                                    ----------        ----------        ----------         -------
Total Earning Assets                 1,769,046         1,477,939           291,107            19.7%
                                    ==========        ==========        ==========         =======
Total Assets                        $1,866,399        $1,563,928        $  302,471            19.3%
                                    ==========        ==========        ==========         =======

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Balance Sheet - (Continued)
--------------------------------------------------------------------------------

At March 31,                           2001              2000           $ Change          % Change
                                    ----------        ----------        ----------        --------
Noninterest bearing deposits        $  203,866        $  181,389        $   22,477            12.4%
Interest bearing deposits            1,313,383         1,036,199           277,184            26.8%
                                    ----------        ----------        ----------         -------
Total deposits                       1,517,249         1,217,588           299,661            24.6%
                                    ----------        ----------        ----------         -------
Federal Funds purchased
  and Repurchase Agreements             12,645            34,951           (22,306)          -63.8%
FHLB borrowings                        105,156           125,182           (20,026)          -16.0%
Capital                             $  212,537        $  172,139        $   40,398            23.5%


At quarter end 2001, loans were up $182.6 million, or 14.3% over the previous year. The IB merger contributed $58.1 million to that growth. The increase in loans over the last year was due, for the most part, to the economic growth of the region and continued emphasis on loan development. The annualized growth rate for the first three months of 2001 versus the same period in 2000, was 24.8% versus 31.2% respectively.

Investments increased $16.3 million, or 10.6% for the period. This continuing trend in the runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. Federal funds sold increased over the prior period mainly due to anticipation of loan demand.

Noninterest bearing deposits increased 12.4% to $203.9 million. IB contributed $10.9 million to this growth. Interest bearing deposits increased $277.2 million, or 26.8%, with most of the growth attributable to time deposits. IB contributed $55.7 million to this growth.

At March 31, 2001, NOW, Money Market and Sweep accounts made up 23.5% of total interest bearing deposits. At March 31, 2000, those deposits made up 20.0%. In 2001, savings deposits made up 12.1% of total interest bearing deposits versus 18.8% in 2000, and time deposits made up 64.4% in 2001 versus 61.2% in 2000. The merger with IB is the main factor for the change in the mix over the past year.

Over the last year, NOW, Money Market and Sweep accounts increased $101.7 million, or 49.1%; savings deposits decreased $35.9 million, or 18.5%, and time deposits increased $211.3 million or 33.3%. The reason for the significant change in the mix over the last year was due mainly to the merger with IB and the reclassification of accounts for reserve purposes. Premier Treasury accounts and sweep accounts, introduced in 2000, have accumulated balances of $99.0 million over the last year.

FHLB borrowings decreased $20.0 million, or 16.0% over the year as the Corporation has concentrated on reducing these borrowings to free up borrowing capacity for liquidity purposes.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Capital has grown $40.4 million over the past year, or 23.5%. $16.1 million of the growth was attributable to the IB merger and the Board of Directors of the Corporation has continued to address the excess capital level of the Corporation. The stock repurchase program instituted and suspended in early 2000 was reinstated in the first quarter of 2001. The total amount of stock repurchased in 2000 and in the first quarter of 2001 was $4.6 million, representing more than 216,000 shares. Additionally, during the first quarter of 2001 the Corporation declared a second quarter cash dividend of $.13 per share, which reduced capital by $2.7 million.

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Several factors contribute to changes in net interest income. These include the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, shareowners' equity, and the level of nonaccrual loans.

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

For quarter ended March 31,            2001              2000           $ Change           % Change
                                    ----------        ----------        ----------         ----------
Loans                               $1,420,654        $1,241,965        $  178,689               14.4%
Investments*                           145,319           160,127           (14,808)             -9.2%
Federal funds sold                     113,831            31,354            82,477              263.1%
                                    ----------        ----------        ----------         ----------
Total earning assets                 1,679,804         1,433,446           246,358               17.2%
                                    ==========        ==========        ==========         ==========
Total assets*                        1,768,385         1,509,899           258,486               17.1%
                                    ==========        ==========        ==========         ==========

Noninterest bearing deposits        $  193,158        $  180,461        $   12,697                7.0%
Interest bearing deposits            1,237,955           999,939           238,016               23.8%
                                    ----------        ----------        ----------         ----------
Total deposits                      $1,431,113        $1,180,400        $  250,713               21.2%
                                    ==========        ==========        ==========         ==========
Federal funds purchased
   and repurchase agreements        $    9,981        $   29,430        $  (19,449)             -66.1%
FHLB borrowings                        104,937           113,511            (8,574)              -7.6%
Capital*                               208,535           175,656            32,879               18.7%
                                    ==========        ==========        ==========         ==========

Total interest income (TE)          $   38,094        $   33,186             4,908               14.8%
Total interest expense                  17,968            13,701             4,267               31.1%
                                    ----------        ----------        ----------         ----------
Net interest income                 $   20,126        $   19,485               641                3.3%
                                    ==========        ==========        ==========         ==========

*Shown at amortized cost, or adjusted for unrealized gain/(loss).

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Net Interest Income - (Continued)
--------------------------------------------------------------------------------

In 2001, average total earning assets as a percent of average total assets were 95.0% and 94.9% in 2000. This ratio indicates how efficiently assets are being utilized. Average loans were 80.3% and 82.3%, respectively and investments were 8.2% and 10.6%, for the same periods. Average federal funds sold were 6.4% and 2.1% over the period. Average total loans-to-deposits was 99.3% and 105.2%. The reason for the drop in the loan-to-deposit ratio in 2001 was the addition of IB loans and deposits whose ratio was 87.3%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $74.5 million or 37.9%; savings accounts decreased $28.5 million, or 15.2%, and time cd's increased $192.1 million, or 31.2%. Average FHLB borrowings decreased $8.6 million, or 7.6% indicating less use of this funding source than in the past. TE net interest income increased $640 thousand, or 3.3%.

Earning Assets

Using a 365-day base, the yield on total earning assets decreased .19% in the first quarter of 2001 to 9.20% from 9.39%. This was due to a decrease in interest rates as the result of three Base (Prime) rate decreases over the period, brought about by the lowering interest rates by the Federal Reserve Board (FRB). Since the end of the first quarter of 2000, the FRB has increased rates once, and decreased rates three times. All three of these decreases came in the first quarter of 2001 and totaled 1.50% or 150 basis points. This rapid decline in rates made it difficult to manage the net interest margin (NIM) as approximately 40% of the loan portfolio is tied to the Base rate, which changes overnight, while the majority of funding for loans are cd's which will not reach their repricing point until sometime in the future. This is why, after 17 years, current quarter earnings for the Corporation failed to exceed the same quarter of the previous year. The cost of total interest bearing liabilities increased
 .53% from 4.86% in 2000 to 5.39% in 2001. The TE NIM dropped .48% from the fourth quarter 2000 to the first quarter 2001.

On a TE basis, net interest income was $20.1 million in 2001, versus $19.5 million in 2000, for an increase in net interest income of $.6 million. Total interest income increased $4.9 million, and total interest expense increased $4.3 million, for an increase in net interest income of $.6 million.

The increase of $246.4 million in the average balance of earning assets increased interest income by $5.1 million, and a decrease in interest rates decreased interest income by $.2 million, for a net increase of $4.9 million.

The annualized yield on total loans decreased from 9.83% in 2000 to 9.75% in 2001. Commercial loans decreased from 9.89% to 9.50%; real estate commercial loans decreased in yield from 9.10% to 8.95%; real estate construction loans decreased in yield from 11.13% to 11.00%; real estate mortgage loans increased from 9.42% to 10.66% and installment loans increased from 9.87% to 10.06%.

The yield on investments decreased from 6.70% in 2000 to 6.64% in 2001, and the yield on federal funds sold decreased from 5.68% in 2000 to 5.54% in 2001.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Net Interest Income - (Continued)
--------------------------------------------------------------------------------

Interest Bearing Liabilities

The increase of $210.0 million in the average balance of total interest bearing liabilities increased interest expense by $2.6 million, and the rates paid on interest bearing liabilities increased interest expense $1.7 million for a net change of $4.3 million.

The cost of NOW, Money Market and Sweep accounts increased from 2.75% in 2000, to 3.26% in 2001. Savings account costs were 3.72% in 2000, and 3.74% in 2001. Time cd's increased in cost from 5.73% in 2000 to 6.40% in 2001. Short-term borrowings decreased from 5.24% to 4.79%, and FHLB borrowings increased from 5.61% in 2000 to 5.63% in 2001.

NONINTEREST INCOME AND EXPENSE - March 31, 2001/March 31, 2000

Total noninterest income increased $175 thousand in the first quarter of 2001, or 10.5% from a year ago. Service charges increased from $656 thousand to $744 thousand, or 13.4%. Other income for the period was up by $87 thousand, or 8.6%. The increase in noninterest income was mainly due to the IB merger.

The market value of trust assets at quarter end March 2001 was $205.6 million, as compared to $195.2 million in 2000, an increase of $10.4 million, or 5.3%. Trust department income for the first quarter of 2001 was $285 thousand, down $9 thousand or 3.1%.

Total noninterest expenses increased $1.5 million, or 18.6% for the period. Salaries and benefits increased $370 thousand, or 7.0%. There were 560 FTE employees at March 31, 2001. Over the past year, excluding mergers, the FTE staff increased 11%, which more than offsets the increase. Other differences were bonuses, down $48 thousand, or 14.4%, and profit sharing contributions which were down $134 thousand, or 17.8% over the 2000 period.

Total occupancy expense increased $464 thousand, or 37.4%. 31.7% or $540 thousand of occupancy expense was depreciation in 2001, and $589 thousand, or 47.5% was depreciation in 2000. Excluding depreciation, occupancy expense increased $513 thousand, or 78.9% in 2001. The increase was due to increased furniture, equipment and maintenance agreement expenses relating to the merger and scheduled maintenance and repairs. With the closing of the IB merger, it is expected that higher than normal occupancy expenses will continue through the remainder of the year, but not at the first quarter level.

Other noninterest expense increased $709 thousand, or 40.6%. This increase was due to a reversal in 2000 of $200 thousand recapture of the Year 2000 reserve set up in prior years; increased amortization of goodwill of $81 thousand; first quarter charges of $400 thousand for technology enhancements and $165 thousand for merger related expenses. The Corporation anticipates an additional $400 thousand will be expensed during the second quarter for additional enhancements to technology.

Banks and holding companies use a computation call the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is computed by dividing total noninterest expense, less intangible amortization expense, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring income. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the first quarter was 44% for 2001 and 40% for 2000. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Loans - Impaired Assets
--------------------------------------------------------------------------------


LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                      (In thousands)

Period ended March 31,                                      2001               2000
----------------------                                   ----------         ----------
Non-accruing loans                                       $    5,886         $    2,797
Loans past due 90 days or more and still accruing                12                 92
Restructured loans*                                              --                 --
Other real estate owned                                         256                653
                                                         ----------         ----------
        Total non-performing loans                       $    6,154         $    3,542
                                                         ==========         ==========
Total assets at end of period                            $1,866,399         $1,563,928
                                                         ----------         ----------

As a percent of assets outstanding                             0.33%              0.23%
                                                         ==========         ==========

*Not included unless past due. The Corporation has only one restructured loan for under $100,000.


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

It is the Bank's practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Those loans which are 90 days or more past due, and still accruing, in the table above, were acquired through our last two mergers. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest, in a timely manner, is in doubt.

Although non-accruing loans have increased, the overall level of impaired loans is only slightly higher, at .33%, than the historical low of .21% on December 31, 1999 and last quarter-end at .23%. The year-end average for the past five years for non-performing assets is .43%.

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred.

Non-accruing loans consist of some 36 loans ranging in size from $1.3 million to nominal amounts, most of which are subject to some form of legal collection activity. Of the loans in non-accrual, ten are under 90 days delinquent in payments. Other real estate owned consists of two residential land parcels.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Loans - Credit Concentrations
--------------------------------------------------------------------------------

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $295.0 million in 2001, or 20.2% of total loans, and $286.7 million in 2000, or 22.4% of total loans. Many years ago, management established a real estate loan committee which meets semi-annually to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The Bank's trade area has generally enjoyed a consistent real estate market, and while cognizant of the possible impacts of slowing levels of activity, management is cautiously optimistic as to the real estate market's prospects in the months ahead.

At March 31, 2001 and 2000, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the three months ending March 31, 2001, the allowance for possible loan losses increased to $22.8 million, or 1.56% of total loans, from $21.9 million, or 1.59% of total loans in 2000. Year-to-date net loan losses were $186 thousand.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loan is reviewed and loans are assigned a dollar value of the reserve by degree of risk. The analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable and if the reserve is adequate.

Taken into consideration when the analysis is performed are the national and local economic trends and conditions. The Boeing Company is a strong force in the local economy, so it is important that this analysis recognizes Boeing's current and anticipated personnel strength, and the possible effect on Boeing's suppliers.

The analysis also takes into consideration the level of, or trends in, delinquencies and non-accruing loans. Management monitors delinquencies monthly and reports are prepared for the Board of Directors to review. Delinquencies for commercial, personal and real estate loans are charted separately.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Conclusion of Qualitative Factors
--------------------------------------------------------------------------------

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to change the allowance based on their judgement about information available to them at the time of their examination.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2001 and 2000. This discussion addresses those periods of time.

Net cash provided by operating activities in 2001 totaled $9.3 million, as compared to $11.5 million in 2000. The largest component providing net cash was net income of $7.4 million in 2001 and $8.1 million in 2000.

Net loans originated and sold in the real estate secondary market for the first quarter of 2001 were $4.7 million higher than 2000. This is the first time in several years that net loans originated and sold exceeded the same period of the prior year, and is attributable to lower interest rates.

Investing activities in 2001 were highest in Fed Funds sold of $83.8 million, as deposits in excess of loan growth, $28.6 million, were directed toward short-term investments, increasing liquidity. The same would apply to the excess of maturing securities. In 2000, investing activities were centered in loan growth of $92.9 million and excess deposits of $38.3 million in Fed Funds sold.

In 2001, funding from financing activities came mainly from core deposit growth of $47.7 million with demand deposits providing $29.1 million also to growth. Advances from the FHLB contributed only slightly, $5 million, to growth in 2001. In 2000, core deposit growth was also responsible for $93.9 million of funding requirements, and net FHLB advances provided $30 million.

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

INTEREST RATE RISK

Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. Management's objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Interest Rate Risk - (Continued)
--------------------------------------------------------------------------------

identified through computer simulations to evaluate volatility under varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels.

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At March 31, 2001, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". However, as previously mentioned, first quarter earnings were negatively impacted due to the rapid drop of 150 basis points by the FRB. It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2001 was $212.5 million, $16.1 million which came from the IB merger (including unrealized gains or losses on securities). This amount compares to $191.8 million at December 31, 2000, an increase of $20.8 million, or 10.8%. Almost all of the increase came from the retained earnings of the Bank and the merger with IB.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At March 31, 2001, the Corporation's leverage ratio was 11.47%, compared to 11.51% at quarter end 2000. In addition, Regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and Tier II capital ratios were 13.05% and 14.30% at March 31, 2001, and 13.23% and 14.49% at December 31, 2000.

Management constantly monitors the level of capital of the Corporation, and believes that capital is currently larger than necessary, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
        Forward-Looking Information
--------------------------------------------------------------------------------

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

Item 5. Other Information

        (a) Please see Note 2 on Page 5.

        (b) On December 20, 2000, the Board of Directors of the Corporation declared a $.125 per share first quarter 2001 dividend to shareowners of record as of January 8, 2001 and payable January 22, 2001.

        (c) On March 21, 2001, the Board of Directors of the Corporation declared a $.13 per share second quarter 2001 dividend to shareowners of record as of April 16, 2001 and payable April 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

        (b)(11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

        (b)(20) On January 31, 2001, Form 8-K was filed announcing reinstatement of the Share Repurchase Program.

                On February 7, 2001, Form 8-K was filed announcing consummation of the merger with Interbancorp, Inc., and Inter Bank into Frontier Financial Corporation and Frontier Bank.

                On March 23, 2001, Form 8-K was filed announcing earnings guidance for the first fiscal quarter of 2001.

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


FRONTIER FINANCIAL CORPORATION



Date: May 10, 2001                              /s/ JAMES F FELICETTY
     ------------------------              ------------------------------------
                                                   James F Felicetty
                                                 Secretary / Treasurer