Form 10-Q
period 2001-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2001-07-26
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 2001
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

Yes [X]              No [ ]

This issuer has one class of common stock (no par value) with 20,346,197 shares outstanding as of June 30, 2001.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                                                                       Page
                                                                                       ----
PART I -- Financial Information

        Item 1.   Financial Statements

                  Consolidated Balance Sheet -- June 30, 2001,
                  and December 31, 2000                                                    1

                  Consolidated Statement of Income -- Three and Six Months
                  Ended June 30, 2001 and 2000                                             2

                  Consolidated Statement of Cash Flows -- Six Months
                  Ended June 30, 2001 and 2000                                           3-4

                  Notes to Consolidated Financial Statements                             5-7

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                            8-18

        Item 3.   Quantitative and Qualitative Disclosures about
                  Market Risk                                                             18

PART II -- Other Information

        Item 1.   Legal Proceedings                                                       19

        Item 4.   Submission of Matters to a Vote of Security Holders                     19

        Item 5.   Other Information                                                       19

        Item 6.   Exhibits and Reports on Form 8-K                                        19

               Signatures                                                                 20

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                   (In thousands, except shares)

                                                                                     June 30,               December 31,
                                                                                       2001                     2000
                                                                                   ------------             ------------
ASSETS

Cash & due from banks                                                              $     63,258             $     69,709
Securities:
    Available for sale-market value                                                     102,812                  117,117
    Held to maturity-amortized cost                                                      26,118                   26,534
                                                                                   ------------             ------------
               Total securities                                                         128,930                  143,651
Federal funds sold                                                                      105,775                   76,605

Loans                                                                                 1,534,507                1,378,115
  Less allowance for loan losses                                                        (22,687)                 (21,907)
                                                                                   ------------             ------------
               Net loans                                                              1,511,820                1,356,208
Premises & equipment, net                                                                27,914                   25,491
Other real estate owned                                                                     410                      256
Intangible assets                                                                        10,705                    1,256
Other assets                                                                             17,845                   17,642
                                                                                   ------------             ------------
    TOTAL ASSETS                                                                   $  1,866,657             $  1,690,818
                                                                                   ============             ============

LIABILITIES

Deposits:
  Non-interest bearing                                                             $    211,203             $    191,776
  Interest bearing                                                                    1,301,905                1,182,851
                                                                                   ------------             ------------
    Total deposits                                                                    1,513,108                1,374,627
Federal funds purchased and securities sold under repurchase agreements                  15,776                   10,088
Federal Home Loan Bank advances                                                         105,150                  100,163
Other liabilities                                                                        16,177                   14,163
                                                                                   ------------             ------------
    TOTAL LIABILITIES                                                                 1,650,211                1,499,041
                                                                                   ------------             ------------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 20,346,197
    and 19,767,897 shares issued and outstanding in 2001 and 2000                       118,998                  101,897
Retained earnings                                                                        97,011                   90,827
Accumulated other comprehensive income (loss),
    net of tax effect                                                                       437                     (947)
                                                                                   ------------             ------------
    TOTAL SHAREOWNERS' EQUITY                                                           216,446                  191,777
                                                                                   ------------             ------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                          $  1,866,657             $  1,690,818
                                                                                   ============             ============

Shares outstanding at the end of the period                                          20,346,197               19,767,897
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
--------------------------------------------------------------------------------

(In Thousands, Except for Per Share Amounts)

                                                         Three Months Ended                      Six Months Ended
                                                   -------------------------------       -------------------------------
                                                     June 30,           June 30,           June 30,            June 30,
                                                       2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------
INTEREST INCOME
   Interest & fees on loans                        $     34,904       $     32,915       $     68,932       $     62,846
   Interest on investments                                3,347              2,620              7,096              5,489
                                                   ------------       ------------       ------------       ------------
       Total interest income                             38,251             35,535             76,028             68,335
                                                   ------------       ------------       ------------       ------------
INTEREST EXPENSE
   Interest on deposits                                  15,994             12,830             32,386             24,580
   Interest on borrowed funds                             1,604              2,358              3,180              4,309
                                                   ------------       ------------       ------------       ------------
       Total interest expense                            17,598             15,188             35,566             28,889
                                                   ------------       ------------       ------------       ------------

Net interest income                                      20,653             20,347             40,462             39,446
                                                   ------------       ------------       ------------       ------------

PROVISION FOR LOAN LOSSES                                  (100)              (270)              (500)              (562)
                                                   ------------       ------------       ------------       ------------

NONINTEREST INCOME
   Service charges on deposit accounts                      792                652              1,536              1,308
   Other noninterest income                               1,469              1,002              2,563              2,008
                                                   ------------       ------------       ------------       ------------
       Total noninterest income                           2,261              1,654              4,099              3,316
                                                   ------------       ------------       ------------       ------------

NONINTEREST EXPENSE
   Salaries & employee benefits                           5,748              5,522             11,408             10,811
   Occupancy expense                                      1,624              1,446              3,327              2,686
   Other noninterest expense                              2,883              3,159              5,338              4,905
                                                   ------------       ------------       ------------       ------------
       Total noninterest expense                         10,255             10,127             20,073             18,402
                                                   ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAX                                 12,559             11,604             23,988             23,798

PROVISION FOR INCOME TAX                                 (4,161)            (3,857)            (8,236)            (7,993)
                                                   ------------       ------------       ------------       ------------

       NET INCOME                                  $      8,398       $      7,747       $     15,752       $     15,805
                                                   ============       ============       ============       ============

Weighted average number of shares outstanding        20,179,881         19,745,172         20,309,783         19,713,470
Basic earnings per share                           $       0.42       $       0.39       $       0.78       $       0.80
                                                   ============       ============       ============       ============
Weighted average number of diluted shares
   outstanding                                       20,318,395         19,844,895         20,448,297         19,813,193
Diluted earnings per share                         $       0.41       $       0.39       $       0.77       $       0.80
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

                                                                    SIX MONTHS ENDED
                                                             -------------------------------
                                                             June 30,              June 30,
                                                               2001                  2000
                                                             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                   $  15,752             $  15,805
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                              1,393                 1,077
      Provision for loan losses                                    500                   562
      FHLB stock dividends                                        (429)                 (376)
      Deferred taxes                                               733                   142
      Increase in income taxes payable                             111                 1,219
      Increase in interest receivable                           (1,077)               (1,241)
      Increase (Decrease) in interest payable                      932                 3,181
      Loss on sale of fixed assets                                  12                    --
      Loans originated for sale                                (17,797)               (6,026)
      Proceeds from sale of loans                               15,230                 6,026
      Other operating activities                                   590                   764
                                                             ---------             ---------
Net cash provided by operating activities                       15,950                21,133
                                                             ---------             ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                             (29,170)               (8,865)
Proceeds from maturities of AFS & HTM securities                51,645                 5,466
Purchase of AFS & HTM securities                               (33,987)               (1,500)
Net cash flows from loan activities                           (153,199)             (166,129)
Purchases of premises and equipment                             (3,558)               (1,019)
Proceeds from the sale of other real estate owned                   --                   256
Cash acquired in merger                                          6,094                    --
                                                             ---------             ---------
Net cash used by investing activities                         (162,175)             (171,791)
                                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                     91,002                 2,395
Net change in certificates of deposit                           46,644               129,105
Purchase of common shares                                       (4,656)               (2,040)
Cash dividends paid                                             (5,402)               (3,615)
Proceeds from issuance of stock                                  1,251                    72
Advances from FHLB                                              10,000               167,295
Repayment of FHLB advances                                      (5,013)             (160,013)
Net change in Federal Funds purchased                            5,689                23,913
Other financing activities                                         259                  (163)
                                                             ---------             ---------
Net cash provided by financing activities                      139,774               156,949
                                                             ---------             ---------


                            (Continued on next page)
   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                  $ (6,451)            $ 6,291

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                      69,709              53,013
                                                                --------             -------

CASH AND DUE FROM BANKS AT END OF PERIOD                        $ 63,258             $59,304
                                                                ========             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                        $ 34,674             $25,607
Cash paid during the period for income taxes                       8,246               6,848
Real estate taken as settlement for loan obligations                (154)                 --


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. PRINCIPLES OF CONSOLIDATION -- RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries (the "Corporation"). All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have not been audited and have been prepared substantially consistent with the accounting principles applied in the 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for year-end December 31, 2001.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2. On February 2, 2001, the Corporation completed the acquisition of Interbancorp. The Corporation issued 689,392 shares and assumed arrangements for optioned shares, in exchange for all outstanding common shares of Interbancorp. Interbancorp operated Valley Community Bank in Duvall, Washington and Kirkland Bank of Commerce in Kirkland, Washington through its wholly owned subsidiary, Inter Bank. Inter Bank received regulatory approval to open a third office, to be located at Totem Lake, Washington. This office was opened on July 9, 2001. These three offices are operating as branches of Frontier Bank. As a result of the merger, Interbancorp, Inc. and Inter Bank were merged into the Corporation and the Bank. The acquisition was accounted for as a purchase and resulted in the recording of $9.6 million of costs in excess of the fair value of Interbancorp, Inc. net assets acquired (goodwill). The Bank had, before recording of purchase accounting adjustments, $72 million in total assets, $54 million in loans, $65 million in deposits and $5.6 million in shareowners' equity at February 2, 2001. All of the assets, liabilities, capital and five months of operations of Interbancorp have been included in the Corporation's financial condition or results of operations as of June 30, 2001.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 -- (Continued)


The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2001:

        AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

        (In thousands)

                                                       Gross            Gross
                                   Amortized         Unrealized       Unrealized          Aggregate
                                     Cost              Gains            Losses            Fair Value
                                   ---------         ----------       ----------          ----------
AFS SECURITIES
   Equities                        $ 16,801            $  202            $ (28)            $ 16,975
   U.S. Treasuries                      251                38               --                  289
   U.S. Agencies                     62,768                74              (91)              62,751
   Corporate securities              22,272               508              (33)              22,747
   Municipal securities                  50                --               --                   50
                                   --------            ------            -----             --------
           Totals                   102,142               822             (152)             102,812
                                   --------            ------            -----             --------

HTM SECURITIES
   Municipal securities              25,618               951               --               26,569
   Corporate Securities                 500                --              (23)                 477
                                   --------            ------            -----             --------
           Totals                    26,118               951              (23)              27,046
                                   --------            ------            -----             --------

           Totals                  $128,260            $1,773            $(175)            $129,858
                                   ========            ======            =====             ========


                         MATURITY SCHEDULE OF SECURITIES

                            Available for Sale                     Held to Maturity
                       ----------------------------           ---------------------------
                       Amortized            Fair              Amortized            Fair
  MATURITY               Cost               Value               Cost               Value
                       ---------           --------           ---------           -------
   0-1 Yr              $ 23,435            $ 23,681            $   686            $   692
  1-5 Yrs                20,322              20,786             12,633             13,068
  5-10 Yrs               56,153              56,097             12,299             12,809
Over 10 Yrs               2,232               2,248                500                477
                       --------            --------            -------            -------
                       $102,142            $102,812            $26,118            $27,046
                       ========            ========            =======            =======

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 -- (Continued)

                CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended June 30, 2000

AFS SECURITIES
Proceeds From Sales                                  $    0
Gross Realized Gains                                     --
Gross Realized Losses                                    --
Gross Gains & Losses Included In Earnings
   Transfers To the Trading Category                     --
Net Change In Unrealized Holding Gains Or
   Losses Included In The Separate
   Components of Shareowners' Equity                 $1,384

HTM SECURITIES
Sale Or Transfers From This Category                 $    0


NOTE 4.  LOANS

        The following is an analysis of the loan portfolio by major type of loans:

                              June 30, 2001            Dec 31, 2000
                              -------------            ------------
Commercial                     $   332,301             $   283,890
Real Estate:
   Commercial                      640,448                 586,163
   Construction                    378,784                 339,599
   Residential                     137,185                 127,714
Installment                         52,272                  47,192
                               -----------             -----------
                                 1,540,990               1,384,558
Unearned Fee Income                 (6,483)                 (6,443)
                               -----------             -----------
   Total Loans                 $ 1,534,507             $ 1,378,115
                               ===========             ===========


NOTE 5.  EQUITY

Please see page Item 5, page 19 for dividend information.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the second quarter of 2001 was $8.4 million versus $7.7 million for the second quarter of 2000, or up 8.4%. The reasons for the increase will be discussed in this report. In the discussion below, comparison is with the second quarter of 2001 and 2000, unless otherwise indicated.

Annualized return on average assets (ROA) was 1.83% in 2001 and 1.97% in 2000. Annualized return on average stockholder's equity (ROE) in 2001 was 15.56%, as compared to 17.22% in 2000. Diluted earnings per share were $.41 for 2001, and $.39 for 2000.

FINANCIAL REVIEW


MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Island, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. A merger between the Corporation and Interbancorp, Inc. (InterBank) was consummated on February 2, 2001 which added two branch offices to the Corporation franchise. These nine counties would be considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.


BALANCE SHEET -- June 30, 2001/December 31, 2000

During the first six months of 2001 investment securities decreased $14.7 million, or 10.2%. For the last few years management has been allowing the securities held by the bank to run off for the purpose of funding loan growth. Investment securities would have declined more except that the merger with InterBank ("IB") added $4.2 million in investment securities in February 2001. During the remainder of 2001 it is expected that the investment securities will continue to decline.

Federal funds sold increased sharply during the first six months of the year, and reached a high of approximately $170.0 million before running off to $105.8 million at quarter-end. Fed funds sold and maturing securities funded loan growth in the second quarter, as deposit growth was negative.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet -- (Continued)
--------------------------------------------------------------------------------

The loan portfolio has had good growth this year. Loans, net of unearned income, rose $156.4 million or 11.3%. This compares to the first six months growth in loans in 2000 of $166.6 million, or 14.0%. While 2001 loan growth has fallen short of 2000 by $10.2 million, management considers the local economy to be strong with pockets of weakness due to the dot com fallout. The loan-to-deposit ratio at the end of the first six months of 2001 increased to 101.4% from 100.3% at year-end 2000. Going forward management will continue to emphasize stronger loan growth consistent with safe and sound practices.

The table below indicates the changes in the mix of the loan portfolio from beginning to the end of the period, net of deferred loan fees:

                                              June 30, 2001                                 December 31, 2000
                                    ----------------------------------             ------------------------------------
                                      Amount               % of total                Amount                 % of total
                                    ----------            ------------             -----------             ------------
Installment                         $   52,342                     3.4%            $    47,221                      3.4%
Commercial                             331,902                    21.6%                283,287                     20.6%
Real estate commercial                 639,525                    41.7%                585,283                     42.5%
Real estate construction               374,661                    24.4%                335,667                     24.4%
Real estate residential                136,077                     8.9%                126,657                      9.1%
                                    ----------            ------------             -----------             ------------
       Total                        $1,534,507                   100.0%            $ 1,378,115                    100.0%
                                    ==========            ============             ===========             ============


Commercial loans increased mainly due to management's efforts to develop more of these types of loans for diversification reasons. Real estate commercial declined as Class A properties are now experiencing high vacancy rates, perhaps due to the dot com shakeout. Real estate residential loans are down slightly, again perhaps due to the same dot com factor.

Please see page 15 of this report for a discussion regarding credit concentrations.

Funding of asset growth during the first six months was accomplished by increased deposits of $138.5 million, and a runoff in investments of $14.7 million. The cost of funding asset growth and several drops in interest rates by the Federal Reserve Bank (FRB) reduced the taxable equivalent (TE) net interest margin (NIM) to 4.80%, a decrease from 5.56% in the same period of 2000. It is expected that the Corporation will continue to rely on certificates of deposit (cd's) for the majority of funding going forward.

BALANCE SHEET -- June 30, 2001/June 30, 2000

Below, are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:


At June 30,                            2001                   2000                  $ Change                  % Change
-----------                         ----------            ------------             -----------                ---------
Loans                               $1,534,507            $  1,353,883             $   180,624                     13.3%
Investments                            128,930                 151,189                 (22,259)                   -14.7%
Federal Funds Sold                     105,775                  14,010                  91,765                    655.0%
                                    ----------            ------------             -----------                    -----
Total Earning Assets                 1,769,212               1,519,082                 250,130                     16.5%
                                    ----------            ------------             -----------                    -----
Total Assets                         1,866,657               1,603,772                 262,885                     16.4%
                                    ==========            ============             ===========                    =====

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet -- (Continued)
--------------------------------------------------------------------------------


At June 30,                                2001                  2000               $ Change            % Change
-----------                             ----------            ----------            ---------           --------
Noninterest bearing deposits            $  211,203            $  182,379            $  28,824             15.8%
Interest bearing deposits                1,301,905             1,072,836              229,069             21.4%
                                        ----------            ----------            ---------            -----
Total deposits                           1,513,108             1,255,215              257,893             20.5%
                                        ==========            ==========            =========            =====
Federal Funds purchased
  and Repurchase Agreements                 15,776                53,834              (38,058)           -70.7%
FHLB borrowings                            105,150               102,471                2,679              2.6%
Capital                                 $  216,446            $  178,292            $  38,154             21.4%


At quarter end 2001, loans were up $156.4 million, or 11.3% over the previous year. This increase in loans over the last year was due, for the most part, to the economic growth of the region, expansion by the Corporation and continued emphasis on loan development. The annualized growth rate for the first six months of 2001 versus the same period in 2000, was 22.6% versus 28.0% respectively.

Investments decreased $22.3 million, or 14.7% for the period. This continuing trend in the runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. Federal funds sold increased $91.8 million, or 655.0%, over the prior period mainly due to anticipated loan demand.

Noninterest bearing deposits increased 15.8% to $211.2 million. Interest bearing deposits increased $229.1 million or 21.4%, with most of the growth being attributable to time deposits.

At June 30, 2001, NOW, Money Market and Sweep accounts made up 22.8% of total interest bearing deposits. At June 30, 2000 those deposits made up 20.9%. In 2001, savings deposits made up 14.9% of interest bearing deposits versus 16.0% in 2000, and time deposits made up 62.3% in 2001 versus 63.1% in 2000. The merger with IB, lower interest rates, and reclassification of accounts for reserve purposes are the main factors for the change in the mix.

Over the last year, NOW, Money Market and Sweep accounts increased $72.1 million, or 32.1%; savings deposits decreased $22.4 million, or 13.1%, and time deposits increased $134.6 million or 19.9%. Premier Treasury accounts and sweep accounts, introduced in 2000, have accumulated balances of $85.0 million over the last year.

Fed funds purchased dropped to $15.8 million in 2001 from $53.8 million in 2000, or 70.7%. In 2000 the Corporation was borrowing more than in 2001 for liquidity purposes.

FHLB borrowing increased $2.7 million, or 2.6%. It is estimated that these balances will remain on the books of the Corporation until maturing or interest rates rise, which could cause the put options to be exercised.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Balance Sheet -- (Continued)
--------------------------------------------------------------------------------

Capital has grown $38.2 million over the past year, or 21.4%. $16.1 million of the growth was attributable to the IB merger. The Board of Directors of the Corporation has continued to address the excess capital level of the Corporation. A new stock repurchase program was instituted in the first quarter 2001. Total stock repurchased in 2001 was valued at $4.7 million, representing 207,000 shares. Under a prior plan in effect during 2000 stock repurchased was valued at $1.8 million, representing 94,400 shares. Additionally, during the first and second quarter of 2001 the Corporation declared cash dividends of $.125 and $.13 per share, which reduced capital by $5.4 million.


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

For quarter ended June 30,                 2001                  2000               $ Change             % Change
--------------------------              ----------            ----------            ---------            --------
Loans                                   $1,498,341            $1,322,352            $ 175,989              13.3%
Investments(*)                             132,323               158,665              (26,342)            -16.6%
Federal funds sold                         116,296                12,075              104,221             863.1%
                                        ----------            ----------            ---------             -----
Total earning assets                     1,746,960             1,493,092              253,868              17.0%
                                        ==========            ==========            =========             =====
Total assets                            $1,834,250            $1,572,159            $ 262,091              16.7%
                                        ==========            ==========            =========             =====

Noninterest bearing deposits            $  208,293            $  185,038            $  23,255              12.6%
Interest bearing deposits                1,277,879             1,036,934              240,945              23.2%
                                        ----------            ----------            ---------             -----
Total deposits                          $1,486,172            $1,221,972            $ 264,200              21.6%
                                        ==========            ==========            =========             =====
Federal funds purchased
   and repurchase agreements            $   12,020            $   43,091            $ (31,071)            -72.1%
FHLB borrowings                            105,152               112,696               (7,544)             -6.7%
Capital(*)                                 215,895               179,993               35,902              19.9%

Total interest income (TE)              $   38,571            $   35,931            $   2,640               7.3%
Total interest expense                      17,598                15,188            $   2,410              15.9%
                                        ----------            ----------            ---------             -----
Net interest income                     $   20,973            $   20,743            $     230               1.1%
                                        ==========            ==========            =========             =====

(*) Shown at amortized cost, or adjusted for unrealized gain/(loss).

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income -- (Continued)
--------------------------------------------------------------------------------

In 2001, average total earning assets as a percent of average total assets were 95.2%, and 95.0% in 2000. This ratio indicates how efficiently assets are being utilized. Average loans were 81.7% and 84.1%, respectively and investments were 7.2% and 10.1%, for the same periods. Average federal funds sold were 6.3% and
 .8% over the period. Average total loans-to-deposits were 100.8% and 108.2%. The reason for the drop in the loan-to-deposit ratio in 2001 was the addition of IB loans and deposits whose ratio was 87.3%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $74.4 million or 36.0%; savings accounts decreased $8.0 million, or 4.6%, and time cd's increased $174.5 million, or 26.6%. Average FHLB borrowings decreased $7.5 million, or 6.7% indicating less use of this funding source than in the past. TE net interest income increased $230 thousand, or 1.1%.

Earning Assets

Using a 365-day base, the yield on total earning assets decreased .79% in the second quarter 2001 to 8.86% from 9.65%. This was due to a decrease in interest rates as the result of four Base (Prime) lending rate decreases over the period, brought about by the lowering interest rates by the FRB. Since the end of the first quarter of 2000, the FRB has increased rates once, and decreased rates four times. Three of these decreases came in the first quarter of 2001 and totaled 1.50% or 150 basis points. A fourth decline of 25 basis points occurred in the second quarter. This rapid decline in rates made it difficult to manage the net interest margin (NIM) as approximately 40% of the loan portfolio is tied to the Base rate, which changes overnight, while the majority of funding for loans are cd's which will not reach their repricing point until sometime in the future. The cost of total interest bearing liabilities decreased .05% from 5.11% in 2000 to 5.06% in 2001. The TE NIM dropped .76% from the second quarter of 2000 to the second quarter of 2001.

On a TE basis, net interest income was $21.0 million in 2001, versus $20.7 million in 2000. Total interest income increased $2.6 million, and total interest expense increased $2.4 million, for an increase in net interest income of $230 thousand.

The increase of $253.9 million in the average balance of earning assets increased interest income by $5.4 million, and a decrease in interest rates decreased interest income by $2.8 million, for a net increase of $2.6 million.


The annualized yield on total loans decreased from 10.04% in 2000 to 9.38% in 2001. Commercial loans decreased from 10.17% to 9.13%; real estate commercial loans increased in yield from 8.95% to 9.20%; real estate construction loans decreased in yield from 11.51% to 9.92%; real estate residential loans decreased from 10.47% to 9.14%, and installment loans decreased from 10.01% to 9.90%.

The yield on investments increased from 6.70% in 2000 to 6.84% in 2001, and the yield on federal funds sold decreased from 6.12% in 2000 to 4.41% in 2001.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Net Interest Income - continued
--------------------------------------------------------------------------------

Interest Bearing Liabilities

The increase of $202.3 million in average balance of total interest bearing liabilities increased interest expense by $2.5 million, and the rates paid on interest bearing liabilities increased interest expense $.1 million for a net change of $2.4 million.

The cost of NOW, Money Market and Sweep accounts decreased from 2.91% in 2000, to 2.70% in 2001. Savings account costs were 3.76% in 2000, and 3.41% in 2001. Time cd's increased in cost from 5.93% in 2000 to 6.12% in 2001. Short-term borrowings decreased from 5.82% to 3.90%, and FHLB borrowings decreased from 6.17% in 2000 to 5.67% in 2001.


NONINTEREST INCOME AND EXPENSE -- June 30, 2001/June 30, 2000

Total noninterest income increased $607 thousand in the second quarter of 2001, or 36.7% from a year ago. Service charges increased from $652 thousand to $792 thousand, or 21.5%. Other income for the period was up by $467 thousand, or 46.6%.

The increase in service charges was due mainly to increased NSF/Overdraft fees of $80 thousand, with the remainder of the increase due to volume of accounts.

The increase in other income was due to several factors. Due to an increase in the real estate secondary market volume, service fees were up $114 thousand, or 377.2%. Broker loan fees were up $194 thousand, or 173.2%, and closing fees were up $51 thousand, or 425.0%. There were also gains on ORE sold of $110 thousand in 2001 and $29 thousand in 2000.

The market value of trust assets at quarter end June 2001 was $235.0 million, as compared to $199.5 million in 2000, an increase of $35.5 million, or 17.8%. Trust department income for the second quarter of 2001 was $297 thousand, up $13 thousand, or 4.6%.

Total noninterest expenses increased $128 thousand, or 1.3% for the period. Salaries and benefits increased $226 thousand, or 4.1%. There were 594 FTE employees at June 30, 2001. Within salaries is an offset referred to as deferred loan costs, which are associated with the deferral of loan fees into future periods. Excluding this offset, salaries and employee benefits were $6.8 million in 2001 and $5.9 million in 2000. Deferred loan costs were $1.1 million in 2001 and $399 thousand in 2000. Salaries, alone, were $5.0 million in 2001, and $4.1 million in 2000, for an increase of $.9 million. The merger with IB increased salaries in 2001 by $348 thousand; staff increases over last year were 5.4%, or $224 thousand, and the remaining $328 thousand represents merit raises and bonuses. Benefits totaled $1.8 million for both 2001 and 2000.

Total occupancy expense increased $178 thousand, or 12.3%. 37.3% or $606 thousand of occupancy expense was depreciation in 2001, and $495 thousand, or 34.2% was depreciation in 2000. Excluding depreciation, occupancy expense increased $67 thousand, or 7.0% in 2001. The increase was due to increased utilities, maintenance and repairs.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
NonInterest Income and Expense -- continued
--------------------------------------------------------------------------------

Other noninterest expense decreased $276 thousand, or 8.7%. The decrease was due to a drop in the marketing expense of $54 thousand; a decrease in director fees of $69 thousand; and a timing difference of $76 thousand in taxes. In 2000, there was also a loss on other real estate owned of $38 thousand and both 2001 and 2000 had operational losses of $78 thousand and $165 thousand, respectively.

Banks and bank holding companies use a computation call the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is computed by dividing total noninterest expense, less intangible amortization expense and other non-recurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the second quarter was 43% for 2001 and 44% for 2000. The Corporation's ratio places it among the performance leaders in the industry.


LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:


                                                                      (In thousands)

Period ended June 30,                                           2001                   2000
---------------------                                        ----------             ----------
Non-accruing loans                                           $    4,435             $    2,648
Loans past due 90 days or more and still accruing                     8                    172
Restructured loans(*)                                                16                     --
Other real estate owned                                             410                    615
                                                             ----------             ----------
      Total non-performing loans                             $    4,869             $    3,435
                                                             ==========             ==========
Total assets at end of period                                $1,866,657             $1,603,772
                                                             ----------             ----------
As a percent of assets outstanding                                 0.26%                  0.21%
                                                             ==========             ==========

(*) Not included unless past due. The Corporation has only one restructured loan for under $100,000.

Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. This then progresses to phone calls and letters, followed by legal activity when and if necessary. At one month past due, the loan is tracked and reported as a delinquency. No significant trends in the levels of delinquent loans are noted at this time.

It is the bank's practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Those loans that are 90 days or more past due and still accruing, in the table above, were acquired through our last two mergers. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest in a timely manner is in doubt.

Although non-accruing loans have increased, the overall level of impaired assets is only slightly higher, at .26%, than last year's similar quarter-end at .21%.

Restructured loans are those loans that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Loans -- Impaired Assets -- (Continued)
--------------------------------------------------------------------------------

Non-accruing loans consist of some 36 loans ranging in size from $1.3 million to nominal amounts, many of which are subject to some form of legal collection activity. Of the loans in non-accrual, ten are under 90 days delinquent in payments and these total some $.5 million. Other real estate owned consists of two residential land parcels and one house.

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $374.7 million in 2001, or 24.4% of total loans, and $348.9 million in 2000, or 25.3% of total loans. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The Bank's trade area has generally enjoyed a consistent real estate market, and while cognizant of the possible impacts of slowing levels of activity, management is cautiously optimistic as to the real estate markets prospects in the months ahead.

At June 30, 2001 and 2000, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES -- QUALITATIVE FACTORS

For the six months ending June 30, 2001, the allowance for possible loan losses to $22.7 million, or 1.48% of total loans, from $21.9 million, or 1.59% of total loans at year end 2000. Year-to-date net loan losses were $372 thousand.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

Taken into consideration when the analysis is performed is the national and local economic trends and conditions. While declining in its relative significance, the Boeing Company is a strong force in the local economy, so it is important that this analysis recognizes Boeing's current and anticipated personnel strength, and the possible effect on Boeing's suppliers. Other industries and firms such as Microsoft (high tech), contracting, health care, military/government, trade and others play significant roles as well.

The analysis also takes into consideration the level of, or trends in, delinquencies and nonaccruing loans. Management monitors delinquencies monthly and reports are prepared for the Board of Directors to review. Delinquencies for commercial, personal and real estate loans are charted separately by their types and by portfolio geographic locations.

Another consideration is the volume and terms of loans. Management reviews the growth and terms of loans so that the allowance can be adjusted for current and anticipated future needs.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Allowance for Possible Loan Losses
--------------------------------------------------------------------------------

Conclusion of Qualitative Factors

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb loan losses. Management's evaluation of the adequacy of the allowance is based on the market areas served, local and national economic conditions, the growth and composition of the loan portfolio and the related risk characteristics, by continual review by management of the quality of the portfolio.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2001 and 2000. This discussion addresses those periods of time.

Net cash provided by operating activities in 2001 totaled $16.0 million, as compared to $21.1 million in 2000. The largest component providing net cash was net income of $15.8 million in 2001 and $15.8 million in 2000.

Net loans originated in the real estate secondary market for 2001 were $11.8 million higher than 2000. This is the first time in several years that net loans originated and sold exceeded the same period of the prior year, and is attributable to lower interest rates and expansion of the operation through mergers.

Investing activities which required the most cash flow was loans for both 2001 and 2000. Proceeds from maturing securities helped to fund loan growth in both years. Other investing activities were purchase of treasury stock (which has been retired) and cash acquired in the recent merger with IB.

The financing of investing activities came mostly from changes in core deposits and cd's for 2001 and 2000. In 2000, cd's were the prominent financing source, whereas in 2001, core deposits were prominent.

Management has many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, participations in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. In addition to AFS securities, treasury and agency securities in the HTM securities portfolio could be subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

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

The simulation model used by the Corporation combines the significant factors that affect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At June 30, 2001, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2001 was $216.4 million. This amount compares to $191.8 million at December 31, 2000, an increase of $24.7 million, or 12.9%. Almost all of the increase came from the retained earnings of the Bank and the merger with IB.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At June 30, 2001, the Corporation's leverage ratio was 11.26%, compared to 11.72% at year end 2000. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.74% and 14.00% at June 30, 2001, and 13.23% and 14.49% at December 31, 2000.

Management constantly monitors the level of capital of the Corporation, and believes that capital is excessive, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management considers interest rate risk to be a market risk that could have a significant effect of the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end that have not been included in this discussion.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II -- OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings

        No material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 19, 2001 the Annual Shareowner's Meeting was held in Everett, Washington. The only item to be voted upon was election of Directors to a term expiring in 2004. Those incumbent Directors were elected by more than a majority of the shareowners as follows:

                                 George E.          Michael J.           David A.            James H.            Roger L.
                                  Barber             Clementz            Dujardin            Mulligan              Rice
                                ----------          ----------          ----------          ----------          ----------
Votes for                       14,880,677          14,449,071          14,879,919          14,880,677          14,871,569
Votes against/withheld               5,678             437,284               6,436               5,678              14,786


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

        (d) On June 20, 2001, the Board of Directors of the Corporation declared a $.135 per share third quarter dividend to shareowners of record as of July 9, 2001 and payable July 23, 2001.

Item 6. Exhibits and Reports on Form 8-K

        (b)(11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

        (b)(20) On January 31, 2001, Form 8-K was filed announcing initiation of a Share Repurchase Program.

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


                                       FRONTIER FINANCIAL CORPORATION


Date:  July 23, 2001                         James F. Felicetty
                                       -----------------------------------------
                                             James F Felicetty
                                             Secretary / Treasurer