Form 10-Q
period 2001-09-30
FRONTIER FINANCIAL CORP /WA/
filed 2001-11-06
CIK 716457

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 2001
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

Yes [X]    No [ ]

This issuer has on class of common stock (no par value) with 20,092,884 shares outstanding as of September 30, 2001.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                   Page
                                                                                   ----
PART I -- Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheet -- September 30, 2001
                  and Year End 2000                                                 1

                  Consolidated Statement of Income -- Three and Nine Months
                  Ended September 30, 2001 and 2000                                 2

                  Consolidated Statement of Cash Flows -- Nine Months
                  Ended September 30, 2001 and 2000                                3-4

                  Notes to the Consolidated Financial Statement                    5-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        9-19

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                      19

PART II -- Other Information

         Item 1.  Legal Proceedings                                                20

         Item 4.  Submission of Matters to Vote a Security Holders                 20

         Item 5.  Other Information                                                20

         Item 6.  Exhibits and Reports on Form 8-K                                 20

                  Signatures                                                       21

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                            (In thousands, except shares)
                                                                           September 30,     December 31,
ASSETS                                                                        2001              2000
                                                                           -----------       -----------
Cash & due from banks                                                      $    73,122       $    69,709
Federal funds sold                                                              69,780            76,605
Securities:
    Available for sale-market value                                             69,888           117,117
    Held to maturity-amortized cost                                             26,743            26,534
                                                                           -----------       -----------
               Total securities                                                 96,631           143,651

  Loans, net of unearned income                                              1,598,851         1,378,115
  Less allowance for loan losses                                               (22,770)          (21,907)
                                                                           -----------       -----------
               Net loans                                                     1,576,081         1,356,208
Premises & equipment, net                                                       27,820            25,491
Other real estate owned                                                            572               256
Intangible assets                                                                6,674             1,256
Other assets                                                                    17,548            17,642
                                                                           -----------       -----------
    TOTAL ASSETS                                                           $ 1,868,228       $ 1,690,818
                                                                           ===========       ===========

LIABILITIES

Deposits:
  Non-interest bearing                                                     $   219,369       $   191,776
  Interest bearing                                                           1,292,819         1,182,851
                                                                           -----------       -----------
    Total deposits                                                           1,512,188         1,374,627
Federal funds purchased and
  Securities sold under repurchase agreements                                   19,727            10,088
Federal Home Loan Bank advances                                                105,143           100,163
Other liabilities                                                               19,352            14,163
                                                                           -----------       -----------
    TOTAL LIABILITIES                                                        1,656,410         1,499,041
                                                                           -----------       -----------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 20,092,884          115,029           101,897
   and 19,797,897 shares issued and outstanding in 2001 and 2000
Retained earnings                                                               96,002            90,827
Accumulated other comprehensive income (loss),
    net of tax effect                                                              787              (947)
                                                                           -----------       -----------
    TOTAL SHAREOWNERS' EQUITY                                                  211,818           191,777
                                                                           -----------       -----------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                  $ 1,868,228       $ 1,690,818
                                                                           ===========       ===========


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

(In Thousands, Except for Per Share Amounts)              Three Months Ended                    Nine Months Ended
                                                   -------------------------------       -------------------------------
                                                   September 30,      September 30,      September 30,      September 30,
                                                       2001               2000               2001                2000
                                                   ------------       ------------       ------------       ------------
INTEREST INCOME
   Interest & fees on loans                        $     35,130       $     34,559       $    104,062       $     97,405
   Interest on investments                                2,394              2,712              9,490              8,201
                                                   ------------       ------------       ------------       ------------
       Total interest income                             37,524             37,271            113,552            105,606
                                                   ------------       ------------       ------------       ------------
INTEREST EXPENSE
   Interest on deposits                                  14,525             14,449             46,911             39,029
   Interest on borrowed funds                             1,621              2,227              4,801              6,536
                                                   ------------       ------------       ------------       ------------
       Total interest expense                            16,146             16,676             51,712             45,565

                                                   ------------       ------------       ------------       ------------
Net interest income                                      21,378             20,595             61,840             60,041
                                                   ------------       ------------       ------------       ------------

PROVISION FOR LOAN LOSSES                                  (100)              (345)              (600)              (907)
                                                   ------------       ------------       ------------       ------------

NONINTEREST INCOME
   Service charges on deposit accounts                      849                662              2,385              1,970
   Other noninterest income                               1,186              1,526              3,749              3,534
                                                   ------------       ------------       ------------       ------------
       Total noninterest income                           2,035              2,188              6,134              5,504
                                                   ------------       ------------       ------------       ------------

NONINTEREST EXPENSE
   Salaries & employee benefits                           5,981              5,505             17,389             16,317
   Occupancy expense                                      1,298              1,486              4,625              4,172
   Other noninterest expense                              2,587              2,567              7,925              7,471
                                                   ------------       ------------       ------------       ------------
       Total noninterest expense                          9,866              9,558             29,939             27,960
                                                   ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAX                                 13,447             12,880             37,435             36,678

PROVISION FOR INCOME TAX                                 (4,607)            (4,477)           (12,843)           (12,470)
                                                   ------------       ------------       ------------       ------------

       NET INCOME                                  $      8,840       $      8,403       $     24,592       $     24,208
                                                   ============       ============       ============       ============

Weighted average number of shares outstanding        20,313,402         19,690,446         20,309,675         19,734,397
Basic earnings per share                           $       0.44       $       0.43       $       1.21       $       1.23
                                                   ============       ============       ============       ============
Weighted average number of diluted shares            20,503,327         19,780,333         20,467,610         19,824,284
   outstanding
Diluted earnings per share                         $       0.43       $       0.42       $       1.20       $       1.22
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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            (In thousands)
                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     Sept 30, 2001   Sept 30, 2000
                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $  24,592       $  24,208
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                        2,001           1,549
      Provision for loan losses                              600             907
      FHLB stock dividends                                  (660)           (583)
      Deferred taxes                                         343             164
      Increase in income taxes payable                     5,266           1,837
      Increase in interest receivable                     (1,467)         (2,655)
      Increase in interest payable                        (1,059)          2,724
      Loss on sale of Other Real Estate                      121
      Loss on sale of fixed assets                            12              91
      Loans originated for sale                          (23,720)        (11,110)
      Proceeds from sale of loans                         23,229          11,139
      Other operating activities                             782           1,159
                                                       ---------       ---------
Net cash provided by operating activities                 30,040          29,430
                                                       ---------       ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                         6,825          (8,050)
Proceeds from maturities of AFS & HTM securities          85,713           8,950
Purchase of AFS securities                               (33,987)         (2,500)
Purchase of HTM securities                                  (988)             --
Cash acquired in merger                                    6,094              --
Net cash flows from loan activities                     (219,667)       (190,491)
Purchases of premises and equipment                       (4,040)         (1,694)
Proceeds from the sale of other real estate owned             --             314
Other investing activities                                    --              --
                                                       ---------       ---------
Net cash used by investing activities                   (160,050)       (193,471)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                              123,095          25,972
Net change in certificates of deposit                     14,465         146,402
Proceeds from issuance of stock                            1,342             694
Purchase of common shares                                (11,745)         (2,147)
Cash dividends paid                                       (8,215)         (5,783)
Principal payments on long-term debt                          --            (310)
Advances from FHLB                                        10,000         246,421
Repayment of FHLB advances                                (5,019)       (275,806)
Net change in Federal Funds purchased                      9,517          33,673
Other financing activities                                   (17)            (88)
                                                       ---------       ---------
Net cash provided by financing activities                133,423         169,028
                                                       ---------       ---------


   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS            $ 3,413      $ 4,987

CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                              69,709       53,098
                                                          -------      -------

CASH AND DUE FROM BANKS AT END
      OF PERIOD                                           $73,122      $58,085
                                                          =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                  $52,820      $42,695
Cash paid during the period for income taxes                8,246       10,326
Real estate taken as settlement for loan obligations          315           --




   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. PRINCIPALS OF CONSOLIDATION -- RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for year-end December 31, 2001.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2. MERGER CONSUMMATED

On February 2, 2001, the Corporation completed the acquisition of Interbancorp. The Corporation issued 689,392 shares and assumed arrangements for optioned shares, in exchange for all outstanding common shares of Interbancorp. Interbancorp operated Valley Community Bank in Duvall, Washington and Kirkland Bank of Commerce in Kirkland, Washington through its wholly owned subsidiary, Inter Bank. Inter Bank received regulatory approval to open a third office at Totem Lake, Washington. The three offices are being operated as branches of Frontier Bank. As a result of the merger, Interbancorp, Inc. and Inter Bank were merged into the Corporation and its subsidiary. The acquisition is accounted for as a purchase, resulting in initially recording $9.6 million of acquired (goodwill). The amortization of goodwill is on the straight line method over 20 years. Upon further evaluation goodwill was reduced $4.0 million to $5.5 million during September 2001. Founded in 1990, Inter Bank is a community commercial bank that had, before recording of purchase accounting adjustments, approximately $72 million in total assets, $54 million in loans, $65 million in deposits and $5.6 million in shareowners' equity at February 2, 2001. All of the assets, liabilities, capital and nine months of operations of Interbancorp are included in the Corporation's financial statements for the period since acquisition.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 -- (Continued)

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 2001:

             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
             (in thousands)
                                               Gross        Gross
                                Amortized   Unrealized    Unrealized    Aggregate
                                   Cost        Gains        Losses     Fair Value
                                 -------      -------      -------       -------
AFS SECURITIES
   Equities                      $17,030      $   318      $   (25)      $17,323
   U.S. Treasuries                   251           49           --           300
   U.S. Agencies                  30,186          148           --        30,334
   Corporate securities           21,161          731          (11)       21,881
   Municipal securities               50                        --            50
                                 -------      -------      -------       -------
           Totals                 68,678        1,246          (36)       69,888
                                 -------      -------      -------       -------

HTM SECURITIES
   Municipal securities           25,255        1,106           --        26,361
   Corporate Securities            1,488           --          (48)        1,440
                                 -------      -------      -------       -------
           Totals                 26,743        1,106          (48)       27,801
                                 -------      -------      -------       -------
           Totals                $95,421      $ 2,352      $   (84)      $97,689
                                 =======      =======      =======       =======


                         MATURITY SCHEDULE OF SECURITIES
                -----------------------------------------------
                  Available for Sale          Held to Maturity
                Amortized       Fair      Amortized       Fair
MATURITY          Cost         Value        Cost         Value
                 -------      -------      -------      -------
   0-1 Yr        $22,967      $23,352      $   725      $   731
   1-5 Yrs        18,389       19,091       12,783       13,303
  5-10 Yrs        25,154       25,228       11,747       12,327
Over 10 Yrs        2,168        2,217        1,488        1,440
                 -------      -------      -------      -------
                 $68,678      $69,888      $26,743      $27,801
                 =======      =======      =======      =======

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 -- (Continued)


                        CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended September 30, 2001

AFS SECURITIES
Proceeds From Sales                            $  0
Gross Realized Gains                             --
Gross Realized Losses                            --
Gross Gains & Losses Included In Earnings
   Transfers To the Trading Category             --
Net Change In Unrealized Holding Gains Or
   Losses Included In The Separate
   Components of Shareowners' Equity           $350

HTM SECURITIES
Sale Or Transfers From This Category           $  0

NOTE 4. LOANS

       The following is an analysis of the loan portfolio by major type of loans:

                                           Sept 30, 2001         December 31, 2000
                                             -----------            -----------
Commercial                                   $   334,292            $   283,890
Real Estate:
   Commercial                                    675,637                586,163
   Construction                                  405,986                339,599
   Residential                                   140,632                127,714
Installment                                       49,180                 47,192
                                             -----------            -----------
                                               1,605,727              1,384,558
Unearned Fee Income                               (6,876)                (6,443)
                                             -----------            -----------
   Total Loans                               $ 1,598,851            $ 1,378,115
                                             ===========            ===========

Since the end of the third quarter a sizable loan has emerged which could cause a substantial amount to be added to the loan loss reserve in the fourth quarter. One borrower with a large relationship has been found to be out of trust, and management is working diligently at this time to determine the extent of the loss. The loan does not continue to accrue interest. Management is making this disclosure to insure the reader is aware of this pending situation.

NOTE 5. Please see Item 5, page 20 for dividend information.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Bank will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The effect of these tests on earnings and the Corporation's financial position has not yet been determined.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the third quarter of 2001 was $8.8 million versus $8.4 million for the third quarter of 2000, or up 5.2%. The reasons for the increase will be discussed in this report. In the discussion below, comparison is with the third quarter of 2001 and 2000, unless otherwise stated.

Annualized return on average assets (ROA) was 1.92% in 2001, and 2.08% in 2000. Annualized return on average stockholder's equity (ROE) in 2001 was 16.14%, as compared to 18.03% in 2000. Diluted earnings per share were $.43 for 2001, and $.42 for 2000.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Island, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. A merger between the Corporation and Interbancorp, Inc. (IB) was consummated on February 2, 2001 which added three branch offices to the Corporation's franchise. These nine counties are considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond. The Bank has received approval for an office in Tacoma, Washington, which will be opened in the fourth quarter of 2001.

BALANCE SHEET -- September 30, 2001/December 31, 2000

During the first nine months of 2001 investment securities decreased $47.0 million, or 32.7%. For the last few years management has been allowing the securities held by the Bank to run off for the purpose of funding loan growth. Investment securities would have declined more, except that the merger with IB added $4.2 million in investment securities in February 2001. During the remainder of 2001 it is expected that the investment securities will continue to decline.

Federal funds sold have increased sharply during the first nine months of the year, and reached a high of approximately $170.0 million before running off to $69.8 million at quarter end. Fed funds sold and maturing securities funded loan growth in the third quarter, as deposit growth was negligible from the second to third quarters of 2001.

The loan portfolio has had good growth this year. Loans, net of unearned income, rose $220.7 million or 16.0%. This compares to the first nine months growth in loans in 2000 of $191.3 million, or 16.1%. Management considers the local economy to be stable, however there are various signs of weaknesses emerging. The loan-to-deposit ratio at the end of the first nine months of 2001 increased to 105.7% from 100.3% at year-end 2000. Going forward, management will emphasize cautious loan growth consistent with safe and sound practices.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Balance Sheet - (Continued)
--------------------------------------------------------------------------------

The table below indicates the changes in the mix of the loan portfolio from beginning to the end of the period, net of deferred loan fees:


                                  September 30, 2001                December 31, 2000
                              --------------------------       --------------------------
                                Amount        % of total         Amount        % of total
                              ----------      ----------       ----------      ----------
Installment                   $   49,260             3.1%      $   47,221             3.4%
Commercial                       333,892            20.9%         283,287            20.6%
Real estate commercial           674,654            42.2%         585,283            42.4%
Real estate construction         401,593            25.1%         335,667            24.4%
Real estate residential          139,452             8.7%         126,657             9.2%
                              ----------      ----------       ----------      ----------
       Total                  $1,598,851           100.0%      $1,378,115           100.0%
                              ==========      ==========       ==========      ==========


Commercial loans increased mainly due to management's efforts to develop more of these types of loans for diversification reasons. Real estate commercial declined as Class A properties are now experiencing high vacancy rates, perhaps due to the dot com shakeout and weakening economy. Real Estate construction is up as these type of loans reflect a continuing demand in the residential home building market. Real estate residential loans are down perhaps due to the same dot com factor and weakening economy.

Please see Page 16 of this report for a discussion regarding credit concentrations.

Funding of asset growth during the first nine months was accomplished by increased deposits of $137.6 million, and a runoff of investments of $47.0 million. The cost of funding asset growth and several drops in the interest rates by the Federal Reserve Board (FRB) reduced the taxable equivalent (TE) net interest margin (NIM) to 4.94%, a decrease from 5.43% for the same period last year.

BALANCE SHEET -- September 30, 2001/September 30, 2000

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:


At September 30,                               2001            2000          $ Change         % Change
----------------                            ----------      ----------      ----------       ----------
Loans                                       $1,598,851      $1,378,555      $  220,296             16.0%
Investments                                     96,631         149,744      $  (53,113)           -35.5%
Federal Funds Sold                              69,780          13,195      $   56,585            428.8%
                                            ----------      ----------      ----------       ----------
Total Earning Assets                        $1,765,262      $1,541,494      $  223,768             14.5%
                                            ==========      ==========      ==========       ==========
Total Assets                                $1,868,228      $1,625,213      $  243,015             15.0%
                                            ==========      ==========      ==========       ==========

Noninterest bearing deposits                $  219,369      $  189,747      $   29,622             15.6%
Interest bearing deposits                    1,292,819       1,106,343         186,476             16.9%
                                            ----------      ----------      ----------       ----------
Total deposits                               1,512,188       1,296,090         216,098             16.7%
                                            ==========      ==========      ==========       ==========

Federal Funds purchased and Securities
   Sold under Repurchase Agreements             19,727          63,499         (43,772)           -68.9%
FHLB borrowings                                105,143          65,169          39,974             61.3%
Capital                                     $  211,818      $  185,579      $   26,239             14.1%

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Balance Sheet - (Continued)
--------------------------------------------------------------------------------

At quarter end 2001, loans were up $220.3 million, or 16.0% over the previous year. This increase in loans over the last year was due, for the most part, to the economic growth of the region, expansion by the Corporation and continued emphasis on loan development. The annualized growth rate for the first nine months of 2001 versus the same period in 2000, was 21.4% versus 21.5%, respectively.

Investments decreased $53.1 million, or 35.5% for the period. This continuing trend in the runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. Federal funds sold increased $56.6 million, or 428.8% over the prior period mainly due to anticipated loan demand.

Noninterest bearing deposits increased 15.6% to $219.4 million. Interest bearing deposits increased $186.5 million, or 16.9%, with most of the growth attributable to time deposits.

At September 30, 2001, NOW, Money Market and Sweep accounts made up 23.5% of total interest bearing deposits. At September 30, 2000 those deposits made up 22.7%. In 2001, savings deposits made up 16.2% of total interest bearing deposits versus 14.7% in 2000, and time deposits made up 60.3% in 2001 versus 62.7% in 2000. The merger with IB, lower interest rates, and reclassification of accounts for reserve purposes are the main factors for the change in the mix.

Over the last year, NOW, Money Market and Sweep deposits increased $53.1 million, or 21.2%; savings deposit increased $47.8 million, or 29.5%, and time deposits increased $85.6 million or 12.3%. Premier treasury accounts and savings accounts introduced in 2000 have increased balances by $50.1 million over the last year.

Fed funds purchased and repo's dropped to $19.7 million in 2001 from $63.5 million in 2000, or 68.9%. In 2000 the Corporation was borrowing more than in 2001 for liquidity purposes.

FHLB borrowings increased $40.0 million, or 61.3%. It is estimated that these balances will remain on the books of the Corporation until maturing (ranging from 6-10 years) or interest rates rise, which could cause the put options to be exercised.

Capital has grown $26.2 million over the past year, or 14.1%. $11.9 million of the growth was attributable to the IB merger. The Board of Directors of the Corporation has continued to address the excess capital level of the Corporation. A stock repurchase program was instituted in the first quarter 2000, and during that year, 94,400 shares were repurchased that was valued at $1.8 million. During 2001, there has been 467,200 shares repurchased, valued at $11.7 million. Additionally, during the first, second and third quarters of 2001 the Corporation paid cash dividends of $.125, $.13 and $.135 per share, which reduced capital by $8.2 million. A cash dividend of $.14 per share has been declared and will be paid during the four quarter. Additionally, upon further evaluation during the third quarter, the Corporation reduced the goodwill associated with the merger with IB by $4.0 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Net Interest Income
--------------------------------------------------------------------------------

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Several factors contribute to changes in net interest income. These include the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, shareowner's equity, and the level of nonaccrual loans.

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" ("TE") or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on TE amounts at a 35% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed below.) Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:


For quarter ended September 30,      2001            2000         $ Change          % Change
------------------------------    ----------      ----------      ----------       ----------
Loans                             $1,576,721      $1,363,624      $  213,097             15.6%
Investments(*)                       121,446         155,082         (33,636)           -21.7%
Federal funds sold                    57,073          20,348          36,725            180.5%
                                  ----------      ----------      ----------       ----------
Total earning assets               1,755,240       1,539,054         216,186             14.0%
                                  ----------      ----------      ----------       ----------
Total assets                      $1,841,399      $1,618,446      $  222,953             13.8%
                                  ==========      ==========      ==========       ==========

Noninterest bearing deposits      $  218,623      $  189,147      $   29,476             15.6%
Interest bearing deposits          1,268,966       1,087,827         181,139             16.7%
                                  ----------      ----------      ----------       ----------
Total deposits                    $1,487,589      $1,276,974      $  210,615             16.5%
                                  ==========      ==========      ==========       ==========
Federal funds purchased
   and repurchase agreements      $   14,470      $   33,299      $  (18,829)           -56.5%
FHLB borrowings                      105,146         106,729          (1,583)            -1.5%
Capital(*)                        $  219,059      $  186,471      $   32,588             17.5%
                                  ==========      ==========      ==========       ==========

Total interest income (TE)        $   37,837      $   37,677      $      160              0.4%
Total interest expense                16,146          16,676            (530)            -3.2%
                                  ----------      ----------      ----------       ----------
Net interest income               $   21,691      $   21,001      $      690              3.3%
                                  ==========      ==========      ==========       ==========

(*)Shown at amortized cost, or adjusted for unrealized gain/(loss).


In 2001, average total earning assets as a percent of average total assets were 95.3%, and 95.1% in 2000. This ratio indicates how efficiently assets are being utilized. Average loans were 85.6% and 84.3%, respectively and investments were 6.6% and 9.6%, for the same periods. Average federal funds sold were 3.1% and 1.3% over the period. Average total loan-to-deposits were 106.0% and 106.8%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $64.0 million or 28.6%; savings accounts increased $36.2 million, or 21.9%, and time cd's increased $80.9 million, or 11.6%. Average FHLB borrowings decreased $1.6 million, or 1.5% indicating less use of this funding source than in the past. Net interest income increased $690 thousand, or 3.3%.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Net Interest Income
--------------------------------------------------------------------------------

Earning Assets

Using a 365-day base, the yield on total earning assets decreased 1.24% in the third quarter 2001 to 8.87% from 10.11%. This was due to a decrease in interest rates as the result of eight Base (Prime) lending rate decreases over the period, brought about by the FRB. These decreases came in the first three quarters of 2001 and totaled 4.00% or 400 basis points. This rapid decline in rates has made it difficult to manage the net interest margin (NIM) as approximately 40% of the Corporation's loan portfolio is tied to the Base rate, which changes overnight, while the majority of funding for loans are cd's which will not reach their repricing point until sometime in the future. Over the last year the cost of total interest bearing liabilities decreased .78% from 5.39% in 2000 to 4.61% in 2001. The TE NIM dropped 52% from the third quarter of 2000 to the third quarter of 2001.

On a TE basis, net interest income was $21.7 million in 2001, versus $21.0 million in 2000. Total interest income increased $160 thousand, and total interest expense decreased $530 thousand, for an increase in net interest income of $690 thousand.

The increase of $216.2 million in the average balance of earning assets increased interest income by $5.4 million, and a decrease in interest rates decreased interest income by $5.2 million, for a net increase of $.2 million.

The annualized yield on total loans decreased from 10.11% in 2000 to 8.87% in 2001. Commercial loans decreased from 10.28% to 8.17%; real estate commercial loans decreased in yield from 9.10% to 8.82%; real estate construction loans decreased in yield from 11.56% to 9.18%; real estate residential loans decreased from 10.17% to 9.72%, and installment loans decreased from 10.12% to 9.47%.

The yield on investments increased from 6.63% in 2000 to 6.79% in 2001 due to the change in the mix brought about by calls and maturities. The yield on federal funds sold decreased from 6.49% in 2000 to 3.46% in 2001.

Interest Bearing Liabilities

The increase of $181.1 million in average balance of total interest bearing liabilities increased interest expense by $1.9 million, and the rates paid on interest bearing liabilities decreased interest expense $2.4 million for a net change of $.5 million.

The cost of NOW, Money Market and Sweep accounts decreased from 3.29% in 2000, to 2.48% in 2001. Savings account costs were 3.75% in 2000, and 3.31% in 2001. Time cd's decreased in cost from 6.26% in 2000 to 5.62% in 2001. Short-term borrowings decreased from 6.20% to 3.26%, and FHLB borrowings decreased from 6.34% in 2000 to 5.67% in 2001.

NONINTEREST INCOME AND EXPENSE -- September 30, 2001/September 30, 2000

Total noninterest income increased $12 thousand in the third quarter of 2001, or
 .5% from a year ago. Service charges increased from $662 thousand to $849 thousand, or 28.2%. Other income for the period was down by $175 thousand, or 11.5%.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Net Interest Income and Expense
--------------------------------------------------------------------------------

The increase in service charges was due mainly to increased NSF/Overdraft fees of $79 thousand and increased business service charges of $44 thousand due to decreased earnings credit, and the remainder of the increase due to volume of accounts.

The increase in other income was due to several factors. First, in the third quarter of 2001, there was nonrecurring income from the sale of a building of $153 thousand and a gain on ORE of $11 thousand. In 2000, there was nonrecurring income from the sale of other real estate of $394 thousand. If these amounts are eliminated, the core change in other income would be an increase of $55 thousand in 2001, which was attributable to an increase of $97 thousand in broker fees; an increase of $33 thousand in insurance and financial service fees; and an increase of $14 thousand in Trust Department fees. The excess increase was offset by declines in other operating accounts.

The market value of trust assets at quarter end September 2001 was $239.9 million, as compared to $197.7 million in 2000, an increase of $42.2 million, or 21.3%. Trust department income for the third quarter of 2001 was $308 thousand, up $14 thousand, or 4.8%.

Total noninterest expenses increased $308 thousand, or 3.2% for the period. Salaries and benefits increased $476 thousand, or 8.6%. There were 579 FTE employees at September 30, 2001. Within salaries is an offset referred to as deferred loan costs, which are associated with the deferral of loan fees into future periods. Excluding this offset, salaries and employee benefits were $6.7 million in 2001 and $5.9 million in 2000. Deferred loan costs were $.9 million 2001 and $363 thousand in 2000. Salaries, alone, were $5.1 million in 2001, and $4.4 million in 2000, for an increase of $.7 million. The merger with IB increased salaries in 2001 by $348 thousand; and the remaining represents merit raises and bonuses. Benefits totaled $1.5 million for 2000 and $1.8 million for 2001. The increase in 2001 was due to increase profit sharing contributions of $59 thousand, increased life and medical premiums of $116 thousand and other increases relating to normal operations.

Total occupancy expense decreased $23 thousand, or 1.5%. 44.5% or $577 thousand of occupancy expense was depreciation in 2001, and $499 thousand, or 33.6% was depreciation in 2000. Excluding depreciation, occupancy expense decreased $101 thousand, or 10.2%, in 2001. The decrease was due to a reduction in several operating accounts.

Other noninterest expense increased $20 thousand, or .8%. In 2000 there were nonrecurring expenses. There was a loss on the sale of Bank assets of $91 thousand; an operational loss of $15 thousand; and a charge to set up a vacation accrual account pursuant to a merger for $140 thousand. In 2001 there were also nonrecurring expenses. There was an operational loss of $98 thousand and the reversal of goodwill amortization of $134 thousand. After eliminating these nonrecurring charges, other expenses for 2001 were $2.6 million and $2.3 million for 2000, or an increase in 2001 of $302 thousand, or 13.0%. This increase is attributable to an increase in taxes of $105 thousand; an increase in the communications network of $54 thousand, and other miscellaneous accounts related to normal operations.

Banks and bank holding companies use a computation call the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the third quarter was 42% for 2001 and 41% for 2000. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Impaired Assets
--------------------------------------------------------------------------------


LOANS
IMPAIRED ASSETS

Impaired assets are summarized as follows:                   (In thousands)

Period ended September 30,                                2001             2000
--------------------------                             ----------       ----------
Non-accruing loans                                     $    8,144       $    3,104
Loans past due 90 days or more and still accruing              --               --
Restructured loans(*)                                          --               --
Other real estate owned                                       572              556
                                                       ----------       ----------
      Total non-performing loans                       $    8,716       $    3,660
                                                       ==========       ==========
Total assets at end of period                          $1,868,228       $1,625,213
                                                       ----------       ----------
As a percent of assets outstanding                           0.47%            0.23%
                                                       ==========       ==========

(*)Not included unless past due. The Corporation has only one restructured loan for under $100,000.


Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. This then progresses to phone calls and letters, followed by legal activity when and if necessary. At one month past due, the loan is tracked and reported as a delinquency. Management is concerned about recent events, and the effect that it will have on delinquencies going forward.

It is the bank's practice to discontinue accruing interest on loans that are delinquent in excess of 90 days. Some problem loans which are less than 90 days delinquent are also placed into non-accrual status if the success of collecting full principal and interest in a timely manner is in doubt.

The present level of impaired assets represents an increase from the prior quarter's .26% of assets level. Of the current $8.1 million in non-accruing loans, $5.2 million or 63% are from two recent mergers. These have arisen due to a variety of reasons.

Restructured loans are those that had problems in the past, and that have been restructured in such a way that some forgiveness of debt or other terms have occurred.

The present amount of ORE consists of two residential land parcels and one residential house.

Non-accruing loans consist of some 45 loans ranging in size from $2.5 million to nominal amounts, many of which are subject to some form of legal collection activity. Of the loans in non-accrual, eight are under 90 days delinquent in payments.

Since the end of the third quarter a sizable loan has emerged which could cause a substantial amount to be added to the loan loss reserve in the fourth quarter. One borrower with a large relationship has been found to be out of trust, and management is working diligently at this time to determine the extent of the loss. The loan does not continue to accrue interest. Management is making this disclosure to insure the reader is aware of this pending situation.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Impaired Assets
--------------------------------------------------------------------------------

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $401.6 million in 2001, or 25.1% of total loans, and $335.7 million in 2000, or 24.4% of total loans at year-end 2000. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The Bank's trade area has generally enjoyed a consistent real estate market, and while cognizant of the possible impacts of slowing levels of activity, management is cautiously optimistic as to the stability of the real estate market's prospects in the months ahead.

At September 30, 2001 and 2000, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES -- QUALITATIVE FACTORS

For the nine months ending September 30, 2001, the allowance for possible loan losses increased to $22.8 million, or 1.42% of total loans, from $21.9 million, or 1.59% of total loans at year-end 2000. Year-to-date net loan losses were $389 thousand.

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

Taken into consideration when the analysis is performed is the national and local economic trends and conditions. While declining in its relative significance, the Boeing Company is a force in the local economy, so it is important that this analysis recognizes Boeing's current and anticipated personnel numbers. Boeing is in a slowdown mode, and substantial layoff notices have been issued. Other industries and firms such as Microsoft (high tech), contracting, health care, military/government, trade and others play significant roles as well.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Conclusion and Qualitative Factors
--------------------------------------------------------------------------------

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

The actual loan loss reserve appears to be adequate at this time based on the on-going and announced cutbacks at Boeing, and the overall local and national economy.

LIQUIDITY AND INTEREST RATE RISK
LIQUIDITY

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either be depositors wanting to withdraw funds, or depositors who have credit needs.

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2001 and 2000. This discussion addresses those periods of time.

Net cash provided by operating activities in 2001 totaled $30.0 million, as compared to $29.4 million in 2000. The largest component providing net cash was net income of $24.6 million in 2001 and $24.2 million in 2000.

Net loans originated in the real estate secondary market for the year-to-date period ended September 2001 were $12.6 higher than 2000. The year 2000 is the first year in several that net loans originated and sold exceeded the same period of the prior year, and is attributable to lower interest rates and expansion of the operation through mergers.

Investing activities which required the most cash flow was loans for both 2001 and 2000. Proceeds from maturing securities helped to fund loan growth in both years. In 2000, almost all investing activities required funding, whereas in 2001, fed funds sold contributed.

In 2000, the financing of investing activities came mostly from FHLB advances, followed by changes in cd's, core deposits and fed funds purchased. In 2001, most of the funding came from core deposits and a small increase in cd's.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity -- (Continued)
--------------------------------------------------------------------------------

Management has many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, participations in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. In addition to AFS securities, treasury and agency securities in the HTM securities portfolio are also subject to sale under repurchase agreements. The Corporation has a policy that liquidity of 13.0% of total assets be maintained as a minimum and has done so.

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

The simulation model used by the Corporation combines the significant factors that effect interest rate sensitivity into a comprehensive earnings simulation. Earning assets and interest-bearing liabilities with longer lives may be subject to more volatility than those with shorter lives. The model accounts for these differences in its simulations. At September 30, 2001, the simulation modeled the impact of assumptions that interest rates would increase or decrease 200 basis points. Results indicated that the Corporation was positioned such that equity would not drop below that point where the Corporation, for regulatory purposes, would continue to be classified "well capitalized". It should be emphasized that the model is static in nature and does not take into consideration possible management actions to minimize the impact on equity. Such is the case with the drop in rates of 400 basis points in 2001. Management also matches assets and liabilities on a static "gap" report monthly to assist in interest rate sensitivity measurements.

MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2001 was $211.8 million. This amount compares to $191.8 million at December 31, 2000, an increase of $20.0 million, or 10.5%. Almost all of the increase came from the retained earnings of the Bank and the merger with IB.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At September 30, 2001, the Corporation's leverage ratio was 11.14%, compared to 11.72% at year end 2000. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combine Tier II capital ratios were 12.28% and 13.54% at September 30, 2001, and 13.23% and 14.49% at December 31, 2000.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Capital - (Continued)
--------------------------------------------------------------------------------

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

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

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe", "expect", "anticipate", "should", "planned", "estimated" or "potential" to name a few. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to Frontier Financial Corporation include those related to the economic environment, particularly in the areas in which Frontier operates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, consumer sentiment, acquisitions and the integration of acquired businesses, credit risk management and asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

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

       (e) On September 15, 2001, the Board of Directors of the Corporation declared a $.14 per share fourth quarter dividend to shareowners of record as of October 15, 2001 and payable October 29, 2001.


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


                                            FRONTIER FINANCIAL CORPORATION



Date: November 5, 2001                  /s/ James F. Felicetty
     -------------------               -----------------------------------------
                                                  James F. Felicetty
                                                  Secretary / Treasurer