Form 10-K
period 2001-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2002-03-27
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                 Annual Report Pursuant to Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001
                         Commission File Number 000-15540
                         FRONTIER FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


 Washington                                                 91-1223535
------------                                             -----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by nonaffiliates at February 28, 2002 was $414,793,665 based on the average high/low price at February 28, 2002.

The issuer has one class of common stock (no par value) with 19,184,879 shares outstanding as of December 31, 2001, and 19,193,107 outstanding as of February 28, 2002.

Documents Incorporated by Reference

Annual Report to Shareowners for the year ended December 31, 2001 Proxy Statement dated March 8, 2002




                                TABLE OF CONTENTS
                                                                            Annual
                                                                          Shareholders'              Proxy
                                                       Form 10-K             Report                Statement
Item Number                                              Page                 Page                    Page
-----------                                           ------------      -------------------    -----------------
PART I
    1   Business                                         1-11
        Statistical Disclosure Index                      13
    2   Properties                                        23
    3   Legal Proceedings                                 23
    4   Submission of Matters to
        a Vote of Shareowners                             23
PART II
    5   Market for Registrant's Common
        Equity and Related Shareowner
        Matters                                           24                  17, 41
    6   Selected Financial Data                           24
    7   Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations                                              29-41
    7a  Quantitative and Qualitative
        Disclosures about Market Risk                                          36-40
    8   Financial Statements and
        Supplementary Data                                25
    9   Changes in and Disagreements with
        Accountants on Accounting and
        Financial Disclosure                              25
PART III
   10   Directors and Executive
        Officers of Frontier
        Financial Corporation                             26                                         2-9
   11   Executive Compensation                                                                      7-11
   12   Security Ownership of Certain                     26
        Beneficial Owners and
        Management                                                                                   5-6
   13   Certain Relationships and
        Related Transactions                              26                     21                  14
PART IV
   14   Exhibits, Financial Statement
        Schedules, and Reports on Form 8-K                28
        Signatures                                        29


PART I

ITEM 1 - BUSINESS

Frontier Financial Corporation ("FFC" or "the Corporation") is a Washington corporation which was incorporated in 1983 and is registered as a financial holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the "Bank"), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank.

The Bank

The Bank is a state-chartered banking association with its headquarters located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 2001, the Bank conducted its business operations out of 38 offices located in Clallam, Jefferson, King, Kitsap, Pierce, Skagit, Snohomish, and Whatcom counties, which is the Bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Duvall, Snohomish, Smokey Point, Lake Stevens, Kirkland, Marysville, Lynnwood, Mill Creek, Mount Vernon, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Totem Lake, Tacoma, Kent, Redmond, Burlington, Bellingham and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley. In addition, the following eight branches are located in Clallam, Jefferson and Kitsap counties; two branches in Poulsbo, and one each are in Bainbridge Island, Port Angeles, Port Hadlock, Port Townsend, Sequim and Silverdale. Acquired in the merger with Interbancorp, Inc. (InterBank) which was consummated in February 2001, were three branches located in King County in the cities of Duvall, Kirkland and Totem Lake.

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

In December 1998, the Bank acquired, through merger, the Bank of Sumner, with four offices, and a real estate origination department. These offices provide a full range of consumer and commercial banking services. In July 1999, the Bank opened its Bellingham office, which is the Bank's first office in Whatcom County. In September 1999, the Bank opened its Mount Vernon office which is the Bank's second office in Skagit County. In December 1999, FFP Inc., purchased property and a building two miles south of the current Administrative Building for the Bank's Operations Center which began use in the second quarter of 2001. In May 2001, the Bank opened an office in Kent, Washington, which is south of Seattle. In July 2001, the Bank acquired, through merger, North Sound Bank, with eight offices, a real estate origination department and a financial services company. These offices provide a full range of consumer and commercial banking services.

In February 2001, the Bank acquired, through merger, InterBank, with two operating offices and one office approved but not yet opened, which has subsequently been opened for business. Additionally, Inter Bank had a real estate origination office. These offices provide a full range of consumer and commercial banking services

Employees

At December 31, 2001, the Bank had 579 full time equivalent employees. The Bank considers its relations with employees to be good.

Competition

All phases of the Bank's activities are highly competitive. Management believes that the principal competitive factors affecting the Corporation's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 2001, the Bank had total assets of $1.807 billion and deposits of $1.498 billion.


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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of 2002 at approximately $.0196 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act ("GLB Act"), federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules May 10, 2000 and compliance was optional until July 1, 2001. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on FFC's financial condition or results of operations.

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

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20 percent of unimpaired capital and surplus. As of December 31, 2001 the Bank was in compliance with applicable loans-to-one borrower requirements.

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

Beginning in the year 2000, BIF insured institutions were required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019. Until further action by the FDIC, BIF premiums will be maintained at their current level.

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

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized", (2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized", and (5) "critically undercapitalized." To qualify as "well capitalized" an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2001, the Bank was well capitalized and maintained a leverage ratio of 9.70 percent, a risk-based Tier 1 capital ratio of 10.75 percent, and a risk-based total capital ratio of 12.00 percent.

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

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation. For further details, please see page 23 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company ("WBC"). Subsequent to the initial investment the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 9.9% ownership in WBC. Approval was received, and the Corporation has since purchased a total ownership of 9.2%, as of March 1, 2002. The FRB approval for further purchases of WBC stock by FFC terminated in December, 1999. FFC does not anticipate further investment in WBC stock at this time. If FFC were to seek to increase its ownership in WBC, FRB regulatory approval would again need to be obtained.

Share Repurchase Program

On September 11, 1999, the FFC Board of Directors adopted a Share Repurchase Program, authorizing the Corporation to repurchase up to five percent (5%) of the outstanding shares of its common stock.

The Board of Directors of FFC announced on March 15, 2000, the signing of a definitive agreement to acquire Liberty Bay Financial Corporation located in Poulsbo, Washington. The transaction was accounted for using the "pooling-of-interests" method. In March 2000, the Board of Directors of FFC cancelled its Stock Repurchase Program. On January 23, 2001, the Corporation approved a new program. On October 17, 2001 the Board authorized an additional 5%. Since beginning the programs, the Corporation has repurchased 94,400, 1,402,400 and 33,000 in 2000, 2001 and year-to-date 2002, respectively. There are 450,194 remaining under the current plan.

Forward-Looking Statement

Except for historical financial information contained herein, the matters discussed in this annual report of the Corporation may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate", "should", "projected", or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

                                                                                        Annual
   I.  Distribution of Assets, Liabilities             Form 10-K                        Report
       and Shareowners' Equity; Interest                 Page                            Page
                                                     --------------                   ----------
       Rates and Interest Differential:
      A.  Consolidated Average Balance
            Sheets/Interest Income and
            Expense/Rates                                                                 43
      B.  Changes in Net Interest Income
            and Expense due to Rate and
            Volume                                                                        44

 II.  Investment Portfolio
      A.  Analysis of Investment Securities
            at Year-end                                   14                             11 & 12
      B.  Maturity Distribution of Investment
           Securities                                     14                              12

III. Loan Portfolio

      A.  Types of Loans                                  15                              13
      B.   Loan Maturities and Sensitivity to
             Changes in Interest Rates                    15                           13, 38 & 40
      C.  Risk Elements                                   16
      D.  Credit Concentrations                           20

IV. Summary of Loan Loss Experience
      A.  Analysis                                        19
      B.  Allocation of Allowance for Possible
            Loan Losses                                   19

 V.  Deposits

       Average Interest and Noninterest
       Bearing Deposit Balances                                                           43

VI.  Return on Equity and Assets

        Significant Financial Ratios                      22

VII.  Short-term Borrowings                               22

Analysis of Investment Securities

The aggregate amortized recorded values of investment securities at December 31 are as follows:

                                                                   2001               2000               1999
(In thousands)                                                Amortized          Amortized          Amortized
                                                                   Cost               Cost               Cost
                                                       -----------------  -----------------  -----------------
U.S. Treasuries                                                    $251               $251               $252
U.S. Agencies                                                     1,653             78,562             90,312
Municipal Bonds                                                  23,487             26,084             29,317
Corporate Bonds                                                  30,140             24,045             25,124
Equities                                                         17,263             16,165             15,394
Certificates of Deposit                                           8,000                  0                  0
                                                       -----------------  -----------------  -----------------
                                    Totals                     $80,794           $145,107           $160,399
                                                               ========          =========          =========


Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2001. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.


(In thousands)                                            After 1 Yr        After 5 Yrs                           Totals &
(Amortized cost used)                    Within           But Within         But Within           After           Weighted
                                        1 Year/            5 Years/          10 Years/          10 Years/          Average
                                         Yield              Yield              Yield              Yield             Yield
                                    -----------------  -----------------  -----------------  -----------------  --------------
U.S. Treasury                                     $0                 $0                 $0               $251            $251
                                               0.00%              0.00%              0.00%              7.16%           7.16%

U.S. Agencies                                    500                644                214                295           1,653
                                               6.41%              6.23%              6.54%              5.51%           6.20%

Municipal Bonds                                  370             20,436              2,632                 50          23,488
                                               8.00%              8.19%              8.24%              7.77%           8.19%

Corporate Bonds                                2,684             24,466                  0              2,989          30,139
                                               7.25%              5.98%              0.00%             10.50%           6.54%

Equities                                      17,263                  0                  0                  0          17,263
                                               6.19%              0.00%              0.00%              0.00%           6.19%

CD's                                           8,000                  0                  0                  0           8,000
                                               1.72%              0.00%              0.00%              0.00%           1.72%
                                    -----------------  -----------------  -----------------  -----------------  --------------
             TOTALS                          $28,817            $45,546             $2,846             $3,585         $80,794
                                    =================  =================  =================  =================  ==============
                                               5.07%              6.98%              8.11%              9.82%           6.46%
                                    =================  =================  =================  =================  ==============


Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:


(In thousands)                              2001             2000              1999             1998           1997
                                            ----             ----              ----             ----           ----

Commercial                               $316,947          $283,287         $240,058          $231,666       $190,493
Real Estate Commercial                    659,982           585,283          507,006           427,322        337,285
Real Estate Construction                  412,501           335,667          277,126           190,477        166,576
Real Estate Mortgage                      137,768           126,657          124,901           120,207        126,471
Installment                                47,833            47,221           38,200            37,982         33,794
                                   ---------------  ----------------  ---------------  ----------------  -------------
               TOTAL                   $1,575,031        $1,378,115       $1,187,291        $1,007,654       $854,619
                                      ===========       ===========      ===========       ===========      =========

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 2001. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                                        Maturity
                                   --------------------------------------------------------------------
(In thousands)                         Within            1 - 5            After
                                       1 Year            Years           5 Years            Total
                                   --------------------------------------------------------------------
Commercial                               $181,094          $117,186          $18,667          $316,947
Real Estate Commercial                     70,839           429,753          159,390           659,982
Real Estate Construction                  338,880            67,365            6,256           412,501
Real Estate Mortgage                       33,087            94,403           10,278           137,768
Installment                                12,713            19,460           15,660            47,833
                                   --------------------------------------------------------------------
                 TOTAL                   $636,613          $728,167         $210,251        $1,575,031
                                        =========         =========        =========       ===========

Loans maturing after one year with:
                                                1 - 5            After
                                                Years           5 Years
                                       ---------------------------------
               Fixed Rates                    $608,816         $125,405
               Variable Rates                  119,351           84,846
                                       ---------------------------------
                   TOTAL                      $728,167         $210,251
                                             =========        =========

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

Risk Elements - Impaired Assets

NONACCRUING LOANS

Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful, or when the loan becomes ninety
(90) days past due in principal or interest. When a loan is placed in a nonaccrual status, all interest previously accrued but not collected is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, and when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest on a regular basis. As a consequence, some of these loans are current in their payments at this time.

IMPAIRED LOANS

Loans are considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

This assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Corporation. If the measurement of the impaired loan is less than the recorded investment in the loan an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

RESTRUCTURED LOANS

In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time of the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

On the following table the dollar amount of loans past due 90 days or more whether accruing or not, nonaccrual loans, past due, restructured loans and other real estate owned as a percentage of total loans and ORE was .78%, .31%, and .23% for year-end 2001, 2000 and 1999, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower's financial situation improves. At year-end 1999, the number of loans in nonaccrual was 25, totaling $1.8 million, or .15% of total loans. The year-end 2000 balance of $4.0 million was comprised of 30 loans. The year-end 2001 balance of $11.5 million was comprised of 60 loans. One loan accounts for $2.5 million of the year-end nonaccrual balances and including this a total of $4.9 million (26 loans) was comprised of loans acquired from the Bank's most recent merger.

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

Loans past due 90 days or more and still accruing, nonaccruing, past due, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

                                     -------------------------------------------------------------------------------
                                                2001           2000            1999            1998            1997
                                     -------------------------------------------------------------------------------

Commercial                                     $ 823          $ 106           $ 380           $ 142           $ 402
Agriculture                                      409            386               -               -               -
Real Estate                                   10,086          3,439           1,355           1,170           4,901
Installment                                      133             95              78              38              29
                                     -------------------------------------------------------------------------------
Total non-accruing loans                      11,451          4,026           1,813           1,350           5,332
Other real estate owned                          769            256             870           1,605           1,989
                                     -------------------------------------------------------------------------------
                                     -------------------------------------------------------------------------------
Total non-performing loans                  $ 12,220        $ 4,282         $ 2,683         $ 2,955         $ 7,321
                                     ===============================================================================


Restructured                                   6,200              -               -               -             109
                                     -------------------------------------------------------------------------------
Total loans at end of period              $1,575,031     $1,378,115      $1,187,291      $1,007,654       $ 854,691
                                     ===============================================================================
Total assets at end of period             $1,806,740     $1,690,818      $1,425,411      $1,334,540      $1,141,293
                                     ===============================================================================
Total non-performing loans
     to total loans                            0.78%          0.31%           0.23%           0.29%           0.86%
Total non-performing loans                                                          .
     to total assets                           0.68%          0.25%           0.19%           0.22%           0.64%
Total impaired assets to
     total assets                              1.02%          0.25%           0.19%           0.22%           0.65%


There are certain amounts of interest collected on the above loans and included in income, and amounts that have not been accrued which are indicated in the table below:

(In thousands)
At December 31,                                 2001           2000            1999            1998            1997
---------------                                 ----           ----            ----            ----            ----

Total interest income which
would have been recorded
during the period under
original terms of loans above                   $958           $407            $100             $42            $382

Portion of interest
income included in
net income for the
period                                        $1,600           $284            $161             $41            $384

Commitments for additional
funds related to loans
above                                            -0-            -0-             -0-             -0-             -0-


Restructured loans are those loans that had problems in the past, and a concession was made in the interest rate, principal amount, and/or the repayment schedule has been modified to the extent that there has been tangible impairment of value. These loans are monitored on a regular basis for performance.

The Bank originates commercial, commercial real estate, real estate construction, residential mortgage and installment loans in its market area. Total loans as of December 31, 2001, 2000 and 1999 were $1.6 billion, $1.4 billion, and $1.2 billion, respectively.

Other Real Estate Owned

As of December 31, 2001, the Bank had two separate residential lots and three houses as other real estate owned which totaled $769 thousand. This was up from the low year-end 2000 figure of $256 thousand at which time there were two residential lots. At year-end 1999 there were ten properties comprising the total of $870 thousand. No losses are expected on sales of OREO which are recorded at the lower of cost or fair value, less estimated cost to sell. The current levels are felt to be nominal relative to the size of the loan portfolio. At any point in time the Bank has other loans which are in the process of foreclosure and are included in nonaccrual loans. Due to the possibilities of sales or other favorable resolutions, or of bankruptcy declaration and processes, or other legal actions, it is difficult to estimate future levels of OREO.


The table below shows the carrying value of OREO at December 31st:

(In thousands)                                 2001           2000            1999            1998         1997
                                               ----           ----            ----            ----         ----

Other Real Estate Owned                        $769           $256            $870          $1,605       $1,989

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years at December 31st:

(In thousands)                                 2001           2000            1999            1998         1997
                                               ----           ----            ----            ----         ----
Balance at beginning
of year                                     $21,907        $21,007         $19,288         $17,040      $15,163

Provision charged to
operating expense                            13,600          1,007           2,266           2,230        2,278

  Loans charged-off:

         Commercial                         (10,044)          (156)           (797)           (460)        (416)
         Real Estate                           (383)          (461)            (55)         (1,209)      (1,358)
         Installment                           (266)          (316)            (71)            (97)        (137)
                                   -----------------------------------------------------------------------------
  Total charged-off loans                   (10,693)          (933)           (923)         (1,766)      (1,911)

  Less recoveries:
         Commercial                             240             54             243             653          285
         Real Estate                            625            598             105           1,110        1,175
         Installment                             27            174              28              21           50
                                   -----------------------------------------------------------------------------
  Total recoveries                              892            826             376           1,784        1,510

Net charge-offs                              (9,801)          (107)           (547)             18         (401)
Reserve acquired in merger                      652              -               -               -            -

Balance at end of year                      $26,358        $21,907         $21,007         $19,288      $17,040
                                   =============================================================================

Total loans at
end of period                            $1,575,031     $1,378,115      $1,187,291      $1,007,654     $854,619

Daily average loans                      $1,524,181     $1,327,699      $1,095,626        $927,821     $814,828

Ratio of net charged-off
loans during period to
average loans outstanding                     0.64%          0.01%           0.05%           0.00%        0.05%
                                   =============================================================================

It is the policy of the Corporation and its subsidiary to charge-off any loan or portion of a loan that is deemed uncollectible in the ordinary course of business. The entire allowance for possible loan losses is available to absorb such charge-offs.

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


(In thousands, except percents)
                                 Loan                   Loan                   Loan                  Loan                   Loan
                     2001      Category     2000      Category     1999      Category     1998     Category      1997     Category
                    Reserve    Percent     Reserve    Percent     Reserve    Percent     Reserve    Percent    Reserve     Percent
                    -------    -------     -------    -------     -------    -------     -------    -------    -------     -------
Commercial            $14,608      20.1%     $11,611      20.6%     $11,134      20.2%     $10,223     23.0%       $9,542     22.3%
Real Estate            11,070      76.8%       9,858      76.0%       9,453      76.6%       8,680     73.2%        6,986     73.7%
Installment               680       3.1%         438       3.4%         420       3.2%         385      3.8%          512      4.0%
                  ------------------------------------------------------------------------------------------------------------------
         TOTAL        $26,358     100.0%     $21,907     100.0%     $21,007     100.0%     $19,288    100.0%      $17,040    100.0%
                      ========    ======    ========     ======    ========     ======    ========    ======     ========    ======


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

Setting the level of loan loss reserve includes consideration of subjective factors in addition to historical loss rates. Actual historical results (over the past 5 years, which average approximately $2,163,600 per year net losses) indicate that Frontier may have an excess of the necessary reserves required. Our analysis and calculations take into consideration the inherent risks of a loan portfolio such as loan types, current and expected economic conditions, industry data for loan losses within different business cycles, growth of the loan portfolio, as well as other factors, and management believes that the reserve is adequate based upon those inherent risks. Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period.

The analysis/formula for computing the allowance for possible loan losses was further refined in 2001 and is consistent with SEC Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, dated July 6, 2001. From time to time estimated loss factors on certain types or categories of loans may be changed and/or loans may be sorted into more or different categories base on similar characteristics and perceived risk profiles by loan type or industry.

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last five years, mainly due to mergers with institutions which had a lower reserve comparably, and due to loan portfolio quality.

Effects of Changing Interest Rates

The year 2001 saw eleven decreases in the discount rate by the Federal Reserve during the year, down to 1.25%. During the year, the Corporation experienced a decline in the net interest margin as approximately 43% of the Corporation's loan portfolio consists of variable rate loans that reprice immediately as interest rates change. Since much of the loan portfolio funding is provided by cd's and short-term borrowings that reprice over longer periods of time, interest income has declined while interest expense will take a longer time to decline to current market rates.

Concentrations of Credit

At year-end 2001, 21.7% of the Bank's loan portfolio was in residential and commercial construction and land development projects centered in the Bank's market area. The Bank has experienced strong demand for such loans and the current percentage represents an increase from 21.2% in 2000. Management has established a Real Estate Review Committee which meets periodically to monitor local economic conditions and the performance of borrowers in this industry.

The chart below indicates the amount of those loans, and as a percent of total loans for the period:

(In Thousands)
At December 31,                                   2001           2000           1999            1998         1997
                                                  ----           ----           ----            ----         ----

Construction                                  $242,582       $184,288       $161,105        $107,226      $88,972
Land Development                               115,772        108,044         85,430          58,635       45,304
                                    ------------------------------------------------------------------------------
          TOTAL                               $358,354       $292,332       $246,535        $165,861     $134,276
                                    ==============================================================================

Total Loans at end of period                $1,575,031     $1,378,115     $1,187,291      $1,007,654     $854,619
==================================================================================================================

Construction and Land
Development loans as a
percent of total loans                           22.8%          21.2%          20.8%           16.5%        15.7%
==================================================================================================================



At this time, management considers the loan portfolio reasonably diversified, providing the proper mix of risk and return. However, the quality of many of the loans is related to the strength and stability of the real estate values, which could be affected by several factors.

Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate increased in the fourth quarter of 2001 million to $12.2 million, from $8.7 million in the third quarter. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. The current level represents a 40% increase by dollar amount from the previous quarter. At .78% of total loans and ORE the totals are within industry norms.

Trends in Volume and Terms of Loans

Loans grew by 16% in the first nine months of 2001 and declined in the fourth quarter by $23.8 million giving loan growth of 14.3% for all of 2001. This appears somewhat similar to the pattern of 2000 where after growing over 30% in the first nine months of 2000, loans actually declined slightly in the fourth quarter of 2000 by $506 thousand or .03%. This pattern may be somewhat based on seasonal fluctuations of demand, but also may be somewhat representative of a slower, post 9/11 economy, coupled with a lower interest rate environment that is conducive to borrowers seeking long-term (low) fixed rate financing.

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

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2001, 2000, and 1999 please refer to page 43 of 2001 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2001 are shown below:


(In thousands)

3 months or less                                                      $137,061
Over 3 months through 6 months                                          32,480
6 months through 12 months                                              84,353
Over 12 months                                                          45,226
                                                                  -------------
                              TOTAL                                  $299,120
                                                                     =========

Significant Financial Ratios

Ratios for the years ended December 31, are as follows:

                                                        2001              2000               1999
                                                        ----              ----               ----
Return on Average Assets                               1.35%             2.03%              2.06%
Return on Average Equity                              11.63%            17.60%             17.76%
Dividend payout ratio                                 44.91%            33.10%             17.10%
Average Equity to Average Assets                      11.59%            11.52%             11.59%



Borrowings

Short-Term Borrowings
---------------------                                   Weighted                   Weighted                  Weighted
(In thousands)                                          Average                    Average                   Average
                                                        Interest                   Interest                  Interest
At December 31,                              2001         Rate         2000          Rate         1999         Rate
                                         -------------------------------------------------------------------------------
                                         -------------------------------------------------------------------------------

Year-end balance:                              $7,696    3.26%           $10,088    5.86%          $29,191    4.56%

Highest month end
balance during
the period:                                   $23,765                    $63,499                   $61,724


For information regarding average balances and yields, please refer to page 43 of 2001 Annual Report to Shareowners.

Long-Term Debt

There is no long-term debt for years ended December 31, 2001 and 2000.

ITEM 2 - PROPERTIES

At December 31, 2001 the Bank had 38 offices, including the main office, all of which are located in the State of Washington. These offices are located in Arlington, Bainbridge Island, Bellingham, Bothell, Buckley, Burlington, Duvall, Edmonds, Everett (4), Kent, Kirkland, Lake City, Lake Stevens, Lynnwood, Marysville, Puyallup, Mill Creek, Monroe, Mount Vernon, Orting, Port Angeles, Port Hadlock, Port Townsend, Poulsbo (2), Redmond, Sequim, Silverdale, Smokey Point, Snohomish, Stanwood, Sumner, Tacoma, Totem Lake and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Bellingham (lease expires May
2004), Burlington (lease expires May 2002), Edmonds (lease expires July 2004), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2006), Mill Creek (lease expires November 2010), Puyallup (building is owned, land lease expires 2009), Mount Vernon (building owned, lease expires March 2023), Kent (lease expires March 2003), Bainbridge Island (lease expires July 2012) Poulsbo (lease expires on October 2003 on one of the two branches there), Port Angeles (lease expires January 2019), Port Hadlock, (lease expires January 2017), Tacoma (lease expires September 2011), Totem Lake (lease expires June 2005) and three branches (Port Townsend, Poulsbo, and Silverdale) that are owned by Frontier Financial Corporation, but are currently being transferred to FFP, Inc. FFP, Inc. also owns the building and land in South Everett where Frontier Bank data processing and operations departments are located.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

     No matters were submitted to security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND SHAREOWNER MATTERS

(a) Frontier Financial Corporation's common stock is traded on the Nasdaq stock market under the symbol FTBK. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:

                                                  High              Low
        1st quarter 2000                         22.375            17.00
        2nd quarter 2000                         19.125            16.25
        3rd quarter 2000                         19.75             17.125
        4th quarter 2000                         26.00             16.5625

        1st quarter 2001                         25.34             21.94
        2nd quarter 2001                         28.00             22.06
        3rd quarter 2001                         29.00             26.50
        4th quarter 2001                         28.00             25.11


(b) Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 28, 2002 there were 19,193,107 shares outstanding.

(c) The table below indicates the cash dividends paid on its common stock over the last two years:

     Dividend Declared              Record Date                Payment Date
     -----------------              -----------                ------------
           $.09                   January 28, 2000           February 11, 2000
            .10                   May 1, 2000                May 15, 2000
            .11                   July 31, 2000              August 14, 2000
            .12                   October 2, 2000            October 23, 2000
           $.125                  January 8, 2001            January 22, 2001
            .13                   April 16, 2001             April 30, 2001
            .135                  July 9, 2001               July 23, 2001
            .14                   October 15, 2001           October 29, 2001

ITEM 6 - SELECTED FINANCIAL DATA

     Please refer to the 2001 Annual Report to Shareowners.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Please see 2001 Annual Report to Shareowners, page 29 through 44.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please see 2001 Annual Report to Shareowners, page 37-40.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                     Annual
                                                        Form        Report to
                                                        10-K       Shareowners
                                                        Page           Page
                                                        -----     --------------
Report of Management                                                     1

Independent Auditor's Report                                             2

Consolidated Balance Sheet at
December 31, 2001 and 2000                                               3

Consolidated Statement of Income for the years
Ended December 31, 2001, 2000 and 1999                                   4

Consolidated Statement of Shareowners' Equity                            5

Consolidated Statement of Cash Flows for the
Years ended December 31, 2001, 2000 and 1999                             6

Condensed Balance Sheet (Parent Only) at
December 31, 2001 and 2000                                              25

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 2001, 2000 and 1999                            25

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 2001, 2000 and 1999                        26

Notes to Consolidated Financial Statements                            7 - 28

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
                  CORPORATION

     Please see pages 2-9 of 2002 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

     Please see pages 7-9 of 2002 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     Please see page 5-6 of 2002 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please see page 14 of 2002 Proxy Statement; and, Note 14, page 21 of 2001 Annual Report to Shareowners; and, Page 27 of this Form 10-K report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of the report:

          1.   Financial Statements.

               Financial statements required by Item 8 of this report are incorporated by reference, from the 2001 Annual Report to Shareowners, attached hereto as an exhibit.

          3.  Exhibits.

          (3)(a) Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

          (3)(b) By-Laws are incorporated herein by reference to Exhibit 3(b) to Registration on Form S-14 (File No. 2-82420).

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

          (10)(c) Frontier Financial Corporation 2001 Stock Award Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001, (File No. 333-54362).

          (10)(d) Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-37242).

          (10)(e) Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed February 13, 2001 (File No. 333-50882).

          (11)      Statement Regarding Computation of Earnings Per Share.

          (13)      Annual Report to Shareowners for the year ended December 31,
                    2001.

          (21)      Subsidiaries of Registrant is incorporated by reference to
                    Part I, page 1 through 9 of this report.

          (23.1)    Consent of Moss Adams LLP, independent auditors.

     (b)  Reports on Form 8-K:

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

          On October 25, 2001, Form 8-K was filed announcing the adoption of a stock repurchase program authorizing the Corporation to repurchase an additional 5% of its outstanding stock.

          On November 16, 2001, Form 8-K was filed announcing an increase in the Bank's loan loss reserve in anticipation of a possible loan loss, and provide earnings guidance for the fourth quarter of and year-end 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRONTIER FINANCIAL CORPORATION
March 20, 2002                          /s/ Robert J. Dickson
-----------------------                 ----------------------------------------
       Date                             Robert J. Dickson
                                        President & Chief Executive Officer

March 20, 2002                          /s/ James F. Felicetty
-----------------------                 ----------------------------------------
       Date                             James F. Felicetty
                                        Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 20, 2002                          /s/George Barber
-----------------------                 ----------------------------------------
                                        George E. Barber, Director

March 20, 2002                          /s/ Michael Clements
-----------------------                 ----------------------------------------
                                        Michael Clements, Director

March 20, 2002                          /s/Michael Corliss
-----------------------                 ----------------------------------------
                                        Michael J. Corliss, Director

March 20, 2002                          /s/ Lucy DeYoung
-----------------------                 ----------------------------------------
                                        Lucy DeYoung, Director

March 20, 2002                          /s/ Robert J. Dickson
-----------------------                 ----------------------------------------
                                        Robert J. Dickson, Director

March 20, 2002                          /s/ David A. Dujardin
-----------------------                 ----------------------------------------
                                        David A. Dujardin, Chairman of the Board

March 20, 2002                          /s/ Edward D. Hansen
-----------------------                 ----------------------------------------
                                        Edward D. Hansen, Secretary of the Board

March 20, 2002                          /s/ William H. Lucas
-----------------------                 ----------------------------------------
                                        William H. Lucas, Director


-----------------------                 ----------------------------------------
                                        James H. Mulligan, Director

March 20, 2002                          /s/ J. Donald Regan
-----------------------                 ----------------------------------------
                                        J. Donald Regan, Director

March 20, 2002                          /s/ Roger L. Rice
-----------------------                 ----------------------------------------
                                        Roger L. Rice, Director

March 20, 2002                          /s/ William J. Robinson
-----------------------                 ----------------------------------------
                                        William J. Robinson, Director

March 20, 2002                          /s/ Edward C. Rubatino
-----------------------                 ----------------------------------------
                                        Edward C. Rubatino, Director

March 20, 2002                          /s/ Darrell J. Storkson
-----------------------                 ----------------------------------------
                                        Darrell J. Storkson, Director

                                                                      EXHIBIT 11

                         FRONTIER FINANCIAL CORPORATION
               COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE



                                                             2001            2000             1999
                                                             ----            ----             ----
Net Income (in thousands)                                  $24,499         $32,116          $28,299
                                                   =================================================


      Computation of average shares outstanding:
          Shares outstanding at
          beginning of year                                 19,768          17,545            8,697

          Additional shares deemed
          outstanding because of
          stock dividends or splits                              -               -            8,759

          Average shares issued pursuant
          to merger                                            629           2,252            2,252

          Shares issued or repurchased
          during the year times average
          time outstanding during
          the year                                            (297)            (62)              72
                                                   -------------------------------------------------
                                                   -------------------------------------------------
          Basic average shares outstanding                  20,100          19,735           19,780
                                                   -------------------------------------------------
          Average number of dilutive shares
          assumed to be outstanding                            165              94              163
                                                   -------------------------------------------------

          Average dilutive shares
          outstanding                                       20,265          19,829           19,943
                                                   =================================================

          Basic earnings per share                           $1.22           $1.63            $1.43
                                                   =================================================
          Diluted earnings per share                         $1.21           $1.62            $1.42
                                                   =================================================

                                                                    EXHIBIT 23.1



     CONSENT OF INDEPENDENT AUDITOR

     We consent to the inclusion in this Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 2001 and to the incorporation by reference in Registration Statement Numbers 333-48805, 333-73217, 333-54362, 333-37242 and 333-50882 on Forms S-8 of our report dated January 18, 2002.


     /s/ Moss Adams LLP

     Everett, Washington
     March 21, 2002