Form 10-Q
period 2002-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2002-05-03
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2002
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

                                  (425)514-0700
              (Registrant's Telephone Number, Including Area Code)

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

Yes ( X )             No (   )

This issuer has one class of common stock (no par value) with 19,198,120 shares outstanding as of March 31, 2002.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I - Financial Information                                            Page
------------------------------                                            ----

     Item 1. Financial Statements.

             Consolidated Balance Sheet - March 31, 2002
             and Year End 2001.                                             1

             Consolidated Statement of Income - Three Months
             Ended March 31, 2002 and 2001.                                 2

             Consolidated Statement of Cash Flows - Three Months
             Ended March 31, 2002 and 2001.                               3-4

             Notes to the Consolidated Financial Statement                5-7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                  8-18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    18

PART 11 - Other Information

     Item 1. Legal Proceedings                                             19

     Item 4. Submission of Matters to Vote by Security Holders             19

     Item 5. Other Information                                             19

     Item 6. Exhibits and Reports on Form 8-K.                             19

             Signatures                                                    20



FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                                                    (In thousands, except shares)
                                                                 March 31,              December 31,
ASSETS                                                              2002                      2001
                                                        -------------------       --------------------

Cash & due from banks                                            $ 60,229                   $ 64,062
Federal funds sold                                                 27,670                     44,800
Securities:
       Available for sale-market value                             92,086                     48,845
       Held to maturity-amortized cost                             32,927                     32,925
                                                       -------------------       --------------------
                       Total securities                           125,013                     81,770

  Loans, net of unearned income                                 1,541,220                  1,575,031
  Less allowance for loan losses                                  (26,489)                   (26,358)
                                                       -------------------       --------------------
                       Net loans                                1,514,731                  1,548,673
Premises & equipment, net                                          27,186                     27,695
Other real estate owned                                               769                        769
Intangible assets                                                   6,476                      6,476
Other assets                                                       31,741                     32,495
                                                       -------------------       --------------------
       TOTAL ASSETS                                            $1,793,815                 $1,806,740
                                                       ===================       ====================

LIABILITIES

Deposits:
  Noninterest bearing                                           $ 227,639                  $ 238,348
  Interest bearing                                              1,234,476                  1,260,022
                                                       -------------------       --------------------
       Total deposits                                           1,462,115                  1,498,370
Federal funds purchased and
  securities sold under repurchase agreements                      11,307                      7,696
Federal Home Loan Bank advances                                   115,133                    105,137
Other liabilities                                                  14,679                     12,007
                                                       -------------------       --------------------
       TOTAL LIABILITIES                                        1,603,234                  1,623,210
                                                       -------------------       --------------------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares
 authorized; 19,198,120 and 19,184,879 shares
 issued and outstanding in 2002 and 2001                          116,164                    115,158

Retained earnings                                                  73,230                     67,738
Accumulated other comprehensive income (loss),
 net of tax effect                                                  1,187                        634
                                                       -------------------       --------------------
       TOTAL SHAREOWNERS' EQUITY                                  190,581                    183,530
                                                       -------------------       --------------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                      $1,793,815                $ 1,806,740
                                                       ===================       ====================

  The accompanying notes are an integral part of these financial statements.




FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(In Thousands, Except for Per Share Amounts)             Three Months Ended
                                              -----------------------------------------
                                                        March 31,            March 31,
                                                         2002                 2001
                                              -------------------- --------------------
INTEREST INCOME
    Interest & fees on loans                             $ 32,386             $ 34,028
    Interest on investments                                 1,502                3,749
                                              -------------------- --------------------
         Total interest income                             33,888               37,777
                                              -------------------- --------------------
INTEREST EXPENSE
    Interest on deposits                                   10,148               16,392
    Interest on borrowed funds                              1,549                1,576
                                              -------------------- --------------------
         Total interest expense                            11,697               17,968
                                              -------------------- --------------------

Net interest income                                        22,191               19,809
                                              -------------------- --------------------

PROVISION FOR LOAN LOSSES                                    (500)                (400)
                                              -------------------- --------------------

NONINTEREST INCOME
    Service charges on deposit accounts                       898                  744
    Other noninterest income                                1,693                1,094
                                              -------------------- --------------------
         Total noninterest income                           2,591                1,838
                                              -------------------- --------------------

NONINTEREST EXPENSE
    Salaries & employee benefits                            6,244                5,660
    Occupancy expense                                       1,574                1,703
    Other noninterest expense                               2,207                2,455
                                              -------------------- --------------------
         Total noninterest expense                         10,025                9,818
                                              -------------------- --------------------

INCOME BEFORE INCOME TAX                                   14,257               11,429

PROVISION FOR INCOME TAX                                   (4,984)              (4,075)
                                              -------------------- --------------------

         NET INCOME                                       $ 9,273              $ 7,354
                                              ==================== ====================

Weighted average number of shares
 outstanding for the period                            19,199,935           20,244,434
Basic earnings per share                                   $ 0.48               $ 0.36
                                              ==================== ====================
Weighted average number of
 diluted shares outstanding                            19,298,594           20,374,378
Diluted earnings per share                                 $ 0.48               $ 0.36
                                              ==================== ====================


  The accompanying notes are an integral part of these financial statements.


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      (In thousands)
                                                                                   Three Months Ended
                                                                          March 31, 2002         March 31, 2001
                                                                          --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $ 9,273                     $ 7,354
Adjustments to reconcile net income to net cash
          provided by operating activities
          Depreciation and amortization                                        882                         640
          Provision for loan losses                                            500                         400
          FHLB stock dividends                                                (199)                       (202)
          Deferred taxes                                                       (32)                        802
          Increase in income taxes payable                                   5,484                       3,518
          Increase in interest receivable                                     (542)                     (1,799)
          Increase in interest payable                                      (1,814)                        (43)
          Loss on sale of fixed assets                                           6                           -
          Loans originated for sale                                        (19,178)                     (7,167)
          Proceeds from sale of loans                                       19,669                       5,551
          Other operating activities                                        (2,481)                        276
                                                                 ------------------     -----------------------
Net cash provided by operating activities                                   11,568                       9,330
                                                                 ------------------     -----------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                                          17,130                     (83,791)
Proceeds from maturities of AFS & HTM securities                             9,631                      41,424
Purchase of AFS securities                                                 (51,972)                    (28,241)
Cash acquired in merger                                                          -                       2,827
Net cash flows from loan activities                                         32,947                     (28,648)
Purchases of premises and equipment                                           (373)                       (919)
Proceeds from the sale of other real estate owned                                6                           -
Other investing activities                                                   1,412                         347
                                                                 ------------------     -----------------------
Net cash used by investing activities                                        8,781                     (97,001)
                                                                 ------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                                 37,653                      29,118
Net change in certificates of deposit                                      (73,454)                     47,739
Proceeds from issuance of stock                                                524                         772
Purchase of common shares                                                   (2,785)                     (2,440)
Cash dividends paid                                                           (969)                     (2,656)
Advances from FHLB                                                          10,000                      10,000
Repayment of FHLB advances                                                      (4)                     (5,006)
Net change in Federal Funds purchased and securities                         5,246                       2,557
          sold under repurchase agreements
Other financing activities                                                    (393)                         95
                                                                 ------------------     -----------------------
Net cash provided by financing activities                                  (24,182)                     80,179
                                                                 ------------------     -----------------------

  The accompanying notes are an integral part of these financial statements.




FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                            $ (3,833)                   $ (7,492)

CASH AND DUE FROM BANKS AT BEGINNING
          OF YEAR                                                           64,062                      69,709
                                                                 ------------------     -----------------------

CASH AND DUE FROM BANKS AT END
          OF PERIOD                                                       $ 60,229                    $ 62,217
                                                                 ==================     =======================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                  $ 13,527                    $ 18,003
Cash paid during the period for income taxes                                     -                         500


  The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2001 Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for year-end December 31, 2002.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

NOTE 2.  MERGER CONSUMMATED

On February 2, 2001, the Corporation completed the acquisition of Interbancorp. The Corporation issued 689,392 shares for a value of $11.9 million and assumed arrangements for optioned shares, in exchange for all outstanding common shares of Interbancorp. The acquisition was accounted for as a purchase and resulted in recording approximately $6.1 million of goodwill. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in January 2002 the Corporation performed an impairment test of goodwill resulting in no impairment. As a result goodwill of $6.5 million at January 1, 2002 ceased to be amortized. The Corporation will continue to periodically evaluate goodwill for impairment.




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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - (Continued)

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 2002:


                     AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

                     (In thousands)
                                                                                          Gross               Gross
                                                 Amortized          Unrealized          Unrealized           Aggregate
                                                   Cost                Gains              Losses             Fair Value
                                       ---------------------------------------------------------------------------------
AFS SECURITIES
     Equities                                     $ 17,462             $ 1,817               $ (24)            $ 19,255
     U.S. Treasuries                                   251                  32                   -                  283
     U.S. Agencies                                   1,484                  27                   -                1,511
     Corporate securities                           71,012                 568                (593)              70,987
     Municipal securities                               50                   -                   -                   50
                                       ---------------------------------------------------------------------------------
               Totals                               90,259               2,444                (617)              92,086
                                       ---------------------------------------------------------------------------------

HTM SECURITIES
     Municipal securities                           23,439                 836                   -               24,275
     Corporate Securities                            1,488                   -                (123)               1,365
     Certificates of deposit                         8,000                   -                   -                8,000
                                       ---------------------------------------------------------------------------------
               Totals                               32,927                 836                (123)              33,640
                                       ---------------------------------------------------------------------------------

               Totals                            $ 123,186             $ 3,280              $ (740)           $ 125,726
                                       =================================================================================


                                                               MATURITY SCHEDULE OF SECURITIES

                                                         Available for Sale                     Held to Maturity
                                                  Amortized             Fair              Amortized              Fair
                      MATURITY                      Cost                Value               Cost                Value
                      --------        ---------------------------------------------------------------------------------
                       0-1 Yr                     $ 27,547            $ 29,517             $ 8,370              $ 8,375
                       1-5 Yrs                      60,532              60,425              20,437               21,159
                      5-10 Yrs                         186                 192               2,632                2,741
                     Over 10 Yrs                     1,994               1,952               1,488                1,365
                                       ---------------------------------------------------------------------------------
                                                  $ 90,259            $ 92,086            $ 32,927             $ 33,640
                                       =================================================================================


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - (Continued)



                        CHANGES IN AFS AND HTM SECURITIES

                For the Quarter Ended March 31, 2002

                AFS SECURITIES
                Proceeds From Sales                                                         $0
                Gross Realized Gains                                                         -
                Gross Realized Losses                                                        -
                Gross Gains & Losses Included In Earnings
                     Transfers To the Trading Category                                       -
                Net Change In Unrealized Holding Gains Or
                     Losses Included In The Separate
                     Components of Shareowners' Equity                                    $553

                HTM SECURITIES
                Sale Or Transfers From This Category                                        $0


NOTE 4.  LOANS

     The following is an analysis of the loan portfolio by major type of loans:



                                                              March 31, 2002                      December 31, 2001
                                                              --------------                      -----------------
                Commercial                                       $ 296,043                               $ 317,284
                Real Estate:
                     Commercial                                    683,807                                 660,890
                     Construction                                  403,999                                 416,545
                     Residential                                   119,863                                 138,854
                Installment                                         43,869                                  47,741
                                                       --------------------                    --------------------
                                                                 1,547,581                               1,581,314
                Unearned Fee Income                                 (6,361)                                 (6,283)
                                                       --------------------                    --------------------
                     Total Loans                               $ 1,541,220                             $ 1,575,031
                                                       ====================                    ====================



NOTE 5. Please see Item 5, page 19 for dividend information.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the first quarter of 2002 were $9.3 million versus $7.4 million for the first quarter of 2002, or up 26.1%. The main reasons for the record quarter was an increase in the net interest margin of $2.4 million, or 12.0%, coupled with an increase in other noninterest income of $.8 million, or 41.0%. The reasons for the increase will be discussed in this report. In the discussion below, comparison is with the first quarter of 2002 and 2001, unless otherwise stated.

Annualized return on average assets (ROA) was 2.08% in 2002, and 1.66% in 2001. Annualized return on average shareowners' equity (ROE) in 2002 was 19.47%, as compared to 14.11% in 2001. Diluted earnings per share were $.48 for 2002, and $.36 for 2001.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. A merger between the Corporation and Interbancorp, Inc. (IB) was consummated on February 2, 2001 which added three branch offices to the Corporation's franchise. These eight counties are considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

BALANCE SHEET - March 31, 2002/December 31, 2001
------------------------------------------------

In the first quarter of 2002, investment securities increased $43.2 million, or 52.9%. This is a reversal of prior year's trend. Due to slower loan growth caused by more conservative underwriting and a weakening local economy, management began purchasing securities in the fourth quarter of 2001, and added $43.2 million to the portfolio in the first quarter of 2002. During the remainder of 2002 it is expected that the investment securities will continue to increase.

Federal funds sold declined since year-end 2001 mainly due to the purchase of securities.

Loans, net of unearned income, declined $33.8 million or 2.2%. The decrease in 2002 is attributable to more conservative underwriting. The loan-to-deposit ratio at the end of the end of the first three months of 2002 increased to 105.4% from 105.1% at year-end 2001. Going forward, management will emphasize stronger loan growth consistent with safe and sound practices.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet - (Continued)

The table below indicates the changes in the mix of the loan portfolio from beginning to the end of the period, net of deferred loan fees:



(In thousands)                                 March 31, 2002                              December 31, 2001
                                  ------------------------------------------   ----------------------------------------
                                             Amount              % of total                Amount            % of total
                                  --------------------  --------------------   ---------------------  -----------------
Installment                                  $ 43,963                  2.9%                $ 47,833               3.0%
Commercial                                    295,623                 19.2%                 316,947              20.1%
Real estate commercial                        682,298                 44.2%                 659,982              41.9%
Real estate construction                      400,257                 26.0%                 412,501              26.3%
Real estate residential                       119,079                  7.7%                 137,768               8.7%
                                  --------------------  --------------------   ---------------------  -----------------
       Total                              $ 1,541,220                100.0%              $1,575,031             100.0%
                                  ====================  ====================   =====================  =================



Recently, as a result of the lower interest rate environment, we have seen higher levels of loans refinancing as some borrowers seek to take advantage of the availability of historically low long-term interest rates. In addition, there was a slow down in the launching of new projects following September 11, 2001. More recently, levels of activity have been climbing with several consecutive monthly increases in new loan originations. However, the events and interest rate environment of the past half year have led to lower amounts of real estate mortgage loans and construction and commercial borrowing activity. By contrast, the level of commercial real estate loans has remained more resilient as projects have completed their construction and start-up phases. This has led to an increase in the proportion of the real estate commercial loans as compared to other types of loan categories.

Please see Page 15 of this report for a discussion regarding credit concentrations.


The liability side of the balance sheet reflects the decline in assets for the period. Noninterest bearing deposits declined $10.7 million, or 4.5% and interest bearing deposits decreased $25.6 million, or 2.0%. CD's declined $73.5 million or 10.5% during the first quarter. Asset and liability yields and costs were the lowest they have been in several years. Please see "Net Interest Income" on page 11.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

BALANCE SHEET - March 31, 2002/March 31, 2001
---------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:


(In thousands)


                                                 2002                  2001                  $ Change             % Change
                                          --------------------  --------------------   ---------------------  -----------------
Loans                                             $ 1,541,220           $ 1,462,876                $ 78,344               5.4%
Investments                                           125,013               137,954               $ (12,941)             -9.4%
Federal Funds Sold                                     27,670               168,216              $ (140,546)            -83.6%
                                          --------------------  --------------------   ---------------------  -----------------
Total Earning Assets                              $ 1,693,903           $ 1,769,046               $ (75,143)             -4.2%
                                          ====================  ====================   =====================  =================
Total Assets                                      $ 1,793,815           $ 1,866,399               $ (72,584)             -3.9%
                                          ====================  ====================   =====================  =================

Noninterest bearing deposits                        $ 227,639             $ 203,866                $ 23,773              11.7%
Interest bearing deposits                           1,234,476             1,313,383                 (78,907)             -6.0%
                                          --------------------  --------------------   ---------------------  -----------------
Total deposits                                      1,462,115             1,517,249                 (55,134)             -3.6%
                                          ====================  ====================   =====================  =================
Federal Funds purchased and Securities
   Sold under Repurchase Agreements                    11,307                12,645                  (1,338)            -10.6%
FHLB borrowings                                       115,133               105,156                   9,977               9.5%
Capital                                             $ 190,581             $ 212,537               $ (21,956)            -10.3%

(In thousands)



At quarter end 2002, loans were up $78.3 million, or 5.4% over the previous year. The increase in loans over the last year was due, for the most part, to the economic growth of the region, expansion by the Corporation and continued emphasis on loan development.

Investments decreased $12.9 million, or 9.4% for the period. Until the fourth quarter 2001, this trend in runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets is due to the higher yields available in loans rather than investments. However, as previously indicated, the investment portfolio has increased since the beginning of the year. Federal funds sold decreased over the prior period mainly due to an unusually high fed funds balance in 2001 of $168.2 million. At that time, the merger with Inter Bank contributed $11.6 million and organic growth comprises the remainder. The reason for the growth was that in the first quarter of 2001, cd's grew $74.9 million, whereas in the current quarter cd's declined $73.5 million.

Noninterest bearing deposits increased $23.8 million, or 11.7% to $227.6 million. One reason for this growth would be the low earning credit paid on demand accounts which would increase balances. Interest bearing deposits decreased $78.9 million, or 6.0%, with most of the decrease attributable to time deposits due to the low rate environment.

At March 31, 2002, NOW, Money Market and Sweep accounts made up 24% of total interest bearing deposits. At March 31, 2001 those deposits also made up 24%. In 2002, savings deposits made up 25% of total interest bearing deposits versus 12% in 2001, and time deposits made up 51% in 2002 versus 64% in 2001.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet - (continued)

Over the last year, NOW, Money Market and Sweep deposits decreased $13.9 million, or 4.5%; savings deposits increased $154.2 million, or 97.3%, and time deposits decreased $219.2 million or 25.9%. The reason for the significant change in the mix over the last year was due mainly to much lower rates being paid on cd's as compared to savings accounts.

FHLB borrowings increased $10.0 million, or 9.5% over the year due to liquidity needs.

Capital has declined $22.0 million over the past year, or 10.3%. During the past year, the Corporation repurchased $35.1 million in stock in the open market, representing 1,319,000 shares. Also during the same period, the Corporation paid $11.0 million in cash dividends. This was offset by the income of the Corporation for the same time period.

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



For quarter ended March 31,                          2002                  2001                  $ Change             % Change
---------------------------               --------------------  --------------------   ---------------------  -----------------
Loans                                             $ 1,552,984           $ 1,420,654               $ 132,330               9.3%
Investments*                                          100,056               145,319                 (45,263)            -31.1%
Federal funds sold                                     31,021               113,831                 (82,810)            -72.7%
                                          --------------------  --------------------   ---------------------  -----------------
Total earning assets                                1,684,061             1,679,804                   4,257               0.3%
                                          --------------------  --------------------   ---------------------  -----------------
Total assets                                      $ 1,783,118           $ 1,768,385                $ 14,733               0.8%
                                          ====================  ====================   =====================  =================

Noninterest bearing deposits                        $ 226,655             $ 193,158                $ 33,497              17.3%
Interest bearing deposits                           1,234,454             1,237,955                  (3,501)             -0.3%
                                          --------------------  --------------------   ---------------------  -----------------
Total deposits                                    $ 1,461,109           $ 1,431,113                $ 29,996               2.1%
                                          ====================  ====================   =====================  =================
Federal funds purchased
   and repurchase agreements                         $ 11,161               $ 9,981                 $ 1,180              11.8%
FHLB borrowings                                       110,134               104,937                   5,197               5.0%
Capital*                                            $ 190,509             $ 208,535               $ (18,026)             -8.6%
                                          ====================  ====================   =====================  =================

Total interest income (TE)                           $ 34,167              $ 38,094                $ (3,927)            -10.3%
Total interest expense                                 11,697                17,968                  (6,271)            -34.9%
                                          --------------------  --------------------   ---------------------  -----------------
Net interest income                                  $ 22,470              $ 20,126                 $ 2,344              11.6%
                                          ====================  ====================   =====================  =================

*Shown at amortized cost, or adjusted for unrealized gain/(loss).


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income

In 2002, average total earning assets as a percent of average total assets were 94.4%, and 95.0% in 2001. This ratio indicates how efficiently assets are being utilized. Average loans were 87.1% and 80.3%, respectively and investments were 5.6% and 8.2%, for the same periods. Average federal funds sold were 1.7% and 6.4% over the period. Average total loan-to-deposits were 106.3% and 99.3%. Not shown in the table above are the components of interest bearing deposits. Average NOW and Money Market accounts increased $9.1 million or 3.4%; savings accounts increased $129.0 million, or 81.1%, and time cd's decreased $141.7 million, or 17.5%. Average FHLB borrowings increased $5.2 million, or 5.0%. Tax equivalent net interest income increased $2.3 million, or 11.6%.

Earning Assets
--------------

Using a 365-day base, the yield on total earning assets decreased .97% in the first quarter of 2002 to 8.23% from 9.20%. This was due to a decrease in interest rates as the result of nine Base (Prime) lending rate decreases over the period, brought about by the FRB. This rapid decline in rates has made it difficult to manage the net interest margin (NIM) as approximately 43% of the Corporation's loan portfolio is tied to the Base rate, which changes overnight, while the majority of funding for loans are cd's which will not reach their repricing point until sometime in the future. However, it appears that rates of both sides of the balance sheet have leveled off at this time. The cost of total interest bearing liabilities decreased 1.89% from 5.39% in 2001 to 3.50% in 2002. The TE NIM increased .55% from the first quarter of 2001 to the first quarter of 2002.

On a TE basis, net interest income was $22.5 million in 2002, versus $20.1 million in 2001, for an increase in net interest income of $2.3 million. Total interest income decreased $3.9 million, and total interest expense decreased $6.2 million, for an increase in net interest income of $2.3 million.

The increase of $4.3 million in the average balance of earning assets increased interest income by $3.2 million, and a decrease in interest rates decreased interest income by $4.9 million, for a net increase of $1.7 million.

The annualized yield on total loans decreased from 9.75% in 2001 to 8.49% in 2002. Commercial loans decreased from 9.50% to 7.98%; real estate commercial loans decreased in yield from 8.95% to 8.57%; real estate construction loans decreased in yield from 11.0% to 8.42.%; real estate residential loans decreased from 10.66% to 9.10%, and installment loans decreased from 10.06% to 9.60%.

The yield on investments increased from 6.64% in 2001 to 6.25% in 2002 and the yield on federal funds sold decreased from 5.54% in 2001 to 1.67% in 2002.

Interest Bearing Liabilities
----------------------------

The decrease in the average balance of interest bearing deposits of $3.5 million decreased interest expense by $1.0 million, and the rate paid on interest bearing deposits decreased interest expense by $5.3 million.

The increase in the average balance of other borrowings increased interest expense by $86 thousand, and the rates paid on these borrowings decreased interest expense by $113 thousand.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income

The cost of NOW, Money Market and Sweep accounts decreased from 3.26% in 2001, to 1.66% in 2002. Savings account costs were 3.74% in 2001, and 2.67% in 2002. Time cd's decreased in cost from 6.40% in 2001 to 4.33% in 2002. Short-term borrowings decreased from 4.79% to 1.05%, and FHLB borrowings decreased from 5.63% in 2001 to 5.60% in 2002.

NONINTEREST INCOME AND EXPENSE - March 31, 2002/March 31, 2001
--------------------------------------------------------------

Total noninterest income increased $753 thousand in the first quarter of 2002, or 41.0% from a year ago. Service charges increased from $744 thousand to $898 thousand, or 20.7%. The increase in service charges was due to increased volume and NSF/OD charges. Also, a lower earning credit on business DDA accounts increased service charge income from $137 thousand in 2001 to $203 thousand in 2002.

Other noninterest income increased $599 thousand, or 54.8% in the current quarter. In 2002, there were operational recoveries of $120 thousand and a gain on the sale of assets and ORE of $14 thousand. Additionally, tenant rent income was up $55 thousand; loan service fees were up $187 thousand; insurance and financial services were up $78 thousand and dividends on BOLI were up $221 thousand. This is the first year for BOLI income which was booked in the fourth quarter of 2001.

The market value of trust assets at quarter end March 2002 was $229.5 million, as compared to $205.6 million in 2001, an increase of $23.9 million, or 11.6%. Trust department income for the first quarter of 2002 was $296 thousand, up $11 thousand, or 3.9%.

Total noninterest expenses increased $207 thousand, or 2.1% for the period. Salaries and benefits increased $584 thousand, or 10.3%. There were 569 FTE employees at March 31, 2002. The main reason for the increase in salaries and benefits was an increase in the profit sharing accrual of $205 thousand.

Total occupancy expense decreased $129 thousand, or 7.6%. This result was expected due to the merger in the first quarter of 2001 and the expenses associated with information technology enhancements. 37% or $589 thousand of occupancy expense was depreciation in 2002, and $540 thousand, or 32% was depreciation in 2001. Excluding depreciation, occupancy expense decreased $178 thousand, or 15.3%, in 2002.

Other noninterest expense decreased $248 thousand thousand, or 10.1%. This decrease was due to elimination of goodwill amortization expense of $119 thousand and a reduction of certain fees paid to professional services accounts.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the first quarter was 40% for 2002 and 44% for 2001. The Corporation's ratio places it among the performance leaders in the industry.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impaired Assets




LOANS
IMPAIRED ASSETS

Nonperforming loans and impaired assets
are summarized as follows:                                                   (In thousands)

Period ended March 31,                                              2002                          2001
----------------------                                              ----                          ----
Non-accruing loans:
  Commercial                                                        $ 757                         $ 364
  Agriculture                                                         730                         1,101
  Real Estate                                                      15,056                         3,512
  Installment and other                                               161                           921
                                                      --------------------          --------------------
          Total nonaccruing loans                                  16,704                         5,898
Other real estate                                                     769                           256
                                                      --------------------          --------------------
          Total nonperforming assets                             $ 17,473                       $ 6,154
                                                      ====================          ====================
Restructured                                                      $ 6,178                       $ 1,206
                                                      --------------------          --------------------
Total loans at end of period                                   $1,541,220                    $1,462,876
                                                      ====================          ====================
Total assets at end of period                                  $1,793,815                    $1,866,399
                                                      ====================          ====================


Total nonperforming assets to total loans                           1.13%                         0.42%
Total nonperforming assets to total assets                          0.97%                         0.33%
Total impaired assets to total assets                               1.32%                         0.39%




Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. This then progresses to phone calls and letters, followed by legal activity when and if necessary. At one month past due, the loan is tracked and reported as a delinquency.

It is the Bank's practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be reliable.

Nonaccrual loans consist of some 48 loans ranging in size from $4.2 million to nominal amounts, most of which are subject to some form of ongoing legal collection activity. Some 35% of the nonperforming assets are from loans originated by the Bank's most recent acquisition. Some 86% of the nonaccrual loans are secured by real estate and, while there is always some risk of loss present, it is felt that it is not substantial in proportion to the amount of such loans. Nonetheless, some are subject to bankruptcy and other forms of legal processes which will take time to resolve and during which payment performance is unlikely.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impaired Assets (continued)

The Bank has experienced an increased in nonperforming assets from .68% at year-end 2001 to the current level of .97%. The numbers of loans in such status have not increased as much as the dollar amounts with three loans currently representing some $7.8 million. This places great importance on efforts to favorably resolve these loans in a timely manner. The recent increase may in part reflect the effects of a slower economy.

The Bank's loan loss reserve is 159% of nonperforming loans and 1.72% of total loans at March 31, 2002, compared to 230% and 1.67% at December 31, 2001. The Bank's ORE currently consists of three residential land parcels and three houses.

Restructured loans are those that had problems in the past, and that have been restructured in such a way that some modification of debt such as a lower interest rate, or other terms have occurred.

CREDIT CONCENTRATIONS
---------------------

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $347.7 million in 2002, or 22.6% of total loans and $295 million in 2001, or 20.2% of total loans. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The Bank's trade area has generally enjoyed a consistent real estate market, and while cognizant of the impacts of slowing levels of activity, management is cautiously optimistic as to the stability of the real estate market in the months ahead. The main strength of the real estate market has been centered in residential houses with the office building market now appearing to be the weakest segment in the area.

At March 31, 2002 and 2001, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS
--------------------------------------------------------

For the three months ending March 31, 2002, the allowance for possible loan losses increased to $26.5 million, or 1.72% of total loans, from $26.4 million, or 1.67% of total loans at year-end 2001. Year-to-date net loan losses were $372 thousand.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Conclusion and Qualitative Factors

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Corporation to change the allowance based on their judgment about information available to them at the time of their examination. It is the Corporation's policy to be in compliance with all accounting and regulatory standards related to loan loss reserves.

LIQUIDITY AND INTEREST RATE RISK
--------------------------------
LIQUIDITY
---------

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or depositors who have credit needs.

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2002 and 2001. This discussion addresses those periods of time.

Net cash provided by operating activities in 2002 totaled $11.6 million, as compared to $9.3 million in 2001. The largest component providing net cash was net income of $9.3 million in 2002 and $7.4 million in 2001.

Loans originated and sold in the real estate secondary market for the first quarter March 31, 2002 were $12.0 million higher than 2001. This trend began in the first quarter of 2001, mainly attributable to low long-term interest rates. Management expects that this trend will continue in 2002.

Investing activities in 2002 were different than 2001. In 2001, maturing securities helped to fund growth in fed funds sold and loans. In 2002, maturing securities and loan runoff helped to fund the purchase of AFS securities.

In 2001, core deposits and cd's helped to fund loan growth, and in 2002, while increased core deposits helped to fund growth, cd's declined substantially, requiring liquidity from other sources.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - (Continued)


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

INTEREST RATE RISK
------------------

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. The model predicts that net interest income would decline if rates fell, and increase if rates rise. In 2001, rates fell 4.75% and the NIM declined about 6%. As of December 31, 2001 the model predicted that net interest income would increase about .9% if rates increased 1%, and decline by about the same amount if rates fell 1%. If rates changed 2% net interest income would change about 1.7%. This is considered low interest rate risk. The actual change in earnings would be dependent upon how many embedded options were exercised and the dynamic changes that occur when rates change. Many of these changes are predictable (for example, if rates fell, loans refinancing would increase), but the exact amount is difficult to predict. The Corporation manages interest rate risk primarily with the securities portfolio (for example, if rates are low the Corporation may increase fed funds sold to increase the benefit if rates rise) and the prepricing options with borrowings (for example, if rates are falling short-term rate sensitive borrowings may be increased to reduce the exposure to declining rates).

It is the policy of the Corporation that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as "well capitalized".

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL
-------

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2002 was $190.6 million. This amount compares to $183.5 million at December 31, 2001, an increase of $7.1 million, or 3.9%. Almost all of the increase came from the retained earnings of the Bank.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations.
Capital - (Continued)

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At March 31, 2002, the Corporation's leverage ratio was 11.09%, compared to 9.7% at quarter-end 2001. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 12.34% and 10.29% at March 31, 2002, and 10.75% and 12.00% at December 31, 2001.

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end that have not been included in this discussion.

FORWARD-LOOKING INFORMATION
---------------------------

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate", "should", "projected", or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Frontier is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of Frontier.

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters submitted to a vote of shareowners in the current quarter.

Item 5.    Other Information

           (a) On December 19, 2001, the Board of Directors of the Corporation declared a $.145 per share first quarter 2002 dividend to shareowners of record as of January 7, 2002 and payable January 22, 2002.

           (b) On March 20, 2002, the Board of Directors of the Corporation declared a $.15 per share second quarter 2002 dividend to shareowners of record as of April 15, 2002 and payable April 29, 2002.

Item 6.    Exhibits and Reports on Form 8-K

           (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

              (11) Computation of basic and diluted earnings per share.

              (20) Frontier Financial Corporation Dividend Reinvestment Plan

           (b) REPORTS ON FORM 8-K

              On February 27, 2002, Form 8-K was filed announcing earnings update for the first quarter 2002, estimating a 25% increase in profits over the same quarter 2001.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRONTIER FINANCIAL CORPORATION



Date: April 29, 2002                  /s/ James F. Felicetty
      --------------                      -----------------------
                                          James F Felicetty
                                          Secretary / Treasurer