Form 10-Q
period 2002-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2002-08-06
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 2002
                        Commission File Number 000-15540


                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


              Washington                                91-1223535
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

Yes (X )          No (   )

This issuer has one class of common stock (no par value) with 19,210,515 shares outstanding as of June 30, 2002.



FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


PART I - Financial Information                                                                   Page

         Item 1.   Financial Statements.

                  Consolidated Balance Sheet - June 30, 2002
                  and Year End 2001.                                                               1

                  Consolidated Statement of Income - Three and Six Months
                  Ended June 30, 2002 and 2001.                                                    2

                  Consolidated Statement of Cash Flows - Six Months
                  Ended June 30, 2002 and 2001.                                                  3-4

                  Notes to the Consolidated Financial Statements                                 5-8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.                                               9-20

         Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk                                                                   20

PART 11 - Other Information

         Item 1.   Legal Proceedings                                                              21

         Item 4.   Submission of Matters to Vote by Security Holders                              21

         Item 5.   Other Information                                                              21

         Item 6.   Exhibits and Reports on Form 8-K.                                              21

                  Signatures                                                                      22

                                       -i-



FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands, except shares)


                                                                              June 30,             December 31,
ASSETS                                                                          2002                   2001
                                                                           ----------------      -----------------

Cash & due from banks                                                             $ 68,757               $ 64,062
Federal funds sold                                                                  16,000                 44,800
Securities:
      Available for sale-market value                                              107,956                 48,845
      Held to maturity-amortized cost                                               32,871                 32,925
                                                                           ----------------      -----------------
                    Total securities                                               140,827                 81,770

  Loans, net of unearned income                                                  1,583,626              1,575,031
  Less allowance for loan losses                                                   (26,762)               (26,358)
                                                                           ----------------      -----------------
                    Net loans                                                    1,556,864              1,548,673
Premises & equipment, net                                                           26,960                 27,695
Other real estate owned                                                              2,663                    769
Intangible assets                                                                    6,477                  6,476
Other assets                                                                        31,062                 32,495
                                                                           ----------------      -----------------
      TOTAL ASSETS                                                              $1,849,610             $1,806,740
                                                                           ================      =================

LIABILITIES

Deposits:
  Noninterest bearing                                                            $ 223,050              $ 238,348
  Interest bearing                                                               1,273,124              1,260,022
                                                                           ----------------      -----------------
      Total deposits                                                             1,496,174              1,498,370
Federal funds purchased and
  securities sold under repurchase agreements                                       13,906                  7,696
Federal Home Loan Bank advances                                                    130,129                105,137
Other liabilities                                                                   11,399                 12,007
                                                                           ----------------      -----------------
      TOTAL LIABILITIES                                                          1,651,608              1,623,210
                                                                           ----------------      -----------------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 19,210,515              116,376                115,158
   and 19,184,879 shares issued and outstanding in 2002 and 2001
Retained earnings                                                                   79,318                 67,738
Accumulated other comprehensive income (loss),
      net of tax effect                                                              2,308                    634
                                                                             ----------------      -----------------
      TOTAL SHAREOWNERS' EQUITY                                                    198,002                183,530
                                                                             ----------------      -----------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                       $1,849,610            $ 1,806,740
                                                                             ================      =================

          The accompanying notes are an integral part of these financial statements.






FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------

(In Thousands, Except for Per Share Amounts)                        Three Months Ended                   Six Months Ended
                                                            -----------------------------------------------------------------------
                                                                June 30,          June 30,          June 30,          June 30,
                                                                  2002              2001              2002              2001
                                                            ----------------- ----------------------------------- -----------------
INTEREST INCOME
     Interest & fees on loans                                       $ 31,692           $ 34,904         $ 64,078       $ 68,932
     Interest on investments                                           1,926              3,347            3,428          7,096
                                                            ----------------- ----------------------------------- -----------------
         Total interest income                                        33,618             38,251           67,506         76,028
                                                            ----------------- ----------------------------------- -----------------
INTEREST EXPENSE
     Interest on deposits                                              9,636             15,994           19,784         32,386
     Interest on borrowed funds                                        1,640              1,604            3,189          3,180
                                                            ----------------- ----------------------------------- -----------------
         Total interest expense                                       11,276             17,598           22,973         35,566
                                                            ----------------- ----------------------------------- -----------------

Net interest income                                                   22,342             20,653           44,533         40,462
                                                            ----------------- ----------------------------------- -----------------

PROVISION FOR LOAN LOSSES                                             (1,100)              (100)          (1,600)          (500)
                                                            ----------------- ----------------------------------- -----------------

NONINTEREST INCOME
     Service charges on deposit accounts                               1,061                792            1,959          1,536
     Other noninterest income                                          1,619              1,469            3,312          2,563
                                                            ----------------- ----------------------------------- -----------------
         Total noninterest income                                      2,680              2,261            5,271          4,099
                                                            ----------------- ----------------------------------- -----------------

NONINTEREST EXPENSE
     Salaries & employee benefits                                      6,005              5,748           12,249         11,408
     Occupancy expense                                                 1,522              1,624            3,096          3,327
     Other noninterest expense                                         2,643              2,883            4,850          5,338
                                                            ----------------- ----------------------------------- -----------------
         Total noninterest expense                                    10,170             10,255           20,195         20,073
                                                            ----------------- ----------------------------------- -----------------

INCOME BEFORE INCOME TAX                                              13,752             12,559           28,009         23,988

PROVISION FOR INCOME TAX                                              (4,686)            (4,161)          (9,670)        (8,236)
                                                            ----------------- ----------------------------------- -----------------

         NET INCOME                                                  $ 9,066            $ 8,398         $ 18,339       $ 15,752
                                                            ================= =================================== =================

Weighted average number of
shares outstanding for the period                                 19,203,850         20,179,881       19,201,900     20,309,783
Basic earnings per share                                              $ 0.47             $ 0.42           $ 0.96         $ 0.78
                                                            ================= =================================== =================
Weighted average number of diluted shares
     outstanding                                                  19,327,290         20,318,395       19,314,122     20,448,297
Diluted earnings per share                                            $ 0.47             $ 0.41           $ 0.95         $ 0.77
                                                            ================= =================================== =================



          The accompanying notes are an integral part of these financial statements.






FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
                                                                                                  Six Months Ended

                                                                                           June 30, 2002       June 30, 2001
                                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                      $ 18,339            $ 15,752
Adjustments to reconcile net income to net cash
         provided by operating activities
         Depreciation and amortization                                                             1,852               1,393
         Provision for loan losses                                                                 1,600                 500
         FHLB stock dividends                                                                       (409)               (429)
         Deferred taxes                                                                               (9)                733
         Increase in income taxes payable                                                          1,458                 111
         Increase in interest receivable                                                            (467)             (1,077)
         Increase in interest payable                                                             (1,838)                932
         Loss on sale of fixed assets                                                                  9                  12
         Loans originated for sale                                                               (33,178)            (17,797)
         Proceeds from sale of loans                                                              34,657              15,230
         Other operating activities                                                               (1,545)                590
                                                                                        -----------------    ----------------
Net cash provided by operating activities                                                         20,469              15,950
                                                                                        -----------------    ----------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from Fed Funds Sold                                                                28,800             (29,170)
Proceeds from maturities of AFS & HTM securities                                                  11,144              51,645
Purchase of AFS securities                                                                       (67,585)            (33,987)
Net cash flows from loan activities                                                              (13,300)           (153,199)
Purchases of premises and equipment                                                                 (721)             (3,558)
Cash invested on ORE                                                                                 131                   -
Other investing activities                                                                         1,070               6,094
                                                                                        -----------------    ----------------
Net cash used by investing activities                                                            (40,461)           (162,175)
                                                                                        -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                                                       82,777              91,002
Net change in certificates of deposit                                                            (84,973)             46,644
Proceeds from issuance of stock                                                                      747               1,251
Purchase of common shares                                                                           (969)             (4,656)
Cash dividends paid                                                                               (5,665)             (5,402)
Advances from FHLB                                                                                25,000              10,000
Repayment of FHLB advances                                                                            (8)             (5,013)
Net change in Federal Funds purchased and securities
         sold under repurchase agreements                                                          6,285               5,689
Other financing activities                                                                         1,493                 259
                                                                                        -----------------    ----------------
Net cash provided by financing activities                                                         24,687             139,774
                                                                                        -----------------    ----------------


                            (Continued on next page)


          The accompanying notes are an integral part of these financial statements.





FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                   $ 4,695            $ (6,451)

CASH AND DUE FROM BANKS AT BEGINNING
         OF YEAR                                                                                  64,062              69,709
                                                                                        -----------------    ----------------

CASH AND DUE FROM BANKS AT END
         OF PERIOD                                                                              $ 68,757            $ 63,258
                                                                                        =================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                                        $ 24,830            $ 34,674
Cash paid during the period for income taxes                                                       8,100               8,246
Real estate taken as settlement for loan obligations                                               2,024                (154)



          The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2001 Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for year-end December 31, 2002.

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

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2002:


                  AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

                  (In thousands)
                                                                     Gross             Gross
                                                  Amortized        Unrealized       Unrealized        Aggregate
                                                     Cost            Gains            Losses          Fair Value
                                               ---------------------------------------------------------------------
              AFS SECURITIES
                  Equities                             $ 17,665          $ 3,030             $ (23)        $ 20,672
                  U.S. Treasuries                           251               44                 -              295
                  U.S. Agencies                             874               23                 -              897
                  Corporate securities                   85,566            1,286              (810)          86,042
                  Municipal securities                       50                -                 -               50
                                               ---------------------------------------------------------------------
                          Totals                        104,406            4,383              (833)         107,956
                                               ---------------------------------------------------------------------

              HTM SECURITIES
                  Municipal securities                   23,382            1,033                 -           24,415
                  Corporate Securities                    1,489                -               (86)           1,403
                  Certificates of deposit                 8,000                -                 -            8,000
                                               ---------------------------------------------------------------------
                          Totals                         32,871            1,033               (86)          33,818
                                               ---------------------------------------------------------------------

                          Totals                      $ 137,277          $ 5,416            $ (919)       $ 141,774
                                               =====================================================================



                                                                 MATURITY SCHEDULE OF SECURITIES

                                                      Available for Sale                  Held to Maturity
                                                  Amortized           Fair           Amortized           Fair
                                MATURITY             Cost            Value             Cost             Value
                                --------
                                               ---------------------------------------------------------------------
                                 0-1 Yr                $ 40,226         $ 43,526           $ 8,635          $ 8,647
                                1-5 Yrs                  62,091           62,332            20,115           20,954
                                5-10 Yrs                    158              163             2,632            2,814
                              Over 10 Yrs                 1,931            1,935             1,489            1,403
                                               ---------------------------------------------------------------------
                                                      $ 104,406        $ 107,956          $ 32,871         $ 33,818
                                               =====================================================================


-----------------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------

NOTE 2 - (Continued)


                                                                CHANGES IN AFS AND HTM SECURITIES

              For the Quarter Ended June 30, 2002

              AFS SECURITIES
              Proceeds From Sales                                             $0
              Gross Realized Gains                                             -
              Gross Realized Losses                                            -
              Gross Gains & Losses Included In Earnings
                  Transfers To the Trading Category                            -
              Net Change In Unrealized Holding Gains Or
                  Losses Included In The Separate
                  Components of Shareowners' Equity                       $1,674

              HTM SECURITIES
              Sale Or Transfers From This Category                            $0


NOTE 3.  LOANS

              The following is an analysis of the loan portfolio by major type of loans:

                                                   June 30, 2002                   December 31, 2001
                                                   -------------                   -----------------
              Commercial                              $ 296,544                          $ 317,284
              Real Estate:
                  Commercial                            718,536                            660,890
                  Construction                          407,886                            416,545
                  Residential                           123,655                            138,854
              Installment                                44,546                             47,741
                                               -----------------                 ------------------
                                                      1,591,167                          1,581,314
              Unearned Fee Income                        (7,541)                            (6,283)
                                               -----------------                 ------------------
                  Total Loans                       $ 1,583,626                        $ 1,575,031
                                               =================                 ==================

NOTE 4. Please see Item 5, page 21 for dividend information.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  IMPACT OF NEW ACCOUNTING STANDARD

During the year 2002 the Corporation adopted the following accounting standard:

Statement of Financial Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from extinguishments of Debt, and an amendment of that Statement, FASB Statement No 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Corporation implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

--------------------------------------------------------------------------------

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the second quarter of 2002 was $9.1 million versus $8.4 million for the second quarter of 2002, or up 8.0%. The main reasons for the record quarter was an increase in the net interest margin of $1.7 million, or 8.2%, coupled with an increase in other noninterest income of $.4 million, or 18.5%. The reasons for the increase will be discussed in this report. In the discussion below, comparison is with the second quarter of 2002 and 2001, unless otherwise stated.

Annualized return on average assets (ROA) was 2.01% in 2002, and 1.83% in 2001. Annualized return on average shareowners' equity (ROE) in 2002 was 18.57%, as compared to 15.56% in 2001. Diluted earnings per share were $.47 for 2002, and $.41 for 2001.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-nine banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. The last merger completed was with Interbancorp, Inc. (IB) and was consummated on February 2, 2001. This added three branch offices to the Corporation's franchise. These eight counties are considered the market or service area of the Corporation. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond.

BALANCE SHEET - June 30, 2002/December 31, 2001

In the first six months of 2002, investment securities increased $59.1 million, or 72.2%. This is a reversal of prior year's trend. Due to slower loan growth caused by more conservative underwriting and a slugish local economy, management began purchasing securities in the fourth quarter of 2001, and added $43.2 million to the portfolio in the first quarter of 2002. During the remainder of 2002 future growth will depend on loan demand.

Federal funds sold declined since year-end 2001 mainly due to the purchase of investment securities.

Loans, net of unearned income, increased $8.6 million or .5%. The increase in 2002 is short of expectations and is attributable to more conservative underwriting and a sluggish local economy. The loan-to-deposit ratio at the end of the first six months of 2002 increased to 105.8% from 105.1% at year-end 2001. Going forward, management will emphasize stronger loan growth consistent with safe and sound practices.

--------------------------------------------------------------------------------

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Balance Sheet - (Continued)
-------------------------------------------------------------------------------

The table below indicates the changes in the mix of the loan portfolio from last year-end to the end of the current period, net of deferred loan fees:

(In thousands)                                    June 30, 2002                                 December 31, 2001
                                                 -------------------------------------  ----------------------------------
                                                      Amount            % of total           Amount          % of total
                                                 -----------------   -----------------  ------------------  --------------
Installment                                              $ 44,652                2.8%            $ 47,833            3.0%
Commercial                                                296,093               18.7%             316,947           20.1%
Real estate commercial                                    716,219               45.2%             659,982           41.9%
Real estate construction                                  403,853               25.5%             412,501           26.3%
Real estate residential                                   122,809                7.8%             137,768            8.7%
                                                 -----------------   -----------------  ------------------  --------------
       Total                                          $ 1,583,626              100.0%          $1,575,031          100.0%
                                                 =================   =================  ==================  ==============



All sections of the loan portfolio declined over the last six months except for real estate commercial. During the fourth quarter of 2001 and the first quarter of 2002, total loans declined possibly due to the shock of 9/11. This lowered the level of activity in new projects and endeavors which resulted in declining development, construction and commercial loan activity. However, since the end of the first quarter, loan activity has been climbing, with consecutive monthly increases. The demand for real estate commercial loans, which are longer term loans, have continued to increase mainly due to the lower interest rate environment.


Please see Page 17 of this report for a discussion regarding credit concentrations.


The liability side of the balance sheet reflects a decline in deposits for the period. Noninterest bearing deposits declined $15.3 million, or 6.4% and interest bearing deposits increased $13.1 million, or 1.0%. CD's declined $85.0 million or 12.1% during the first six months. Asset and liability yields and costs were the lowest they have been in several years. Please see "Net Interest Income" on page 12.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations
         Balance Sheet - (Continued)
--------------------------------------------------------------------------------

BALANCE SHEET - June 30, 2002/June 30, 2001

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:

                                                       2002                2001             $ Change          % Change
                                                 -----------------   -----------------  ------------------  --------------
Loans                                                 $ 1,583,626         $ 1,534,507            $ 49,119            3.2%
Investments                                               140,827             128,930              11,897            9.2%
Federal Funds Sold                                         16,000             105,775             (89,775)         -84.9%
                                                 -----------------   -----------------  ------------------  --------------
Total Earning Assets                                  $ 1,740,453         $ 1,769,212           $ (28,759)          -1.6%
                                                 =================   =================  ==================  ==============
Total Assets                                          $ 1,849,610         $ 1,866,657           $ (17,047)          -0.9%
                                                 =================   =================  ==================  ==============

Noninterest bearing deposits                            $ 223,050           $ 211,203            $ 11,847            5.6%
Interest bearing deposits                               1,273,124           1,301,905             (28,781)          -2.2%
                                                 -----------------   -----------------  ------------------  --------------
Total deposits                                        $ 1,496,174         $ 1,513,108           $ (16,934)          -1.1%
                                                 =================   =================  ==================  ==============
Federal Funds purchased and Securities
   Sold under Repurchase Agreements                        13,906              15,776              (1,870)         -11.9%
FHLB borrowings                                           130,129             105,150              24,979           23.8%
Capital                                                 $ 198,002           $ 216,446           $ (18,444)          -8.5%

At quarter end 2002, loans were up $49.1 million, or 3.2% over the previous year. Since the fourth quarter of 2001, loans had been on the decline. Decreasing $24 million in the fourth quarter of 2001 and $34 million in the first quarter of 2002. The second quarter of 2002 indicates a reversal in that trend, and management is optimistic regarding future growth, while maintaining credit quality.

Investments increased $11.9 million, or 9.2% for the period. For several years prior to the fourth quarter 2001, this trend in runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets was due to the higher yields available in loans rather than investments. However, the investment portfolio has increased since the beginning of the year due to higher underwriting standards and slowing loan demand. Federal funds sold decreased over the prior period mainly due to an unusually high fed funds balance in 2001 and the purchase of investment securities.

Noninterest bearing deposits increased $11.8 million, or 5.6%. Growth was attributable to an increase in business checking account balances. This growth could be attributable to the low earning credit paid on demand accounts since the beginning of the year which would influence higher account balances to offset service charges. Interest bearing deposits decreased $28.8 million, or 2.2%, with most of the decrease attributable to time deposits due to the low interest rate environment.

At June 30, 2002, NOW, Money Market and Sweep accounts made up 23.0% of total interest bearing deposits. At June 30, 2001 those deposits made up 22.8%. In 2002, savings deposits made up 28.7% of total interest bearing deposits versus 14.9% in 2001, and time deposits made up 48.3% in 2002 versus 62.3% in 2001.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations
         Balance Sheet - (continued)
--------------------------------------------------------------------------------

Over the last year, NOW, Money Market and Sweep deposits decreased $4.2 million, or 1.4%; savings deposits increased $171.5 million, or 88.3%, and time deposits decreased $196.0 million or 24.2%. The reason for the significant change in the mix over the last year was due mainly to much lower rates being paid on cd's as compared to savings accounts.

FHLB borrowings increased $25.0 million, or 23.8% over the year to take advantage of the low interest rate environment by extending liability maturities.

Capital has declined $18.4 million over the past year, or 8.5%. Since quarter-end June 30 2001, the Corporation repurchased $32.2 million in stock in the open market, representing 1,195,400 shares. Also during the same period, the Corporation paid $11.2 million in cash dividends.

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

(In thousands)

For quarter ended June 30,                             2002                2001             $ Change          % Change
---------------------------
                                                 -----------------   -----------------  ------------------  --------------
Loans                                                 $ 1,556,775         $ 1,498,341            $ 58,434            3.9%
Investments*                                              132,738             132,323                 415            0.3%
Federal funds sold                                         17,770             116,296             (98,526)         -84.7%
                                                 -----------------   -----------------  ------------------  --------------
Total earning assets                                    1,707,283           1,746,960             (39,677)          -2.3%
                                                 =================   =================  ==================  ==============
Total assets                                          $ 1,806,909         $ 1,834,250           $ (27,341)          -1.5%
                                                 =================   =================  ==================  ==============

Noninterest bearing deposits                            $ 231,986           $ 208,293            $ 23,693           11.4%
Interest bearing deposits                               1,238,769           1,277,879             (39,110)          -3.1%
                                                 -----------------   -----------------  ------------------  --------------
Total deposits                                        $ 1,470,755         $ 1,486,172           $ (15,417)          -1.0%
                                                 =================   =================  ==================  ==============
Federal funds purchased
   and repurchase agreements                             $ 11,986            $ 12,020               $ (34)          -0.3%
FHLB borrowings                                           115,954             105,152              10,802           10.3%
Capital*                                                $ 195,304           $ 215,895           $ (20,591)          -9.5%
                                                 =================   =================  ==================  ==============

Total interest income (TE)                               $ 33,893            $ 38,571            $ (4,678)         -12.1%
Total interest expense                                     11,276              17,598              (6,322)         -35.9%
                                                 -----------------   -----------------  ------------------  --------------
Net interest income                                      $ 22,617            $ 20,973             $ 1,644            7.8%
                                                 =================   =================  ==================  ==============

*Shown at amortized cost, or adjusted for unrealized gain/(loss).

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
         Net Interest Income
-------------------------------------------------------------------------------

In 2002, average total earning assets as a percent of average total assets were 94.5%, and 95.2% in 2001. This ratio indicates how efficiently assets are being utilized. Average loans were 86.2% and 81.7%, respectively and investments were 7.3% and 7.2%, for the same periods. Average federal funds sold were .98% and 6.3% over the period. Average total loan-to-deposits were 105.8% and 100.8%. Not shown in the table are the components of interest bearing deposits. Average NOW and Money Market accounts decreased $4.9 million or 1.7%; savings accounts increased $174.8 million, or 105.7%, and time cd's decreased $209.0 million, or 25.1%. Average FHLB borrowings increased $10.8 million, or 10.3%. Tax equivalent net interest income increased $1.6 million, or 7.8%.

Earning Assets

Using a 365-day base, the yield on total earning assets decreased .90% in the second quarter of 2002 to 7.96% compared to 8.86%. This was due to a decrease in interest rates as the result of nine Base (Prime) lending rate decreases over the period, brought about by the FRB. During 2001, this made it difficult to manage the net interest margin (NIM) as approximately 43% of the Corporation's loan portfolio is tied to the Base rate, which changes overnight, while the majority of funding for loans are cd's. The TE NIM increased .50% from the second quarter of 2001 to the second quarter of 2002 to 5.30%.

On a TE basis, net interest income was $22.6 million in 2002, versus $21.0 million in 2001, for an increase in net interest income of $1.6 million. Total interest income decreased $4.7 million, and total interest expense decreased $6.3 million, for an increase in net interest income of $1.6 million.

The decrease of $39.7 million in the average balance of earning assets increased interest income by $.3 million (the decrease in the volume increased interest income due to a change in the mix of assets), and a decrease in interest rates decreased interest income by $5.0 million, for a net increase of $4.7 million.

The annualized yield on total loans decreased from 9.38% in 2001 to 8.19% in 2002. Commercial loans decreased from 9.13% to 7.60%; real estate commercial loans decreased in yield from 9.20% to 8.41%; real estate construction loans decreased in yield from 9.92% to 7.93%; real estate residential loans decreased from 9.14% to 8.96%, and installment loans decreased from 9.90% to 9.22%.

The yield on investments decreased from 6.84% in 2001 to 6.10% in 2002 and the yield on federal funds sold decreased from 4.41% in 2001 to 1.69% in 2002.

Interest Bearing Liabilities

The cost of total interest bearing liabilities decreased 1.75% from 5.06% in 2001 to 3.31% in 2002.

The decrease in the average balance of interest bearing deposits of $39.1 million decreased interest expense by $1.7 million, and the rate paid on interest bearing deposits decreased interest expense by $4.6 million.

The cost of NOW, Money Market and Sweep accounts decreased from 2.70% in 2001, to 1.64% in 2002. Savings account costs were 3.41% in 2001, and 2.73% in 2002. Time cd's decreased in cost from 6.12% in 2001 to 3.99% in 2002. Short-term borrowings decreased from 3.90% to 1.41%, and FHLB borrowings decreased from 5.67% in 2001 to 5.53% in 2002.

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Net Interest Income
-------------------------------------------------------------------------------

The increase in the average balance of other borrowings increased interest expense by $153 thousand, and the rates paid on these borrowings decreased interest expense by $117 thousand.



NONINTEREST INCOME AND EXPENSE - June 30, 2002/June 30, 2001
------------------------------------------------------------

Total noninterest income increased $419 thousand in the second quarter of 2002, or 18.5% from a year ago. Service charges increased from $792 thousand to $1.1 million, or 34%. The increase in service charges was due to increased NSF/OD charges of $150 thousand. This increase was due in part to a new account feature introduced in the first quarter. Also, a lower earning credit on business DDA accounts increased service charge income $40 thousand in 2002.

Other noninterest income increased $150 thousand, or 10.2% in the current quarter. The increase was due to dividends on BOLI (Bank Owned Life Insurance) of $216 thousand which was not in place during the same period last year. (Please see Note 6 of the December 31, 2001 financial statements.)

The market value of trust assets at quarter-end June 2002 was $223.8 million, as compared to $235.0 million in 2001, a decrease of $11.2 million, or 4.8%. This decline is due to falling stock market prices in the current period. Trust department income for the second quarter of 2002 was $316 thousand, up $19 thousand, or 6.4%.

Total noninterest expenses decreased $85 thousand, or .8% for the period. Salaries and benefits increased $257 thousand, or 4.5% mainly due to expenses incurred in the second quarter of 2001 relating to the merger with Interbancorp, Inc. There were 575 FTE employees at June 30, 2002.

Total occupancy expense decreased $102 thousand, or 6.3%. This result was expected due to expenses related to the merger in the second quarter of 2001 and the expenses associated with information technology enhancements last year.

Other noninterest expense decreased $240 thousand, or 8.3%. This decrease was due to elimination of goodwill amortization expense of $150 thousand and a reduction of data processing services of $121 thousand.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the second quarter was 40% for 2002 and 43% for 2001. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations
         Impaired Assets
-------------------------------------------------------------------------------


LOANS
IMPAIRED ASSETS

Nonperforming loans and impaired assets
are summarized as follows:                                                                      (In thousands)

Ending June 30,                                                                       2002                     2001
---------------                                                                       ----                     ----
Non-accruing loans:
  Commercial                                                                         $ 938                    $ 445
  Agriculture                                                                          731                      651
  Real Estate                                                                       16,026                    3,233
  Installment and other                                                                236                      130
                                                                          -----------------        -----------------
        Total nonaccruing loans                                                     17,931                    4,459
Other real estate                                                                    2,663                      410
                                                                          -----------------        -----------------
        Total nonperforming assets                                                $ 20,594                  $ 4,869
                                                                          =================        =================
Restructured and/or otherwise impaired                                             $ 6,178                      $ -
                                                                          -----------------        -----------------
Total loans at end of period                                                    $1,583,626               $1,534,507
                                                                          =================
Total assets at end of period                                                   $1,849,610               $1,866,657
                                                                          =================        =================


Total nonperforming assets to total loans                                            1.30%                    0.32%
Total nonperforming assets to total assets                                           1.11%                    0.26%


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

Nonaccrual loans consist of some 53 loans ranging in size from $4.2 million to nominal amounts, most of which are subject to some form of ongoing legal collection activity. Some 35% of the nonperforming assets are from loans originated by the Bank's most recent acquisition. 87% of the nonaccrual loans are secured by real estate and, while there is always some risk of loss present, it is felt that it is not substantial as a proportion of the amount of such loans. Nonetheless, some are subject to bankruptcy and other forms of legal processes which will take time to resolve and during which payment performance is unlikely. While some of these loans appear to be nearing favorable resolutions, other loans may deteriorate at a future date.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations
         Impaired Assets
--------------------------------------------------------------------------------

The Bank has experienced an increase in nonperforming assets from .68% at year-end 2001 to the current level of 1.11%. The numbers of loans in such status have not increased as much as the dollar amounts with five particular assets of over $1 million each, currently representing some $12.1 million or 58.7% of nonperforming assets. This places great importance on efforts to favorably resolve these assets in a timely manner. Of these, one is an OREO which is under a near term agreement for sale and three others are currently scheduled for foreclosure in the third quarter. In turn, two of these three are in bankruptcy with relief from stay having been obtained. One other of these five loans is in bankruptcy also with legal negotiations now occurring regarding implementation of a turn-around plan of operation, which will likely be a more protracted scenario than those others mentioned above.

The Bank's loan loss reserve is 130% of nonperforming loans and 1.69% of total loans at June 30, 2002, compared to 230% and 1.67% at December 31, 2001.

Restructured and impaired loans are those that had problems in the past, and that have been restructured in such a way that some modification of debt such as a lower interest rate, in order to ease debt service burdens prior to a scheduled maturity date, or other terms have occurred.

Such loans are not included in nonaccrual or nonperforming assets unless they are nonperforming.

Subsequent to June 30, 2002, the Bank had a loan relationship of approximately $1.2 million that was transferred to a nonaccrual status. Management does not anticipate any loss associated on the loans, which are secured by commercial and residential real estate. In addition, the Bank received proceeds from the sale of Other Real Estate Owned (OREO) totaling $1.3 million subsequent to June 30, 2002. There was no gain or loss on the sale as a result of the transaction.

OTHER REAL ESTATE OWNED

The amount of Other Real Estate Owned (OREO) has increased from a very nominal ..04% on March 31, 2002 to .14% of total assets on June 30, 2002. While the current level is felt to be relatively modest, the increase does reflect the transition of troubled loans through the legal collection process and to that extent it is viewed as progress to have them arrive in this status. The total currently consists of six locations which comprise one completed new house and five residential land locations. One such location contains 17 recorded house lots; one other contains 12 residential lots. Both of these are under agreements to sell and are expected to close within the third quarter of 2002. (One of these sales was also mentioned above in the nonperforming assets discussion.)

Other loans in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly under way to reduce and minimize such nonperforming assets.

OREO is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Credit Concentrations
-------------------------------------------------------------------------------

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate construction and land development loans. These loans totaled $349.1 million in 2002, or 22.0% of total loans and $323.5 million in 2001, or 21.1% of total loans. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The Bank's trade area has generally enjoyed a consistent real estate market, and while cognizant of the impacts of slowing levels of activity, management is cautiously optimistic as to the stability of the real estate market in the months ahead. The main strength of the real estate market has been centered in residential houses and land with the office building market now appearing to be the weakest segment in the area. Washington State has the Growth Management Act which significantly narrows the areas in which development is possible, that in turn serves to limit and help control the volume of development.

At June 30, 2002 and 2001, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the six months ending June 30, 2002, the reserve for possible loan losses increased to $26.8 million, or 1.69% of total loans, from $26.4 million, or 1.67% of total loans at year-end 2001. Year-to-date net loan losses were $1.2 million.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Liquidity
-------------------------------------------------------------------------------

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Corporation to change the allowance based on their judgment about information available to them at the time of their examination. It is the Corporation's policy to be in compliance with all accounting and regulatory standards related to loan loss reserves and all accounting policies promulgated by GAAP.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2002 and 2001. This discussion addresses those periods of time.

Net cash provided by operating activities in 2002 totaled $20.5 million, as compared to $16.0 million in 2001. The largest component providing net cash was net income of $18.3 million in 2002 and $15.8 million in 2001.

Loans originated and sold in the real estate secondary market for the first six months were $15.4 million higher than 2001. This trend began in the second quarter of 2001, mainly attributable to low long-term interest rates.

Investing activities in 2002 were different than 2001. In 2001, loan growth required $153.2 million in funding from proceeds of maturing securities, core deposits and cd's. In 2002, most funding was needed for investment securities.

In 2001, core deposits and cd's helped to fund loan growth, and in 2002, while increased core deposits helped to fund growth, cd's declined about the same amount, requiring liquidity from other sources.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.
         Interest Rate Risk
--------------------------------------------------------------------------------

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. The model predicts that net interest income would decline if rates fell, and increase if rates rise. In 2001, rates fell 4.75% and the NIM declined about 6%. As of March 31, 2002 the model predicted that net interest income would increase about 2.4% if rates increased 1%, and decline .9% if rates fell 1%. If rates increased 2% net interest income would increase 6.7% and if rates decreased 2% net interest income would decline 1.8%. This is considered low interest rate risk. The actual change in earnings would be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable (for example, if rates fell, loans refinancing would increase), but the exact amount is difficult to predict. The Corporation manages interest rate risk primarily with the securities portfolio (for example, if rates are low the Corporation may increase fed funds sold to increase the benefit if rates rise) and the prepricing options with borrowings (for example, if rates are falling short-term rate sensitive borrowings may be increased to reduce the exposure to declining rates).

It is the policy of the Corporation that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as "well capitalized".

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2002 was $198.0 million. This amount compares to $183.5 million at December 31, 2001, an increase of $14.5 million, or 7.9%. Almost all of the increase came from the retained earnings of the Bank.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At June 30, 2002, the Corporation's leverage ratio was 10.51%, compared to 11.26% at quarter-end 2001. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 11.02% and 12.28% at June 30, 2002, and 10.75% and 12.00% at December 31, 2001.

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end that have not been included in this discussion.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate", "should", "projected", or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.   Legal Proceedings

           The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 18, 2002 the annual shareowners' meeting was held in Everett, Washington. The only matter voted upon was the election of a class of Directors to a term expiring in 2005. Those incumbent Directors were elected by more than a majority of the shareowners as follows:



                        Michael J. Corliss  Robert J. Dickson   Edward D. Hansen      William H. Lucas       Darrell J. Storkson
                        -----------------   -----------------   -----------------   --------------------------------------------
Votes for                     15,644,465          15,260,450          15,598,148          15,546,406           15,624,056
Votes against/withheld            33,721             417,736              80,038             131,780               54,130


     The terms of Directors Lucy Deyoung, J. Donald Regan, William J. Robinson, Edward C. Rubatino, George E Barber, Michael J. Clementz, David A. Dujardin, James H. Mulligan and Roger L. Rice DDS, continued after the meeting.

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

(c) On June 19, 2002, the Board of Directors of the Corporation declared a $.155 per share third quarter cash dividend to shareowners of record as of July 8, 2002 and payable July 22, 2002.

(d) On June 1, 2002, the Corporation made available to shareowners a Dividend Reinvestment Plan. A copy of which was filed with Form 10Q on May 3, 2002.


Item 6.   Exhibits and Reports on Form 8-K

           (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

               (11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

           (b)    REPORTS ON FORM 8-K

                  None

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
SIGNATURE
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FRONTIER FINANCIAL CORPORATION



Date: July 31, 2002                  /s/ James F. Felicetty
      ----------------               -------------------------------
                                         James F Felicetty
                                         Secretary / Treasurer

                                 CERTIFICATION

        To my knowledge, this report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operation of Frontier Financial Corporation.


                                     By: /s/ Robert J. Dickson
                                     -------------------------------
                                     Robert J. Dickson, Chief Executive Officer

                                     By: /s/ James F. Felicetty
                                     -------------------------------
                                     James F. Felicetty, Secretary/Treasurer
                                     (Chief Financial Officer)

-------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES                EXHIBIT 11
-------------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
-------------------------------------------------------------------------------


(In Thousands)                                                For Six Months Ended June 30,

                                                           2002                          2001
                                                    -------------------           --------------------
Net Income                                                    $ 18,339                       $ 15,752
                                                    ===================           ====================

Computation of average
  shares outstanding

              Shares outstanding at
              beginning of year                                 19,185                         19,768

              Shares issued pursuant
              to Interbancorp, Inc. merger                           -                            568

              Shares purchased under stock
              repurchase program                                   (31)                          (103)

              Shares issued under stock
              compensation plans (averaged)                         18                             18

              Shares issued during the
              year times average time
              outstanding during the year                           30                             59
                                                    -------------------           --------------------

Average basic shares outstanding                                19,202                         20,310
                                                    -------------------           --------------------

Dilutive shares                                                    112                            138
                                                    -------------------           --------------------
Average diluted shares outstanding                              19,314                         20,448
                                                    -------------------           --------------------

Basic earnings per share                                        $ 0.96                         $ 0.78
                                                    ===================           ====================


Diluted earnings per share                                      $ 0.95                         $ 0.77
                                                    ===================           ====================
