Form 10-Q
period 2002-09-30
FRONTIER FINANCIAL CORP /WA/
filed 2002-10-28
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      /x/            QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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


              (Former name, former address and former fiscal year,
                         if changed since last report)

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at October 23, 2002
--------------------------------------      ------------------------------------
  Common Stock, no par value                         18,863,129

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------




PART I - Financial Information                                             Page

 Item 1.  Financial Statements.

             Consolidated Balance Sheet - September 30, 2002
 `           and Year End 2001                                               1

             Consolidated Statement of Income - Three and Nine Months
             Ended September 30, 2002 and 2001                               2

             Consolidated Statement of Cash Flows - Nine Months
             Ended September 30, 2002 and 2001                             3-4

             Notes to the Consolidated Financial Statement                 5-8

 Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 9-19

 Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk                                                 20

 Item 4.  Controls and Procedures                                           20

PART 11 - Other Information

 Item 1.   Legal Proceedings                                                21

 Item 4.   Submission of Matters to Vote by Security Holders                21

 Item 5.   Other Information                                                21

 Item 6.   Exhibits and Reports on Form 8-K.                                21

             Signatures                                                     22

             Certifications                                              22-24

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                                 (In thousands, except
                                                                                                         shares)


                                                                                                  September   December
                                                                                                      30,        31,
ASSETS                                                                                               2002        2001
                                                                                                 ----------- -----------
Cash & due from banks                                                                               $72,711     $64,062
Federal funds sold                                                                                   69,395      44,800
Securities:
      Available for sale-market value                                                               107,428      48,845
      Held to maturity-amortized cost                                                                32,319      32,925
                                                                                                 ----------- -----------
                  Total securities                                                                  139,747      81,770

  Loans, net of unearned income                                                                   1,642,817   1,575,031
  Less allowance for loan losses                                                                    (27,545)    (26,358)
                                                                                                 ----------- -----------
                  Net loans                                                                       1,615,272   1,548,673
Premises & equipment, net                                                                            26,829      27,695
Other real estate owned                                                                               7,307         769
Intangible assets                                                                                     6,476       6,476
Other assets                                                                                         31,597      32,495
                                                                                                 ----------- -----------
      TOTAL ASSETS                                                                               $1,969,334  $1,806,740
                                                                                                 =========== ===========

LIABILITIES

Deposits:
  Noninterest bearing                                                                              $252,184    $238,348
  Interest bearing                                                                                1,341,395   1,260,022
                                                                                                 ----------- -----------
      Total deposits                                                                              1,593,579   1,498,370
Federal funds purchased and
  securities sold under repurchase agreements                                                        10,336       7,696
Federal Home Loan Bank advances                                                                     155,125     105,137
Other liabilities                                                                                    11,365      12,007
                                                                                                 ----------- -----------
      TOTAL LIABILITIES                                                                           1,770,405   1,623,210
                                                                                                 ----------- -----------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 19,035,253                               116,476     115,158
   and 19,184,879 shares issued and outstanding in 2002 and 2001
Retained earnings                                                                                    81,207      67,738
Accumulated other comprehensive income (loss),
      net of tax effect                                                                               1,246         634
                                                                                                 ----------- -----------
      TOTAL SHAREOWNERS' EQUITY                                                                     198,929     183,530
                                                                                                 ----------- -----------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                        $1,969,334  $1,806,740
                                                                                                 =========== ===========

   The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

(In Thousands, Except for Per Share Amounts)        Three Months Ended           Nine Months Ended
                                               ---------------------------- ----------------------------


                                                September 30, September 30, September 30,  September 30,
                                                        2002          2001          2002           2001
                                               -------------- ------------- ------------- --------------
INTEREST INCOME
   Interest and fees on loans                        $33,377       $35,130       $97,455       $104,062
   Interest on investments                             1,998         2,394         5,426          9,490
                                               -------------- ------------- ------------- --------------
      Total interest income                           35,375        37,524       102,881        113,552
                                               -------------- ------------- ------------- --------------
INTEREST EXPENSE
   Interest on deposits                                9,671        14,525        29,455         46,911
   Interest on borrowed funds                          1,924         1,621         5,113          4,801
                                               -------------- ------------- ------------- --------------
      Total interest expense                          11,595        16,146        34,568         51,712
                                               -------------- ------------- ------------- --------------

Net interest income                                   23,780        21,378        68,313         61,840
                                               -------------- ------------- ------------- --------------

PROVISION FOR LOAN LOSSES                             (1,500)         (100)       (3,100)          (600)
                                               -------------- ------------- ------------- --------------

NONINTEREST INCOME
   Gain/(loss) on securities                            (187)            -          (187)             -
   Service charges on deposit accounts                 1,086           849         3,045          2,385
   Other noninterest income                            1,444         1,351         4,756          3,749
                                               -------------- ------------- ------------- --------------
      Total noninterest income                         2,343         2,200         7,614          6,134
                                               -------------- ------------- ------------- --------------

NONINTEREST EXPENSE
   Salaries and employee benefits                      6,243         5,981        18,492         17,389
   Occupancy expense                                   1,528         1,463         4,624          4,625
   Other noninterest expense                           2,537         2,587         7,387          7,925
                                               -------------- ------------- ------------- --------------
      Total noninterest expense                       10,308        10,031        30,503         29,939
                                               -------------- ------------- ------------- --------------

INCOME BEFORE INCOME TAX                              14,315        13,447        42,324         37,435

PROVISION FOR INCOME TAX                              (4,707)       (4,607)      (14,377)       (12,843)
                                               -------------- ------------- ------------- --------------

      NET INCOME                                      $9,608        $8,840       $27,947        $24,592
                                               ============== ============= ============= ==============

Weighted average number of
shares outstanding for the period                 19,187,846    20,313,402    19,197,166     20,309,675
Basic earnings per share                               $0.50         $0.44         $1.46          $1.21
                                               ============== ============= ============= ==============
Weighted average number of diluted shares
   outstanding                                    19,294,901    20,503,327    19,307,608     20,467,610
Diluted earnings per share                             $0.50         $0.43         $1.45          $1.20
                                               ============== ============= ============= ==============


   The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           (In thousands)

                                                                           Nine Months Ended
                                                                   ---------------------------------

                                                                    Sept 30, 2002    Sept 30, 2001
                                                                   --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------------------------
Net Income                                                              $27,947             $24,592
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                          2,477               2,001
   Provision for loan losses                                              3,100                 600
   FHLB stock dividends                                                    (616)               (660)
   Deferred taxes                                                          (111)                343
   Increase in income taxes payable                                       2,340               5,266
   Increase in interest receivable                                         (584)             (1,467)
   Decrease in interest payable                                          (2,135)             (1,059)
   Gain/(Loss) on sale of ORE                                               (72)                121
   Gain on sale of fixed assets                                               9                  12
   Loans originated for sale                                            (38,132)            (23,720)
   Proceeds from sale of loans                                           37,642              23,229
   Other operating activities                                            (1,820)                782
                                                                   -------------   -----------------
Net cash provided by operating activities                                30,045              30,040
                                                                   -------------   -----------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------------------------------------
Net cash flows from Fed Funds Sold                                      (24,595)              6,825
Proceeds from the sale of AFS securities                                  1,010                   -
Proceeds from maturities of AFS & HTM securities                          5,193              85,713
Purchase of AFS securities                                              (62,543)            (33,987)
Purchase of HTM securties                                                     -                (988)
Cash acquired in merger                                                       -               6,094
Net cash flows from loan activities                                     (78,097)           (219,667)
Purchases of premises and equipment                                        (896)             (4,040)
Proceeds from the sale of ORE                                             2,395                   -
Cash invested on ORE                                                        131                   -
Other investing activities                                                1,071                   -
                                                                   -------------   -----------------
Net cash used by investing activities                                  (156,331)           (160,050)
                                                                   -------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------
Net change in core deposits                                             191,105             123,095
Net change in certificates of deposit                                   (95,896)             14,465
Proceeds from issuance of stock                                             873               1,342
Purchase of common shares                                                (5,680)             (8,215)
Cash dividends paid                                                      (8,643)            (11,745)
Advances from FHLB                                                       50,000              10,000
Repayment of FHLB advances                                                  (12)             (5,019)
Net change in Federal Funds purchased and securities
   sold under repurchase agreements                                       2,640               9,517
Other financing activities                                                  548                 (17)
                                                                   -------------   -----------------
Net cash provided by financing activities                               134,935             133,423
                                                                   -------------   -----------------


   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           $8,649              $3,413

CASH AND DUE FROM BANKS AT BEGINNING
   OF YEAR                                                               64,062              69,709
                                                                   -------------   -----------------

CASH AND DUE FROM BANKS AT END
   OF PERIOD                                                            $72,711             $73,122
                                                                   =============   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------

Cash paid during the period for interest                                $36,728             $52,820
Cash paid during the period for income taxes                             12,750               8,246
Real estate taken as settlement for loan obligations                      8,879                 315



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2001 Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for year-end December 31, 2002.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - (Continued)
The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 2002:


                        AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
            ------------------------------------------------------------------------------

            (In thousands)
                                                     Gross         Gross
                                      Amortized    Unrealized    Unrealized    Aggregate
                                        Cost         Gains         Losses     Fair Value
                                    ------------------------------------------------------
         AFS SECURITIES
         ---------------------------
            Equities                     $17,874        $1,575          $(13)     $19,436
            U.S. Treasuries                  251            70             -          321
            U.S. Agencies                  1,789            28             -        1,817
            Corporate securities          85,547         1,315        (1,058)      85,804
            Municipal securities              50             -             -           50
                                    ------------------------------------------------------
                    Totals               105,511         2,988        (1,071)     107,428
                                    ------------------------------------------------------

         HTM SECURITIES
         ---------------------------
            Municipal securities          22,830         1,178             -       24,008
            Corporate Securities           1,489            30             -        1,519
            Certificates of deposit        8,000             -             -        8,000
                                    ------------------------------------------------------
                    Totals                32,319         1,208             -       33,527
                                    ------------------------------------------------------

                    Totals              $137,830        $4,196       $(1,071)    $140,955
                                    ======================================================


                                               MATURITY SCHEDULE OF SECURITIES
                                    ------------------------------------------------------

                                        Available for Sale          Held to Maturity
                                      Amortized       Fair       Amortized       Fair
                        MATURITY        Cost         Value          Cost         Value
                    ----------------------------------------------------------------------
                         0-1 Yr          $41,512       $43,122        $8,665       $8,677
                        1-5 Yrs           61,989        62,150        19,567       20,484
                        5-10 Yrs             127           132         2,598        2,847
                      Over 10 Yrs          1,883         2,024         1,489        1,519
                                    ------------------------------------------------------
                                        $105,511      $107,428       $32,319      $33,527
                                    ======================================================


--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - (Continued)


                                              CHANGES IN AFS AND HTM SECURITIES
                                    ------------------------------------------------------

         For the Quarter Ended September 30, 2002
         ------------------------------------------------------

         AFS SECURITIES
         ---------------------------
         Proceeds From Sales                              $823
         Gross Realized Gains                                -
         Gross Realized Losses                            (187)
         Gross Gains & Losses Included In Earnings
            Transfers To the Trading Category                -
         Net Change In Unrealized Holding Gains Or
            Losses Included In The Separate
            Components of Shareowners' Equity             (428)

         HTM SECURITIES
         ---------------------------
         Sale Or Transfers From This Category               $0


NOTE 3.  LOANS

         The following is an analysis of the loan portfolio by major type of loans:

                                    September 30, 2002              December 31, 2001
                                    ------------------------------------------------------
         Commercial                     $277,788                    $317,284
         Real Estate:
            Commercial                   758,834                     660,890
            Construction                 432,489                     416,545
            Residential                  134,473                     138,854                            .
         Installment                      47,795                      47,741
                                    -------------              --------------
                                       1,651,379                   1,581,314
         Unearned Fee Income              (8,562)                     (6,283)
                                    -------------              --------------
            Total Loans               $1,642,817                  $1,575,031
                                    =============              ==============

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

Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation ("the Corporation") for the third quarter of 2002 was $9.6 million versus $8.8 million for the third quarter of 2001, or up 8.7%. The main reasons for the record quarter was an increase in net interest income of $2.4 million; or 11.2%, an increase in other noninterest income and continued expense control. The reasons for the increase will be discussed in this report. In the discussion below, comparison is with the third quarter of 2002 and 2001, unless otherwise stated.

Annualized return on average assets (ROA) was 2.03% in 2002, and 1.92% in 2001. Annualized return on average shareowners' equity (ROE) in 2002 was 19.14%, as compared to 16.14% in 2001. Diluted earnings per share were $.50 for 2002, and $.43 for 2001.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-nine banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. The last merger completed was with Interbancorp, Inc. and was consummated on February 2, 2001. This added three branch offices, one in Duvall and two in Kirkland, Washington, to the Corporation's franchise. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 78% of the population of Washington State. For decades, state employment was highly concentrated in defense, aerospace and timber. However, it is becoming increasingly diversified.

BALANCE SHEET - September 30, 2002/December 31, 2001

In the first nine months of 2002, investment securities increased $58.0 million, or 70.9%. This is a reversal of prior year's trend. Due to slower loan growth, management began purchasing securities in the fourth quarter of 2001. During the remainder of 2002 future growth of the investment portfolio will depend on loan demand.

Federal funds sold increased since year-end 2001 mainly due to increased deposits not absorbed by loan growth.

Loans, net of unearned income, increased $67.8 million or 4.3%. The increase in 2002 is short of expectations and is attributable to the Corporation not competing for renewal of certain large commercial lines of credit, due to spread concentrations. The loan-to-deposit ratio at the end of the first nine months of 2002 decreased to 103.1% from 105.1% at year-end 2001. Going forward, management will emphasize stronger loan growth consistent with safe and sound practices.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet - (Continued)
--------------------------------------------------------------------------------

The table below indicates the changes in the mix of the loan portfolio from last year-end to the end of the current period, net of deferred loan fees:



(In thousands)                             September 30, 2002            December 31, 2001
                                      ----------------------------- ---------------------------
                                         Amount        % of total      Amount      % of total
                                      -------------  -------------- ------------- -------------
Installment                                $47,817             2.9%      $47,833           3.0%
Commercial                                 277,352            16.9%      316,947          20.1%
Real estate commercial                     758,427            46.2%      659,982          41.9%
Real estate construction                   425,645            25.9%      412,501          26.3%
Real estate residential                    133,576             8.1%      137,768           8.7%
                                      -------------  -------------- ------------- -------------
       Total                            $1,642,817           100.0%   $1,575,031         100.0%
                                      =============  ============== ============= =============

All sections of the loan portfolio declined over the last nine months except for real estate commercial. During the fourth quarter of 2001 and the first quarter of 2002, total loans declined possibly due to the shock of 9/11. This lowered the level of activity in new projects and endeavors which resulted in declining development, construction and commercial loan activity. However, since the end of the first quarter, loan activity has been climbing, with consecutive monthly increases. The demand for real estate commercial loans, which are longer term loans, have continued to increase mainly due to the lower interest rate environment.


Please see Page 17 of this report for a discussion regarding credit concentrations.


The liability side of the balance sheet reflects an increase in deposits for the period of $95.2 million, or 6.4%. Noninterest bearing deposits increased $13.8 million, or 5.8% and interest bearing deposits increased $81.4 million, or 6.5%. During the first nine months of 2002, NOW and Money Market accounts increased $6.4 million, or 2.2%; savings accounts increased $170.8 million, or 64.7% and cd's decreased $95.9 million, or 13.7%. The shift in the mix, which favored savings accounts, was due to the decline in cd rates to a point where rates being paid on savings type deposits became more attractive considering the increased liquidity of the those type of deposits. Management estimates that a substantial portion of the decline in cd's over the period was transferred to savings accounts.

FHLB advances increased $50.0 million, or 47.5%, during the period as management took advantage of lower long-term rates. Asset and liability yields and costs were the lowest they have been in several years. Please see "Net Interest Income" on page 12.

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

BALANCE SHEET - September 30, 2002/September 30, 2001

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:

(In Thousands)
At September 30,                              2002            2001       $Change      % Change
---------------------------------------------------  -------------- ------------- -------------
Loans                                   $1,642,817      $1,598,851       $43,966           2.7%
Investments                                139,747          96,631        43,116          44.6%
Federal Funds Sold                          69,395          69,780          (385)         -0.6%
                                      -------------  -------------- ------------- -------------
Total Earning Assets                    $1,851,959      $1,765,262       $86,697           4.9%
                                      =============  ============== ============= =============
Total Assets                            $1,969,334      $1,868,228      $101,106           5.4%
                                      =============  ============== ============= =============

Noninterest bearing deposits              $252,184        $219,369       $32,815          15.0%
Interest bearing deposits                1,341,395       1,292,819        48,576           3.8%
                                      -------------  -------------- ------------- -------------
Total deposits                          $1,593,579      $1,512,188       $81,391           5.4%
                                      =============  ============== ============= =============
Federal Funds purchased and Securities
   Sold under Repurchase Agreements         10,336          19,727        (9,391)        -47.6%
FHLB advances                              155,125         105,143        49,982          47.5%
Shareowners' equity                       $198,929        $211,818      $(12,889)         -6.1%

At quarter end 2002, loans were up $44.0 million, or 2.7% over the previous year. Since the fourth quarter of 2001, loans had been on the decline, decreasing $24 million in the fourth quarter of 2001 and $34 million in the first quarter of 2002. However, in the second quarter 2002, loans increased $49.1 million, or 3.2% from the same quarter in 2001, which, management estimates, is a reversal of the fourth quarter 2001 and first quarter 2002 trend. Management is optimistic regarding future growth, but remains diligent regarding credit quality.

Investments increased $43.1 million, or 44.6% for the period. For several years prior to the fourth quarter 2001, this trend in runoff has been planned by management to use maturity cash flows from the investment portfolio to fund loan portfolio growth. This plan to change the mix of assets was due to the higher yields available in loans rather than investments. However, the investment portfolio has increased since the beginning of the year due to slowing loan demand.

Noninterest bearing deposits increased $32.8 million, or 15.0%. Growth was attributable to an increase in business checking account balances and the low earning credit paid on demand accounts since the beginning of the year which would influence higher account balances to offset service charges. Interest bearing deposits increased $48.6 million, or 3.8%, with all of the increase centered in savings deposits.

At September 30, 2002, NOW, Money Market and Sweep accounts made up 22.5% of total interest bearing deposits. At September 30, 2001 those deposits made up 23.5%. In 2002, savings deposits made up 32.4% of total interest bearing deposits versus 16.2 % in 2001, and time deposits made up 45.1% in 2002 versus 60.3% in 2001.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet - (continued)
--------------------------------------------------------------------------------

Over the last year, NOW, Money Market and Sweep deposits decreased $10.3 million, or 3.6%; savings deposits increased $205.5 million, or 102.1%, and time deposits decreased $175.2 million or 22.5%. The reason for the significant change in the mix over the last year was due mainly to much lower rates being paid on cd's as compared to savings accounts.

FHLB borrowings increased $50.0 million, or 47.5% over the year to take advantage of the low interest rate environment and extending liability maturities.

Capital has declined $12.9 million over the past year, or 6.1%. Between the period September 30, 2001 to September 30, 2002, the Corporation repurchased $31.3 million in stock in the open market, representing 1,179,200 shares. Also during the same period, the Corporation paid $11.3 million in cash dividends. During the third quarter 2002, the Corporation repurchased 206,000 shares in the open market.

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


(In thousands)

For quarter ended September 30,               2002            2001       $Change      % Change
---------------------------------------------------  -------------- ------------- -------------
Loans                                   $1,630,220      $1,576,721       $53,499           3.4%
Investments*                               138,259         121,446        16,813          13.8%
Federal funds sold                          21,214          57,073       (35,859)        -62.8%
                                      -------------  -------------- ------------- -------------
Total earning assets                     1,789,693       1,755,240        34,453           2.0%
                                      =============  ============== ============= =============
Total assets                            $1,893,709      $1,841,399       $52,310           2.8%
                                      =============  ============== ============= =============

Noninterest bearing deposits              $233,783        $218,623       $15,160           6.9%
Interest bearing deposits                1,288,949       1,268,966        19,983           1.6%
                                      -------------  -------------- ------------- -------------
Total deposits                          $1,522,732      $1,487,589       $35,143           2.4%
                                      =============  ============== ============= =============
Federal funds purchased
   and repurchase agreements                $9,965         $14,470       $(4,505)        -31.1%
FHLB advances                              148,061         105,146        42,915          40.8%
Shareowners' equity*                      $200,768        $219,059      $(18,291)         -8.3%
                                      =============  ============== ============= =============

Total interest income (TE)                 $35,644         $37,837       $(2,193)         -5.8%
Total interest expense                      11,595          16,146        (4,551)        -28.2%
                                      -------------  -------------- ------------- -------------
Net interest income                        $24,049         $21,691        $2,358          10.9%
                                      =============  ============== ============= =============

*Shown at amortized cost, or adjusted for unrealized gain/(loss).

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Net Interest Income
--------------------------------------------------------------------------------

In 2002, average total earning assets as a percent of average total assets were 94.5%, and 95.3% in 2001. This ratio indicates how efficiently assets are being utilized. Average loans were 86.1% and 85.6%, respectively and investments were 7.3% and 6.6%, for the same periods. Average federal funds sold were 1.1% and 3.1% over the period. Average total loan-to-deposits were 107.1% and 106.0%. Not shown in the table are the components of interest bearing deposits. Average NOW and Money Market accounts decreased $10.3 million or 3.6%; savings accounts increased $205.5 million, or 102.1%, and time cd's decreased $175.2 million, or 22.5%. Average FHLB borrowings increased $10.8 million, or 10.3%. Tax equivalent net interest income increased $2.4 million, or 10.9%.

Earning Assets

Using a 365-day base, the yield on total earning assets decreased .65% in the third quarter of 2002 to 7.90% compared to 8.55% in 2001. This was due to a decrease in interest rates as the result of three rate decreases over the period by the FRB. These decreases have made it difficult to manage the net interest margin (NIM) as approximately 43% of the Corporation's loan portfolio is tied to the Base rate. Additionally, lower yields resulted from maturing or renegotiated fixed rate loans. However, the Corporation's NIM for the first three quarters of 2002 was 5.34%, 5.30% and 5.38% respectively, as compared to 4.79%, 4.80% and 4.94% in 2001. This may indicate that the NIM has somewhat stabilized or has a positive bias in the third quarter.

On a TE basis, net interest income was $24.0 million in 2002, versus $21.7 million in 2001, for an increase in net interest income of $2.4 million. Total interest income decreased $2.2 million, and total interest expense decreased $4.6 million, for an increase in net interest income of $2.4 million.

The increase of $34.5 million in the average balance of earning assets increased interest income by $1.2 million and a decrease in interest rates decreased interest income by $3.4 million, for a net decrease of $2.2 million.

The annualized yield on total loans decreased from 8.87% in 2001 to 8.15% in 2002. Commercial loans decreased from 8.17% to 7.43%; real estate commercial loans decreased in yield from 8.82% to 8.14%; real estate construction loans decreased in yield from 9.18% to 8.44%; real estate residential loans decreased from 9.72% to 8.48%, and installment loans decreased from 9.47% to 9.21%.

The yield on investments decreased from 6.79% in 2001 to 5.95% in 2002 and the yield on federal funds sold decreased from 3.46% in 2001 to 1.65% in 2002.

Interest Bearing Liabilities

The cost of total interest bearing liabilities decreased 1.43% from 4.61% in 2001 to 3.18% in 2002.

The increase in the average balance of interest bearing deposits of $20.0 million decreased interest expense by $.8 million, (the increase in the volume decreased interest income due to a change in the mix of deposits), and the rate paid on interest bearing deposits decreased interest expense by $4.0 million, for a net decrease of $4.8 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Interest Bearing Liabilities (continued)
--------------------------------------------------------------------------------

The cost of NOW, Money Market and Sweep accounts decreased from 2.48% in 2001, to 1.56% in 2002. Savings account costs were 3.31% in 2001, and 2.69% in 2002. Time cd's decreased in cost from 5.62% in 2001 to 3.82% in 2002. Short-term borrowings decreased from 3.26% to 1.27%, and FHLB borrowings decreased from 5.67% in 2001 to 5.07% in 2002.

The increase in the average balance of other borrowings increased interest expense by $576 thousand, and the rates paid on these borrowings decreased interest expense by $273 thousand.

NONINTEREST INCOME AND EXPENSE - September 30, 2002/September 30, 2001
----------------------------------------------------------------------

Total noninterest income increased $143 thousand in the third quarter of 2002, or 6.5% from a year ago. For the first time since 1998, the Corporation sold a security prior to maturity for a loss of $187 thousand. This loss was prompted due to a corporate bond whose rating was on the edge of falling below investment grade. Service charges increased from $849 thousand to $1.1 million, or 27.9%. The increase in service charges was due to increased NSF/OD charges of $206 thousand. This increase was due in part to a new account feature introduced in the first quarter. Also, a lower earning credit on business DDA accounts increased service charge income $32 thousand in 2002.

Other noninterest income increased $93 thousand, or 6.9% in the quarter. The increase was due to dividends on BOLI (Bank Owned Life Insurance) of $211 thousand which was not in place during the same period last year. These increases were partially offset by decreases in other activities. (Please see
Note 12 of the December 31, 2001 financial statements.)

The market value of trust assets at quarter-end September 2002 was $219.3 million, as compared to $239.9 million in 2001, a decrease of $20.6 million, or 8.6%. This decline is due to falling stock market prices. Trust department revenue for the third quarter of 2002 was $268 thousand, down $40 thousand, or 13.0%.

Total noninterest expenses increased $277 thousand, or 2.8% for the period. Salaries and benefits increased $262 thousand, or 4.4% mainly due to a 5% increase, or $255 thousand in merit raises. There were 562 FTE employees at September 30, 2002.

Total occupancy expense increased $65 thousand, or 4.4%. Depreciation expense was $591 thousand, $14 thousand higher than last year, and the remaining increase was due to increased software and maintenance agreement expense.

Other noninterest expense decreased $50 thousand, or 1.9%. This decrease was mainly due to elimination of goodwill amortization expense of $150 thousand per quarter, beginning January 1, 2002. During the quarter there was also a loss on ORE of $55 thousand, and an operational loss of $37 thousand.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the third quarter was 38% for 2002 and 42% for 2001. The Corporation's ratio places it among the performance leaders in the industry.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Impaired Assets
--------------------------------------------------------------------------------

LOANS
------------------------------------------------
IMPAIRED ASSETS
------------------------------------------------

Nonperforming loans and impaired assets
are summarized as follows:                                        (In thousands)

Ending September 30,                                             2002                2001
------------------------------------------------         -------------       -------------
Nonaccruing loans:
  Commercial                                                     $519              $1,652
  Agriculture                                                     731                 554
  Real Estate                                                  12,241               5,826
  Installment and other                                           566                 112
                                                         -------------       -------------
     Total nonaccruing loans                                   14,057               8,144
Other real estate                                               7,307                 572
                                                         -------------       -------------
     Total nonperforming assets                               $21,364              $8,716
                                                         =============       =============
Restructured and/or otherwise impaired                         $6,178                  $-
                                                         -------------       -------------
Total loans at end of period                               $1,642,817          $1,598,851
                                                         =============       =============
Total assets at end of period                              $1,969,334          $1,868,228
                                                         =============       =============


Total nonperforming assets to total assets                       1.08%               0.47%

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

Nonperforming loans totaled $14.0 million on September 30, 2002. This amount consists of 43 loans ranging in size from $4.2 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety percent of these loans are secured by real estate and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the amount of such loans. Nonetheless, some are subject to bankruptcy and other forms of legal processes that protract resolution. During this time repayment performance is unlikely. While most of these loans appear to be nearing favorable resolutions, other loans may deteriorate at a future date.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                Impaired Assets
--------------------------------------------------------------------------------

The Bank has experienced an increase in nonperforming assets from .68% at year-end 2001 to 1.11% at quarter-end June 2002, to the current level of 1.08%. The number of loans in such status has not increased as much as the dollar amounts. There are six assets that exceed $1.0 million and represent some $13.0 million or 61% of the total nonperforming assets. We have foreclosed on two of the six. There are two real estate loans with foreclosure sales scheduled during the fourth quarter of this year and the first quarter of 2003. The remaining two are in bankruptcy with legal negotiations moving forward to resolution.

The Bank's loan loss reserve is 196% of nonperforming loans and 1.68% of total loans at September 30, 2002, compared to 230% and 1.67% at December 31, 2001.

 Restructured and impaired loans are those that had problems in the past, and that have been restructured in such a way that some modification of debt such as a lower interest rate in order to ease debt service burdens prior to a scheduled maturity date, or other terms have occurred. Such loans are not included in nonaccrual or nonperforming assets unless they are nonperforming.

OTHER REAL ESTATE OWNED

The amount of Other Real Estate Owned (OREO) has increased from a very nominal ..04% on March 31, 2002 to .37% of total assets on September 30, 2002. While the current level is felt to be relatively modest, the increase does reflect the transition of troubled loans through the legal collection process and to that extent it is viewed as progress to have them arrive in this status. The total currently consists of eleven locations which comprise 15 residential lots, 3 newly completed single-family residences, 4 existing single-family residences, and a 3-unit condominium project. Twelve of the residential lots, one of the newly completed residences and one of the existing residences are under agreement to sell with closing expected during the fourth quarter of 2002.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Credit Concentrations
--------------------------------------------------------------------------------

CREDIT CONCENTRATIONS

There is a concentration of credit in the loan portfolio comprised of real estate commercial loans. These loans totaled $758.4 million, or 46.2% of the portfolio at September 30, 2002, and $674.7 million, or 42.2% of the portfolio at September 30, 2001. However, the loan portfolio does not contain any Class A type properties. That is, secured by properties which could have high vacancy rates. This category of loans is centered primarily in credit collateralized by a cross section of smaller, owner-occupied, commercial and industrial properties. Many years ago, management established a real estate loan committee which meets periodically to review the economic conditions and building industry trends. As a result of these and other efforts, there have been very limited losses on these types of loans. The Bank's trade area has generally enjoyed a consistent real estate market, and while cognizant of the impacts of slowing levels of activity, management is cautiously optimistic as to the stability of the real estate market in the months ahead. The main strength of the real estate market has been centered in residential houses and land with the office building market now appearing to be the weakest segment in the area. Washington State has a Growth Management Act which significantly narrows the areas in which development is possible, that in turn serves to limit and help control the volume of development.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the nine months ending September 30, 2002, the reserve for possible loan losses increased to $27.5 million, or 1.68% of total loans, from $26.4 million, or 1.67% of total loans at year-end 2001. Year-to-date net loan losses were $1.9 million or .12% of loans. $.9 million of those loans were assumed in the merger closed in February 2001. Net loan losses for the first, second and third quarters were .02%, .05% and .04%, respectively.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Allowance for Possible Loan Losses Qualitative Factors (continued)
--------------------------------------------------------------------------------

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2002 and 2001. This discussion addresses those periods of time.

Net cash provided by operating activities through third quarter 2002 and 2001 totaled $30.0 million. The largest component providing net cash was net income of $27.9 million in 2002 and $24.6 million in 2001.

Loans sold in the real estate secondary market for the first nine months were $37.6 million, $14.4 million higher than 2001. This trend began in the second quarter of 2001, mainly attributable to low long-term interest rates which prompts home buying and refinancing. The level of future activity in this area will be dependent on interest rates.

Investing activities in 2002 indicate that Fed Funds, AFS securities and loan growth totaling $165 million required cash from other activities. Besides cash from operations, investing activities were funded by increases in core deposits of $192 million and FHLB advances of $50 million.

In 2001, AFS securities and loan growth needed almost all the cash from other activities. Besides cash from operations, investing activities were funded by increases in core deposits, cd's and FHLB advances.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. The model predicts that net interest income would decline if rates fell, and increase if rates rise. In 2001, rates fell 4.75% and the NIM declined about 6%. As of September 30, 2002 the model predicted that net interest income would increase about 2.5% if rates increased 1%, and decline 1% if rates fell 1%. If rates increased 2% net interest would increase 6.7% and if rates decreased 2% net interest income would decline 1.9%. This is considered low interest rate risk. The actual change in earnings would be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable (for example, if rates fell, loans refinancing would increase), but the exact amount is difficult to predict. The Corporation manages interest rate risk primarily with the securities portfolio (for example, if rates are low the Corporation may increase fed funds sold to increase the benefit if rates rise) and the prepricing options with borrowings (for example, if rates are falling short-term rate sensitive borrowings may be increased to reduce the exposure to declining rates).

It is the policy of the Corporation that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as "well capitalized".

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2002 was $198.9 million. This amount compares to $183.5 million at December 31, 2001, an increase of $15.4 million, or 8.4%. Almost all of the increase came from the retained earnings of the Bank.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At September 30, 2002, the Corporation's leverage ratio was 10.13%, compared to 9.70% at year-end 2001. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 10.57% and 11.82% at September 30, 2002, and 10.75% and 12.00% at December 31, 2001.

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Secretary/Treasurer and several other members of the registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Secretary/Treasurer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Secretary/Treasurer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

              There were no matters submitted to security holders in the third quarter.

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

(c) On June 1, 2002, the Corporation made available to shareowners a Dividend Reinvestment Plan. A copy of which was filed with Form 10Q on May 3, 2002.

(d) On June 19, 2002, the Board of Directors of the Corporation declared a $.155 per share third quarter cash dividend to shareowners of record as of July 8, 2002 and payable July 22, 2002.

(e) On September 14, 2002, the Board of Directors of the Corporation declared at $.16 per share fourth quarter 2002 dividend to shareowners of record as of October 7, 2002 and payable October 21, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

     (11) Computation of basic and diluted earnings per share is attached as
          Exhibit 11.

(b)  REPORTS ON FORM 8-K

     On October 8, 2002, the Corporation filed Form 8-K announcing that on October 7, 2002, Frontier Bank, wholly owned subsidiary of Frontier Financial Corporation, was approved for membership in the Federal Reserve System.

     On October 17, 2002, the Corporation filed an 8-K announcing that the Board of Directors have adopted a third stock repurchase program to repurchase an additional 5% of the Common Stock of Frontier Bank.

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


                                                FRONTIER FINANCIAL CORPORATION



Date:     October 24, 2002                      /s/ James F. Felicetty
       ---------------------                    ------------------------
                                                James F. Felicetty
                                                Secretary / Treasurer



                                  CERTIFICATION

    To my knowledge, this report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this report fairly presents, in all material respects, the financial condition and the results of operation of Frontier Financial Corporation.

Date:  October 24, 2002                         /s/ James F. Felicetty
       ----------------                         -------------------------
                                                James F. Felicetty
                                                Secretary / Treasurer

Date:  October 24, 2002                         /s/ Robert J. Dickson
       ----------------                         ------------------
                                                Robert J. Dickson
                                                President & CEO

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CERTIFICATION
--------------------------------------------------------------------------------

                                  CERTIFICATION

I, James F. Felicetty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Frontier Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  October 24, 2002                             /s/ James F. Felicetty
  ---------------------                        -----------------------
           Date                                James F. Felicetty
                                               Secretary / Treasurer

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CERTIFICATION
--------------------------------------------------------------------------------

                                  CERTIFICATION

I, Robert J. Dickson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Frontier Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  October 24, 2002                           /s/ Robert J. Dickson
  ----------------                           ----------------------
         Date                                Robert J. Dickson
                                             President & CEO

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES                EXHIBIT 11
--------------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------



(In Thousands)                            For Nine Months Ended September 30,

                                                  2002                     2001
                                        ---------------         ----------------
Net Income                                     $27,947                  $24,592
                                        ===============         ================

Computation of average
  shares outstanding

         Shares outstanding at
         beginning of year                      19,185                   19,768

         Shares issued pursuant
         to Interbancorp, Inc. merger                -                      609

         Shares purchased under stock
         repurchase program                        (42)                    (152)

         Shares issued under stock
         compensation plans (averaged)              18                       18

         Shares issued during the
         year times average time
         outstanding during the year                36                       67
                                        ---------------         ----------------

Average basic shares outstanding                19,197                   20,310
                                        ---------------         ----------------

Dilutive shares                                    111                      158

                                        ---------------         ----------------
Average diluted shares outstanding              19,308                   20,468
                                        ---------------         ----------------

Basic earnings per share                         $1.46                    $1.21
                                        ===============         ================


Diluted earnings per share                       $1.45                    $1.20
                                        ===============         ================
