Form 10-K
FRONTIER FINANCIAL CORP /WA/
filed 2003-03-25
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                 Annual Report Pursuant to Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002
                        Commission File Number 000-15540
                         FRONTIER FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)
             Washington                                   91-1223535
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ X ]

The aggregate market value of common stock held by nonaffiliates at February 28, 2003 was $392,185,769 based on the last reported sale price at February 28, 2003.

The issuer has one class of common stock (no par value) with 18,817,684 shares outstanding as of December 31, 2002, and 18,633,659 outstanding as of February 28, 2003.

Documents Incorporated by Reference

Annual Report to Shareowners for the year ended December 31, 2002

Proxy Statement dated March 10, 2003




TABLE OF CONTENTS
                                                                                 Annual
                                                                                Shareowners'                       Proxy
                                                        Form 10-K                Report                           Statement
Item Number                                              Page                      Page                              Page
PART I

     1     Business                                      1-13
           Statistical Disclosure Index                   14
     2     Properties                                     26
     3     Legal Proceedings                              26
     4     Submission of Matters to
            a Vote of Shareowners                         26
PART II
     5     Market for Registrant's Common
           Equity and Related Shareowner
            Matters                                       27                       17, 39
     6     Selected Financial Data                        27
     7     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                      27                        27-42
     7a    Quantitative and Qualitative
           Disclosures about Market Risk                  27                        35-40
     8     Financial Statements and
           Supplementary Data                             28
     9     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                           28
PART III
   10      Directors and Executive
           Officers of Frontier
           Financial Corporation                          29                                                           2-10
   11      Executive Compensation                                                                                      7-10
   12      Security Ownership of Certain                                                                               5-6
           Beneficial Owners and Management
           And Related Shareowner Matters                 29                                                           5-6
   13      Certain Relationships and
           Related Transactions                           29                       21                                  12
   14      Controls and Procedures                       29-30
PART IV
   15      Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K            31-32
           Signatures                                     33



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

The Bank

Frontier Bank is a Washington state-chartered commercial bank that is a member of the Federal Reserve System, with its headquarters located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 2002, the Bank conducted its business operations out of 38 offices located in Clallam, Jefferson, King, Kitsap, Pierce, Skagit, Snohomish, and Whatcom counties, which is the Bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Duvall, Snohomish, Smokey Point, Lake Stevens, Kirkland, Marysville, Lynnwood, Mill Creek, Mount Vernon, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Totem Lake, Tacoma, Kent, Redmond, Burlington, Bellingham and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley. In addition, the following eight branches are located in Clallam, Jefferson and Kitsap counties; two branches in Poulsbo, and one each are in Bainbridge Island, Port Angeles, Port Hadlock, Port Townsend, Sequim and Silverdale. Acquired in the merger with Interbancorp, Inc. (InterBank) which was consummated in February 2001, were three branches located in King County in the cities of Duvall, Kirkland and Totem Lake.

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

In February 2001, the Bank acquired, through merger, Inter Bank, with two operating offices and one office approved but not yet opened, which has subsequently been opened for business. Additionally, Inter Bank had a real estate origination office. These offices provide a full range of consumer and commercial banking services.

Employees

At December 31, 2002, the Bank had 558 full time equivalent employees. The Bank considers its relations with employees to be good.

Competition

All phases of the Bank's activities are highly competitive. Management believes that the principal competitive factors affecting the Corporation's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 2002, the Corporation had total assets of $1.944 billion and deposits of $1.561 billion.


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

Subsidiary Bank. FFC's subsidiary bank, Frontier Bank, is a Washington state-chartered commercial bank. Effective October 7, 2002, Frontier Bank became a member bank of the Federal Reserve System. As a Federal Reserve system member, Frontier Bank is subject to supervision and examination by applicable federal and state bank agencies, primarily the Federal Reserve, but also the Federal Deposit Insurance Corporation ("FDIC") and the Division of Banks of the Department of Financial Institutions for the State of Washington (the "Division").

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

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as FFC now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.

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

FFC's subsidiary bank, Frontier Bank, is a Washington state-charted commercial bank that is a member bank of the Federal Reserve System. All members banks of the Federal Reserve are required to purchase Federal Reserve stock, and to comply with the safety and soundness regulations. As a Federal Reserve System member, Frontier Bank is subject to supervision and examination by applicable federal and state banking agencies, primarily the Federal Reserve, but also the FDIC and the Division. The Bank is also subject to regulation and examination by the FDIC which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareowners of such institutions or their holding companies.

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

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 15 to 20 percent of unimpaired capital and surplus. As of December 31, 2002 the Bank was in compliance with applicable loans-to-one borrower requirements.

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

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized", (2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized", and (5) "critically undercapitalized." To qualify as "well capitalized" an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2002, the Bank was well capitalized and maintained a leverage ratio of 9.01 percent, a risk-based Tier 1 capital ratio of 9.58 percent, and a risk-based total capital ratio of 10.83 percent.

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

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for issuance under the Corporation's plans:


                                                                                      Number of securities
                               Number of securities                                   remaining available for
                               to be issued upon          Weighted-average             future issuance under
                               exercise of outstanding    exercise price of         equity compensation plans
                               options, warrants and      outstanding options,       (excluding securities
                               rights                     warrants and rights       reflected in first column)
                               -------------------------  -------------------       ---------------------------

Equity compensation
plans approved by
security holders               425,075                        $22.07                         623,485 (A)

Equity compensation
plans not approved
by security holders                -0-                          N/A                           70,552 (B)
                               --------                                                     ------------

           Total               425,075                                                       694,037
                               =======                                                       =======

(A) Consists of FFC Incentive Stock Option Plan.
(B) Consists of FFC 1999 Employee Stock Award Plan and 2001 Stock Award Plan.


FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation. For further details, please see page 26 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company ("WBC"). Subsequent to the initial investment the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 9.9% ownership in WBC. Approval was received, and the Corporation has since purchased a total ownership of 9.0%, as of March 14, 2003. The FRB approval for further purchases of WBC stock by FFC terminated in December, 1999. FFC does not anticipate further investment in WBC stock at this time. If FFC were to seek to increase its ownership in WBC, FRB regulatory approval would again need to be obtained.

Share Repurchase Program

On September 11, 1999, the FFC Board of Directors adopted a Share Repurchase Program, authorizing the Corporation to repurchase up to five percent (5%) of the outstanding shares of its common stock. In March 2000, the Board of Directors of FFC cancelled its Stock Repurchase Program. On January 23, 2001, the Corporation approved a new program. On October 17, 2001 the Board authorized an additional 5%. On October 17, 2002 the Board of Directors authorized to repurchase an additional 5% of outstanding common stock. Since beginning the programs, the Corporation has repurchased 1,402,400, 473,500, and 346,800 shares in 2001, 2002 and year-to-date 2003, respectively. There are 606,050 shares remaining under the current plan.

Availability of Filings

You may access, free of charge, copies of the following reports of FFC on the SEC's website at www.sec.gov:

        1) Annual Reports on Form 10-K; and
        2) Quarterly Reports on Form 10-Q.

These documents are posted on the SEC's website, generally within twenty-four hours after FFC files these documents electronically with the Securities and Exchange Commission. As these reports are currently available from the SEC's website, FFC does not currently post its reports on its website, but is willing to provide electronic or paper copies of its filings (subject to actual copying costs) upon reasonable request.

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





                                                                                                    Annual
   I.  Distribution of Assets, Liabilities                          Form 10-K                       Report
       and Shareowners' Equity; Interest                               Page                          Page
       Rates and Interest Differential:

      A.  Consolidated Average Balance
            Sheets/Interest Income and
            Expense/Rates                                                                             41
      B.  Changes in Net Interest Income
            and Expense due to Rate and
            Volume                                                                                    42

 II.  Investment Portfolio
      A.  Analysis of Investment Securities
            at Year-end                                                 15                         11 & 12
      B.  Maturity Distribution of Investment
           Securities                                                   15                            12

III. Loan Portfolio

      A.  Types of Loans                                                16                         12 & 13
      B.   Loan Maturities and Sensitivity to
             Changes in Interest Rates                                  16                       13, 35 - 37
      C.  Risk Elements                                                 17
      D. Concentrations of Credit                                       23

IV. Summary of Loan Loss Experience
      A. Analysis                                                      21-23
      B. Allocation of Allowance for Possible Loan Losses               22

 V.  Deposits

       Average Interest and Noninterest
       Bearing Deposit Balances                                                                       41

VI.  Return on Equity and Assets

        Significant Financial Ratios                                    25

VII. Short-term Borrowings                                              25





Analysis of Investment Securities
-----------------------------------------

The aggregate amortized recorded values of investment securities at December 31 are as follows:

                                                  2002          2001              2000
(In thousands)                                Amortized     Amortized         Amortized
                                                   Cost          Cost              Cost
                                          ------------- ------------- -----------------
U.S. Treasuries                                   $251          $251              $251
U.S. Agencies                                    1,665         1,653            78,562
Municipal Bonds                                 21,169        23,487            26,084
Corporate Bonds                                 85,838        30,140            24,045
Equities                                        19,889        17,263            16,165
Certificates of Deposit                          8,000         8,000                 0
                                          ------------- ------------- -----------------
                            Totals            $136,812       $80,794          $145,107
                                          ============= ============= =================



Maturity Distribution of Investment Securities
-----------------------------------------

The following table sets forth the maturities of investment securities at December 31, 2002. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.



(In thousands)                             After 1 Yr     After 5 Yrs                     Totals &
(Amortized cost used)          Within      But Within     But Within        After         Weighted
                               1 Year/      5 Years/       10 Years/      10 Years/        Average
                                Yield         Yield          Yield          Yield           Yield
                            ------------- ------------- --------------- -------------    -----------
U.S. Treasury                         $0            $0              $0          $251           $251
                                    0.00%         0.00%           0.00%         7.16%          7.16%

U.S. Agencies                        500         1,051             114             0          1,665
                                    6.05%         3.45%           5.88%         0.00%          4.40%

Municipal Bonds                    1,225        17,975           1,901            68         21,169
                                    7.80%         8.10%           8.31%         7.77%          8.10%

Corporate Bonds                   28,189        54,660               0         2,989         85,838
                                    5.96%         5.66%           0.00%        10.46%          5.93%

Equities                          19,889             0               0             0         19,889
                                    5.54%         0.00%           0.00%         0.00%          5.54%

CD's                               8,000             0               0             0          8,000
                                    1.66%         0.00%           0.00%         0.00%          1.66%
                            ------------- ------------- --------------- -------------    -----------
         TOTALS                  $57,803       $73,686          $2,015        $3,308       $136,812
                            ============= ============= =============== =============    ===========
                                    5.26%         6.22%           8.17%        10.17%          5.94%
                            ============= ============= =============== =============    ===========





Types of Loans
--------------------------

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                   2002         2001         2000             1999         1998
                          ------------ ------------ ------------ ---------------- ------------

Commercial                   $272,440     $316,947     $283,287         $240,058     $231,666
Real Estate Commercial        758,826      659,982      585,283          507,006      427,322
Real Estate Construction      443,461      412,501      335,667          277,126      190,477
Real Estate Mortgage          136,740      137,768      126,657          124,901      120,207
Installment                    47,217       47,833       47,221           38,200       37,982
                          ------------ ------------ ------------ ---------------- ------------
           TOTAL           $1,658,684   $1,575,031   $1,378,115       $1,187,291   $1,007,654
                          ============ ============ ============ ================ ============




Loan Maturities and Sensitivity to Changes in Interest Rates
------------------------------------------------------------

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 2002. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.



                                                      Maturity
                          -----------------------------------------------------
(In thousands)               Within          1 - 5        After
                             1 Year          Years       5 Years       Total
                          -----------------------------------------------------
Commercial                   $146,545       $107,031      $18,864     $272,440
Real Estate Commercial         97,536        459,335      201,955      758,826
Real Estate Construction      333,800        109,435          226      443,461
Real Estate Mortgage           39,750         84,368       12,622      136,740
Installment                    11,679         19,866       15,672       47,217
                          -----------------------------------------------------
             TOTAL           $629,310       $780,035     $249,339   $1,658,684
                          ============ ============== ============ ============




Loans maturing after one year with:
                                             1 - 5       After
                                             Years     5 Years
                                        ------------------------
           Fixed Rates                     $632,116    $164,284
           Variable Rates                   147,919      85,055
                                        ------------ -----------
               TOTAL                       $780,035    $249,339
                                        ============ ===========


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

On the following table the dollar amount of loans past due 90 days or more whether accruing or not, past due, restructured loans and other real estate owned as a percentage of total loans and other real estate owned (OREO) was 1.14%, .78%, and .31%, for year-end 2002, 2001 and 2000, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower's financial situation improves. The year-end 2000 balance of $4.0 million was comprised of 30 loans. The year-end 2001 balance of $11.5 million was comprised of 60 loans. One loan accounts for $2.5 million of the year-end nonaccrual balances and including this a total of $4.9 million (26 loans) was comprised of loans acquired from the Bank's most recent merger.

At year-end 2002, this amount consists of 32 loans ranging in size from $3.1 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety percent of these loans are secured by real estate and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the amount of such loans.

Loans past due 90 days or more and still accruing, nonaccruing, past due, and OREO on which the accrual of interest has been discontinued as of December 31st are as follows:




                            ----------------------------------------------------------------
                                   2002        2001        2000        1999            1998
                            ----------------------------------------------------------------
Commercial                         $909        $823        $106        $380            $142
Agriculture                           -         409         386           -               -
Real Estate                      10,972      10,086       3,439       1,355           1,170
Installment                         554         133          95          78              38
                            ----------------------------------------------------------------
Total non-accruing loans         12,435      11,451       4,026       1,813           1,350
Other real estate owned           6,532         769         256         870           1,605
                            ----------------------------------------------------------------
Total non-performing loans      $18,967     $12,220      $4,282      $2,683          $2,955
                            ================================================================


Restructured                      6,178       6,200           -           -               -
                            ----------------------------------------------------------------
Total loans at end of period $1,658,684  $1,575,031  $1,378,115  $1,187,291      $1,007,654
                            ================================================================
Total assets at end of
 period                      $1,943,727  $1,806,740  $1,690,818  $1,425,411      $1,334,540
                            ================================================================
Total non-performing loans
  to total loans                   1.14%       0.78%       0.31%       0.23%           0.29%
Total non-performing loans                                                                .
  to total assets                  0.98%       0.68%       0.25%       0.19%           0.22%
Total impaired assets to
  total assets                     1.29%       1.02%       0.25%       0.19%           0.22%




There are certain amounts of interest collected on the loans that is included in income, and amounts that have not been accrued which are indicated in the table below:



(In thousands)
At December 31,                    2002        2001        2000        1999        1998
----------------------------------------------------------------------------------------

Total interest income which
would have been recorded
during the period under
original terms of loans
 above                           $1,400        $958        $407        $100         $42

Portion of interest
income included in
net income for the
period                             $774      $1,600        $284        $161         $41

Commitments for additional
funds related to loans
above                               -0-         -0-         -0-         -0-         -0-




Other Real Estate Owned

OREO is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

OREO totals ended the year with a balance of $6.5 million representing .34% of total assets. This is down from the third quarter of .37% as of September 30, 2002 but up from the previous year ending total of .04%. While management believes the amount of OREO is relatively modest, the increase over previous year-end balance is an indication of challenges presented by uncertain economic conditions. The increase, however, does reflect the transition of troubled loans through an orderly collection process. As of December 31, 2002 OREO assets consisted of nine properties. Six of these properties are residential lot developments. The remaining three properties include a completed commercial retail structure, a 3-unit condo project, and a 4.5 acre undeveloped commercial land site. All of the described properties are being activity marketed. Two of these properties are under agreements to sell and are expected to close within the first quarter of 2003.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.



(In thousands)                     2002        2001        2000         1999       1998
                           -------------------------------------------------------------

Other Real Estate Owned          $6,532        $769        $256         $870     $1,605


Summary of Loan Loss Experience

The allowance for loan losses is the amount, which, in the opinion of management, provides adequate protection in the event of loan losses. This analysis is performed quarterly and reviewed by senior management to determine the adequacy of the reserve. The analysis takes into consideration current economic trends both on a national and local level. It includes careful consideration of delinquency rates and trends for special loan categories including commercial, personal and real estate related loans by geographic location.

The following table provides an analysis of net losses by loan type for the last five years at December 31:




(In thousands)                     2002        2001        2000         1999       1998
                           -------------------------------------------------------------

Balance at beginning of  year   $26,358     $21,907     $21,007      $19,288    $17,040

Provision charged to
operating expense                 6,300      13,600       1,007        2,266      2,230

  Loans charged-off:

     Commercial                  (2,564)    (10,044)       (156)        (797)      (460)
     Real Estate                 (2,008)       (383)       (461)         (55)    (1,209)
     Installment                   (537)       (266)       (316)         (71)       (97)
                           -------------------------------------------------------------
  Total charged-off loans        (5,109)    (10,693)       (933)        (923)    (1,766)

  Less recoveries:
     Commercial                     482         240          54          243        653
     Real Estate                     71         625         598          105      1,110
     Installment                     73          27         174           28         21
                           -------------------------------------------------------------
  Total recoveries                  626         892         826          376      1,784

Net charge-offs                  (4,483)     (9,801)       (107)        (547)        18
Reserve acquired in merger            -         652           -            -          -

Balance at end of year          $28,175     $26,358     $21,907      $21,007    $19,288
                           =============================================================

Total loans at
end of period                $1,658,684  $1,575,031  $1,378,115   $1,187,291 $1,007,654

Daily average loans          $1,601,037  $1,524,181  $1,327,699   $1,095,626   $927,821

Ratio of net charged-off
loans during period to
average loans outstanding          0.28%       0.64%       0.01%        0.05%      0.00%
                           =============================================================




The provision for loan losses decreased $7.3 million in 2002, or 53.7%; increased $12.6 million in 2001, or 1,250.5%, and decreased $1.3 million, or 55.6% in 2000.

While the provision was down in 2002 it was historically higher than in years prior to 2001. This is due to a weaker Northwest economy, which caused net charge-offs to reach $4.5 million for the year. With a reserve ratio of 1.70% to total loans at year-end, the reserve exceeded that of 1.67% at year-end 2001. Due to one loan, which surfaced in the fourth quarter of 2001, the provision increased to $13.6 million from $1.0 million in 2000.

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




(In thousands, except percents)
                         Loan              Loan              Loan              Loan              Loan
                  2002 Category     2001 Category     2000 Category     1999 Category     1998 Category
              Reserve  Percent  Reserve  Percent  Reserve  Percent  Reserve  Percent  Reserve  Percent
             ------------------------------------------------------------------------------------------
Commercial     $15,561    16.4%  $14,608    20.1%  $11,611    20.6%  $11,134    20.2%  $10,223    23.0%
Real Estate     12,010    80.8%   11,070    76.8%    9,858    76.0%    9,453    76.6%    8,680    73.2%
Installment        604     2.8%      680     3.1%      438     3.4%      420     3.2%      385     3.8%
             ------------------------------------------------------------------------------------------
     TOTAL     $28,175   100.0%  $26,358   100.0%  $21,907   100.0%  $21,007   100.0%  $19,288   100.0%
             ==========================================================================================





Historical net charge-offs are not necessarily accurate indicators of future losses since net charge-offs vary from period to period due to economic conditions and other factors that cannot be accurately predicted. Thus, an evaluation based on historical loss experience within individual loan categories is only one of many factors considered by management in evaluating the adequacy of the overall allocation.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to change the allowance based upon their judgment at the time of their examination. It is the Bank's policy to be in compliance with all accounting and regulatory standards related to loan loss reserves and all accounting policies promulgated by GAAP.

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

Setting the level of loan loss reserve includes consideration of subjective factors in addition to historical loss rates. Actual historical results indicate that Frontier may have an excess of the necessary reserves required. Our analysis and calculations take into consideration the inherent risks of a loan portfolio such as loan types, current and expected economic conditions, industry data for loan losses within different business cycles, growth of the loan portfolio, as well as other factors, and management believes that the reserve is adequate based upon those inherent risks. Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period.

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

Effects of Changing Interest Rates

The year 2002 saw three decreases in the Prime rate, down to 4.50%. At year-end, approximately 43% of the loan portfolio represented variable rate loans, however, 30% of these loans had not yet reached their floor. This helped lessen the negative impact of declining yield on the portfolio, which dropped to 8.24% from 9.09% the previous year. However, due to the effect of lower rates on the deposit side of the balance sheet, the cost of deposits declined to 3.03% from 4.68% a year earlier. This enabled the Corporation to increase the net interest margin to 5.38% from 4.90% and year earlier.

Concentrations of Credit

The Bank concentrates its lending activities in the following principal areas: installment, commercial, real estate commercial, real estate construction, and residential. As of December 31, 2002, these categories accounted for approximately 2.8%, 18.3%, 44.9%, 26.0% and 8.0% respectively. This mix was relatively unchanged compared to previous years.

The most significant portion of the loan portfolio consists of commercial real estate. The portfolio consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While the Bank has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. Our lending activities have avoided those real estate sectors that have been most impacted by the economic slump. As an example, loans to hotel/motel operations comprise less than 2.6% of the loan portfolio, and Class A properties are an insignificant portion. Management closely monitors the effects of current and expected market conditions and other factors that may influence the repayment of these loans.

The chart below indicates the amount of those loans, and as a percent of total loans for the period:



(In Thousands)
At December 31,                      2002        2001        2000        1999        1998
                            --------------------------------------------------------------

    Real Esate Commercial        $758,826    $659,982    $585,283    $507,006    $427,332
                            ==============================================================

Total Loans at end of period   $1,658,684  $1,575,031  $1,378,115  $1,187,291  $1,007,654
                            ==============================================================

Real estate commercial
loans as a percent
of total loans                       45.7%       41.9%       42.5%       42.7%       42.4%
                            ==============================================================



Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate increased in 2002 million to $19.0 million, from $12.2 million in 2001. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. The current level represents a 56% increase by dollar amount from the previous year. This increase reflects the slowing economy of the Northwest and it is difficult to predict when economic activity will return to its normal pattern.

Trends in Volume and Terms of Loans

Average loans for the year 2002 was $1.601 billion, representing an increase of $76.9 million, or 5% over the average balance for 2001. Average loans for 2001 totaled $1.524 billion representing an increase of $196.5 million, or 14.8% increase over 2000 average loans outstanding. Loans did show favorable increases throughout 2002 with most of the activity occurring during the third quarter. However growth did not reach levels achieved during previous years. Management believes the decreased rate of growth is a reflection of continuing economic constraints impacting the viability of the region.

Conclusion of Qualitative Factors

The allowance for loan losses is the amount, which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics. Based upon actual historical loan loss rates the loan loss reserve may appear to be somewhat larger than might be necessary, however our analysis includes subjective factors that cause us to believe the reserve is adequate, but not unduly conservative.

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2002, 2001, and 2000 please refer to page 41 of 2002 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2002 are shown below:




(In thousands)

3 months or less                                     $77,230
Over 3 months through 6 months                        32,075
6 months through 12 months                            57,726
Over 12 months                                        60,533
                                                   ----------
                      TOTAL                         $227,564
                                                   ==========


Significant Financial Ratios
-------------------------------------

Ratios for the years ended December 31, are as follows:

                                          2002          2001          2000
                                     ----------    ----------    ----------
Return on Average Assets                  1.94%         1.35%         2.03%
Return on Average
 Equity                                  18.36%        11.63%        17.60%
Dividend payout ratio                    32.45%        44.91%        33.10%
Average Equity to Average Assets         10.57%        11.59%        11.52%




Short-Term Borrowings                     Weighted            Weighted               Weighted
-------------------------------
(In thousands)                            Average             Average                Average
                                          Interest            Interest               Interest
At December 31,                     2002    Rate        2001    Rate           2000    Rate
                               ---------------------------------------------------------------

Year-end balance:                $11,809      1.20%   $7,696      3.26%     $10,088      5.86%

Highest month end
balance during
the
 period:                         $21,826             $23,765                $63,499




For information regarding average balances and yields, please refer to page 41 of 2002 Annual Report to Shareowners.

ITEM 2 - PROPERTIES

At December 31, 2002 the Bank had 38 offices, including the main office, all of which are located in the State of Washington. These offices are located in Arlington, Bainbridge Island, Bellingham, Bothell, Buckley, Duvall, Edmonds, Everett (4), Kent, Kirkland, Lake City, Lake Stevens, Lynnwood, Marysville, Puyallup, Mill Creek, Milton, Monroe, Mount Vernon, Orting, Port Angeles, Port Hadlock, Port Townsend, Poulsbo (2), Redmond, Sequim, Silverdale, Smokey Point, Snohomish, Stanwood, Sumner, Tacoma, Totem Lake and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Bellingham (lease expires May
2004), Edmonds (lease expires July 2004), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2006), Mill Creek (lease expires November 2010), Puyallup (building is owned, land lease expires 2009), Mount Vernon (building owned, lease expires March 2023), Kent (lease expires March
2003), Bainbridge Island (lease expires July 2012) Poulsbo (lease expires on October 2003 on one of the two branches there), Port Angeles (lease expires January 2019), Port Hadlock, (lease expires January 2017), Tacoma (lease expires September 2011), Totem Lake (lease expires June 2005) and Milton (Lease expires March 2005). FFP, Inc. also owns the building and land in South Everett and Sumner where Frontier Bank data processing and operations departments are located.

ITEM 3 - LEGAL PROCEEDINGS

                There are no material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

                No matters were submitted to security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

(a) Frontier Financial Corporation's common stock is traded on the Nasdaq stock market under the symbol FTBK. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:




                                  High                  Low
   1st quarter 2001             $ 25.34               $21.94
   2nd quarter 2001               28.00                22.06
   3rd quarter 2001               29.00                26.50
   4th quarter 2001               28.00                25.11

   1st quarter 2002               27.00                25.20
   2nd quarter 2002               30.05                26.33
   3rd quarter 2002               30.35                24.67
   4th quarter 2002               27.05                25.00


(b) Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 28, 2003 there were 18,633,659 shares outstanding.

(c) The table below indicates the cash dividends paid on its common stock over the last two years:

  Dividend Declared            Record Date             Payment Date
  -----------------            -----------             ------------
            $.125              January 8, 2001         January 22, 2001
             .13               April 16, 2001          April 30, 2001
             .135              July 9, 2001            July 23, 2001
             .14               October 15, 2001        October 29, 2001

            $.145              January 7, 2002         January 12, 2002
             .15               April 15, 2002          April 29, 2002
             .155              July 8, 2002            July 22, 2002
             .16               October 7, 2002         October 21, 2002


ITEM 6 - SELECTED FINANCIAL DATA
(in Thousands)

                                                                       %Change
                  2002       2001       2000       1999      1998     2002-2001
AT YEAR END     --------   --------   --------   --------  --------  -----------

Total Assets   $1,943,727 $1,806,740 $1,690,818 $1,425,411 $1,334,540   7.6%
Net Loans       1,630,509  1,548,673  1,356,208  1,166,284    988,366   5.3%
Deposits        1,560,876  1,498,370  1,374,627  1,123,716  1,092,643   4.2%
Investment
 Securities       140,037     81,770    143,651    155,034    179,371  71.3%
Shareholders'
 equity           198,863    183,530    191,777    168,260    148,206   8.4%

FOR THE YEAR

Interest income $ 138,859  $ 149,055  $ 142,921  $ 118,465  $ 108,414  -6.8%
Interest
 expense           45,581     65,456     62,728     45,452     43,355 -30.4%
Securities
 gains (losses)     (480)        -          -          -          112    nm
Provision for
 loan losses        6,300     13,600      1,007      2,266      2,230 -53.7%
Net Income         36,014     24,499     32,116     28,299     24,275  47.0%
Basic Earnings
 per share          $1.88      $1.22      $1.63      $1.43      $1.24  54.1%
Fully Diluted
 Earnings Per
 Share              $1.87      $1.21      $1.62      $1.42      $1.22  54.5%
Return on Average
 Assets              1.94%      1.35%      2.03%      2.06%      1.98%
 Equity             18.36%     11.63%     17.60%     17.76%     17.83%
Avg. equity/
 avg. assets        10.57%     11.59%     11.52%     11.59%     11.11%
Efficiency ratio       40%        43%        44%        44%        46%


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Please see 2002 Annual Report to Shareowners, page 27 through 42.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please see 2002 Annual Report to Shareowners, page 35-38.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS
                                                                                                                   Annual
                                                                                             Form                  Report to
                                                                                             10-K                Shareowners
                                                                                             Page                    Page
Report of Management                                                                                                    1

Independent Auditor's Report                                                                                            2

Consolidated Balance Sheet at
December 31, 2002 and 2001                                                                                              3

Consolidated Statement of Income for the years
Ended December 31, 2002, 2001 and 2000                                                                                  4

Consolidated Statement of Shareowners' Equity                                                                           5

Consolidated Statement of Cash Flows for the
Years ended December 31, 2002, 2001 and 2000                                                                            6

Condensed Balance Sheet (Parent Only) at
December 31, 2002 and 2001                                                                                             24

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 2002, 2001 and 2000                                                                           24

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 2002, 2001 and 2000                                                                       25

Notes to Consolidated Financial Statements                                                                           7 - 26




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
                  CORPORATION

                  Please see pages 2-10 of 2003 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

                  Please see pages 7 & 8 of 2003 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED SHAREOWNER MATTERS

                  Please see page 5-6 of 2003 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   Please see page 12 of 2003 Proxy Statement; and, Note 13, page 21 of 2002 Annual Report to Shareowners; and, Page 29 of this Form 10-K report.

ITEM 14 - CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Office, Secretary/Treasurer and several other members of the registrant's senior management with the 90-day period preceding the filing date of this annual report. The Registrant's Chief Executive Officer and Secretary/Treasurer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Secretary/Treasurer) in a timely manner, and (ii)recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

          Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in FFC's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with generally accepted accounting principles.

          Limitations on the Effectiveness of Controls. FFC's management does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within FFC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of the report:

             1. Financial Statements.

                Financial statements required by Item 8 of this report are incorporated by reference, from the 2002 Annual Report to Shareowners.

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

               (11) Statement Regarding Computation of Earnings Per Share.

               (13) Annual Report to Shareowners for the year ended December 31,
                    2002, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 11, 2003.

               (21) Subsidiaries of Registrant is incorporated by reference to
                    Part I, page 1 through 9 of this report.

             (23.1) Consent of Moss Adams LLP, independent auditors.

             (99.1) Certification of Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes- Oxley Act of 2002

             (99.2) Certification of Secretary/Treasurer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

                    On February 27, 2002, a press release on Form 8-K was filed announcing that first quarter 2002 earnings per share are expected to increase approximately 25% over the first quarter of 2001.

                    On October 8, 2002, a press release on Form 8-K was filed announcing that Frontier Bank, a wholly owned subsidiary of the Corporation, was approved for membership in the Federal Reserve System

                    On October 18, 2002, a press release on Form 8-K was filed announcing that the Board of Directors of the Corporation adopted a stock repurchase program to purchase an additional 5% of the outstanding common stock of the Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRONTIER FINANCIAL CORPORATION
March 19, 2003                         /s/ Robert J. Dickson
---------------------------            -----------------------------------------
Date                                   Robert J. Dickson
                                       President & Chief Executive Officer

March 19, 2003                         /s/ James F. Felicetty
---------------------------            -----------------------------------------
Date                                   James F. Felicetty
                                       Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 19, 2003                         /s/George Barber
---------------------------            -----------------------------------------
                                       George E. Barber, Director

March 19, 2003                         /s/ Michael Clementz
---------------------------            -----------------------------------------
                                       Michael Clementz, Director

March 19, 2003                         /s/Michael Corliss
---------------------------            -----------------------------------------
                                        Michael J. Corliss, Director

March 19, 2003                         /s/ Lucy DeYoung
---------------------------            -----------------------------------------
                                       Lucy DeYoung, Director

March 19, 2003                         /s/ Robert J. Dickson
---------------------------            -----------------------------------------
                                       Robert J. Dickson, Director

March 19, 2003                         /s/ David A. Dujardin
---------------------------            -----------------------------------------
                                       David A. Dujardin, Director

March 19, 2003                         /s/ Edward D. Hansen
---------------------------            -----------------------------------------
                                       Edward D. Hansen, Secretary of the Board

March 19, 2003                         /s/ William H. Lucas
---------------------------            -----------------------------------------
                                       William H. Lucas, Chairman of the Board

March 19, 2003                         /s/ James H. Mulligan
---------------------------            -----------------------------------------
                                       James H. Mulligan, Director

March 19, 2003                         /s/ J. Donald Regan
---------------------------            ----------------------------------------
                                       J. Donald Regan, Director

March 19, 2003                         /s/ Roger L. Rice
---------------------------            ----------------------------------------
                                       Roger L. Rice, Director

March 19, 2003                         /s/ William J. Robinson________________
---------------------------            -----------------------
                                       William J. Robinson, Director

March 19, 2003                         /s/ Edward C. Rubatino
---------------------------            -----------------------------------------
                                       Edward C. Rubatino, Director

March 19, 2003                         /s/ Darrell J. Storkson
---------------------------            -----------------------------------------
                                       Darrell J. Storkson, Director

                                                                     EXHIBIT 11




                         FRONTIER FINANCIAL CORPORATION
               COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

(in thousands)                               2002         2001         2000
                                       ---------------------------------------

Net Income                                  $36,014      $24,499      $32,116
                                       =======================================

   Computation of average shares
     outstanding:

      Shares outstanding at
      beginning of year                      19,185       19,768       17,545

      Average shares issued pursuant
      to merger                                   -          629        2,252

      Shares issued or repurchased
      during the year times average
      time outstanding during
      the year                                  (78)        (297)         (62)
                                       ---------------------------------------
      Basic average shares outstanding       19,107       20,100       19,735
                                       ---------------------------------------
      Average number of dilutive shares
      assumed to be outstanding                 107          165           94
                                       ---------------------------------------

      Average dilutive shares
      outstanding                            19,214       20,265       19,829
                                       =======================================

      Basic earnings per share                $1.88        $1.22        $1.63
                                       =======================================
      Diluted earnings per share              $1.87        $1.21        $1.62
                                       =======================================



                                                                    EXHIBIT 23.1



CONSENT OF INDEPENDENT AUDITOR

We consent to the inclusion in this Annual Report on Form 10-K of Frontier Financial Corporation for the year ended December 31, 2002 and to the incorporation by reference in Registration Statement Numbers 333-48805, 333-73217, 333-54362, 333-37242 and 333-50882 on Forms S-8 of our report dated
January 21, 2003.


/s/ Moss Adams LLP

Everett, Washington
March 19, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert J. Dickson, certify that:

1. I have reviewed this annual report on Form 10-K of Frontier Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 19, 2003                      /s/ Robert J. Dickson
                                          -------------------------------------
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, James F. Felicetty, certify that:

1. I have reviewed this annual report on Form 10-K of Frontier Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003                   /s/ James F. Felicetty
                                       ------------------------------------
                                       Secretary/Treasurer

                                                                   Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert J. Dickson, the Chief Executive Officer of Frontier Financial Corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-K of the Company for the year ended December 31, 2002 (the "Form 10-K"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 19, 2003                       /s/Robert J. Dickson
                                           -------------------------------------
                                           President and Chief Executive Officer

                                                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James F. Felicetty, the Secretary/Treasurer of Frontier Financial Corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-K of the Company for the year ended December 31, 2002 (the "Form 10-K"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 19, 2003                                 /s/ James F. Felicetty
                                                    ----------------------------
                                                    Secretary/Treasurer