Form 10-Q
period 2003-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2003-04-24
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    /x/                QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                  ____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at April 16, 2003
        --------                         -------------------------------------
Common Stock, no par value                           18,487,942

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I - Financial Information                                              Page
------------------------------
    Item 1. Financial Statements.

            Consolidated Balance Sheet - March 31, 2003
            and Year End 2002                                                 1

            Consolidated Statement of Income - Three months
            Ended March 31, 2003 and 2002.                                    2

            Consolidated Statement of Cash Flows - Three months
            Ended March 31, 2003 and 2002.                                  3-4

            Notes to the Consolidated Financial Statement                   5-7

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8-18

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                                      19

    Item 4. Controls and Procedures                                       19-20

PART II - Other Information
---------------------------

    Item 1. Legal Proceedings                                               21

    Item 4. Submission of Matters to a Vote by Security Holders             21

    Item 5. Other Information                                               21

    Item 6. Exhibits and Reports on Form 8-K                                21

            Signatures                                                      22

            Certifications                                               22-24

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                                                   (In thousands, except shares)


                                                                   March 31,          December 31,
ASSETS                                                               2003                 2002
                                                                ----------------     ---------------

Cash & due from banks                                                   $70,167             $88,647
Federal funds sold                                                       98,869              13,528
Securities:
    Available for sale-market value                                     106,605             109,429
    Held to maturity-amortized cost                                      30,552              30,608
                                                                ----------------     ---------------
                Total securities                                        137,157             140,037

  Loans, net of unearned income                                       1,654,635           1,658,684
  Less allowance for loan losses                                        (28,910)            (28,175)
                                                                ----------------     ---------------
                Net loans                                             1,625,725           1,630,509
Premises & equipment, net                                                26,531              26,697
Other real estate owned                                                   7,263               6,532
Goodwill                                                                  6,476               6,476
Other assets                                                             31,792              31,301
                                                                ----------------     ---------------
    TOTAL ASSETS                                                     $2,003,980          $1,943,727
                                                                ================     ===============

LIABILITIES

Deposits:
  Noninterest bearing                                                  $241,180            $237,972
  Interest bearing                                                    1,377,454           1,322,904
                                                                ----------------     ---------------
    Total deposits                                                    1,618,634           1,560,876
Federal funds purchased and
  securities sold under repurchase agreements                            12,549              11,809
Federal Home Loan Bank advances                                         160,116             160,121
Other liabilities                                                        14,819              12,058
                                                                ----------------     ---------------
    TOTAL LIABILITIES                                                 1,806,118           1,744,864
                                                                ----------------     ---------------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized;
 18,502,734                                                             117,475             116,925
   and 18,817,684 shares issued and outstanding in 2003 and 2002
Retained earnings                                                        77,645              79,841
Accumulated other comprehensive income (loss),
    net of tax effect                                                     2,742               2,097
                                                                ----------------     ---------------
    TOTAL SHAREOWNERS' EQUITY                                           197,862             198,863
                                                                ----------------     ---------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                            $2,003,980          $1,943,727
                                                                ================     ===============

   The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(In Thousands, Except for Per Share Amounts)             Three Months Ended
                                                  --------------------------------
                                                     March 31,         March 31,
                                                       2003              2002
                                                  --------------    --------------
INTEREST INCOME
   Interest and fees on loans                           $32,048           $32,386
   Interest on investments                                2,023             1,502
                                                  --------------    --------------
      Total interest income                              34,071            33,888
                                                  --------------    --------------
INTEREST EXPENSE
   Interest on deposits                                   8,273            10,148
   Interest on borrowed funds                             1,956             1,549
                                                  --------------    --------------
      Total interest expense                             10,229            11,697
                                                  --------------    --------------

Net interest income                                      23,842            22,191
                                                  --------------    --------------

PROVISION FOR LOAN LOSSES                                  (850)             (500)
                                                  --------------    --------------

NONINTEREST INCOME
   Gain/loss on securities                                   91                 -
   Service charges on deposit accounts                    1,064               898
   Other noninterest income                               1,899             1,693
                                                  --------------    --------------
      Total noninterest income                            3,054             2,591
                                                  --------------    --------------

NONINTEREST EXPENSE
   Salaries and employee benefits                         6,966             6,244
   Occupancy expense                                      1,616             1,574
   Other noninterest expense                              2,578             2,207
                                                  --------------    --------------
      Total noninterest expense                          11,160            10,025
                                                  --------------    --------------

INCOME BEFORE INCOME TAX                                 14,886            14,257

PROVISION FOR INCOME TAX                                 (5,225)           (4,984)
                                                  --------------    --------------

      NET INCOME                                         $9,661            $9,273
                                                  ==============    ==============

Weighted average number of
shares outstanding for the period                    18,688,364        19,199,935
Basic earnings per share                                  $0.52             $0.48
                                                  ==============    ==============
Weighted average number of diluted shares
   outstanding for period                            18,749,355        19,298,594
Diluted earnings per share                                $0.52             $0.48
                                                  ==============    ==============

   The accompanying notes are an integral part of these financial statements.


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                           (In thousands)

                                                                  March 31, 2003    March 31, 2002
                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income                                                               $9,661            $9,273
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                            973               882
   Provision for loan losses                                                850               500
   Deferred taxes                                                           155               (32)
   Increase/(decrease) in income taxes payable                            5,225             5,484
   Increase/(decrease) in interest receivable                              (184)             (542)
   Increase/(decrease) in interest payable                                 (341)           (1,814)
   (Gain)/Loss on sale of ORE                                                10
   Gain/(Loss) on sale of fixed assets                                       (1)                6
   Gain/(Loss) on sale of AFS Securities                                    (91)                -
   Proceeds from sale of mortgage loans                                  37,479            19,669
   Origination of mortgage held for sale                                (36,250)          (19,178)
   Dividend income from FHLB                                               (271)             (199)
   Increase/(decrease) in other operating activities                     (4,488)           (2,481)
                                                                   -------------   ---------------
Net cash provided by operating activities                                12,727            11,568
                                                                   -------------   ---------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------
Net cash flows from fed funds sold                                      (85,341)           17,130
Proceeds from the sale of AFS securities                                  2,116                 -
Proceeds from maturities of AFS & HTM securities                          8,720             9,631
Purchase of AFS securities                                               (9,226)          (51,972)
Net cash flows from loan activities                                       3,515            32,947
Purchases of premises and equipment                                        (277)             (373)
Proceeds from the sale of ORE                                               138                 6
Proceeds from sale of property and equipment                                  3                 -
Other investing activities                                                2,460             1,412
                                                                   -------------   ---------------
Net cash used by investing activities                                   (77,892)            8,781
                                                                   -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                                              71,543            37,653
Net change in certificates of deposit                                   (13,785)          (73,454)
Stock options exercised                                                     338               524
Purchase of common shares                                                (8,777)           (2,785)
Cash dividends paid                                                      (3,109)             (969)
Advances from FHLB                                                            -            10,000
Repayment of FHLB advances                                                   (5)               (4)
Net change in Federal Funds purchased and securities
   sold under repurchase agreements                                         740             5,246
Other financing activities                                                 (260)             (393)
                                                                   -------------   ---------------
Net cash provided by financing activities                                46,685           (24,182)
                                                                   -------------   ---------------

   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                         $(18,480)          $(3,833)

CASH AND DUE FROM BANKS AT BEGINNING
   OF YEAR                                                               88,647            64,062
                                                                   -------------   ---------------

CASH AND DUE FROM BANKS AT END
   OF PERIOD                                                            $70,167           $60,229
                                                                   =============   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------

Cash paid during the period for interest                                $10,569           $13,527
Cash paid during the period for income taxes                              5,100                 -
Real estate taken as settlement for loan obligations                        869                 -


   The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2002 Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for year-end December 31, 2003.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank.

At March 31, 2003, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation costs is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

 In Thousands
 ------------

                For the quarter ended March 31,
                -------------------------------

                Proforma disclosures             2003           2002
                                            ------------   ------------

                  Net income as reported         $9,661         $9,273

                  Additional compensation
                   for fair value of stock
                   options                            -              -

                                            ------------   ------------
                Proforma net income              $9,661         $9,273
                                            ============   ============

                Earnings per share
                  Basic
                    As reported                   $0.52          $0.48
                    Proforma                      $0.52          $0.48
                                            ============   ============

                Diluted
                    As reported                   $0.52          $0.48
                    Proforma                      $0.52          $0.48
                                            ============   ============

The Corporation did not issue any options in the March 31, 2003 and 2002 quarter.

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

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 2003:


                   AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
---------------------------------------------------------------------------------------

    (In thousands)
                                               Gross         Gross
                               Amortized     Unrealized    Unrealized     Aggregate
                                 Cost          Gains         Losses       Fair Value
                            -----------------------------------------------------------
 AFS SECURITIES
 --------------
    Equities                       $20,927        $2,292           $(8)        $23,211
    U.S. Treasuries                    251            67             -             318
    U.S. Agencies                    1,620            12             -           1,632
    Corporate securities            79,539         1,890           (29)         81,400
    Municipal securities                50             -            (6)             44
                            -----------------------------------------------------------
          Totals                   102,387         4,261           (43)        106,605
                            -----------------------------------------------------------

 HTM SECURITIES
 --------------
    Municipal securities            21,022           877             -          21,899
    Corporate Securities             1,530                           -           1,530
    Certificates of deposit          8,000             -             -           8,000
                            -----------------------------------------------------------
          Totals                    30,552           877             -          31,429
                            -----------------------------------------------------------

          Totals                  $132,939        $5,138          $(43)       $138,034
                            ===========================================================



                                          MATURITY SCHEDULE OF SECURITIES
                            -----------------------------------------------------------

                                 Available for Sale             Held to Maturity
                               Amortized        Fair       Amortized         Fair
               MATURITY          Cost          Value          Cost          Value
          -----------------------------------------------------------------------------
                0-1 Yr             $50,767       $53,286        $9,225          $9,245
               1-5 Yrs              48,729        50,320        17,878          18,564
               5-10 Yrs                 55            57         1,919           2,090
             Over 10 Yrs             2,836         2,942         1,530           1,530
                            -----------------------------------------------------------
                                  $102,387      $106,605       $30,552         $31,429
                            ===========================================================

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - (Continued)


                                         CHANGES IN AFS AND HTM SECURITIES
                                    --------------------------------------------

         For the Quarter Ended March 31, 2003
         -----------------------------------------

         AFS SECURITIES
         ---------------------------
         Proceeds From Sales                            $2,116
         Gross Realized Gains                              $91
         Gross Realized Losses                               -
         Gross Gains & Losses Included In Earnings
            Transfers To the Trading Category                -
         Net Change In Unrealized Holding Gains Or
            Losses Included In The Separate
            Components of Shareowners' Equity             $645


NOTE 3.  LOANS

         The following is an analysis of the loan portfolio by major type of loans:

                                    March 31, 2003             December 31, 2002
                                    --------------------------------------------
         Commercial                      $272,975                      $272,787
         Real Estate:
            Commercial                    747,905                       759,228
            Construction                  463,578                       450,236
            Residential                   132,499                       137,627
         Installment                       46,301                        47,192
                                    --------------             -----------------
                                        1,663,258                     1,667,070
         Unearned Fee Income               (8,623)                       (8,386)
                                    --------------             -----------------
            Total Loans                $1,654,635                    $1,658,684
                                    ==============             =================

NOTE 4. Please see Item 5, page 21 for dividend information.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation ("the
Corporation") for the first quarter of 2003 was $9.7 million versus $9.3 million for the first quarter of 2002, or up 4.2%. The main reasons for the record quarter was an increase in net interest income of $1.7 million; or 7.4%, coupled with an increase in other noninterest income of $.5 million, or 17.9%. The reasons for the increase will be discussed in this report. In the discussion below, comparison is with the first quarter of 2003 and 2002, unless otherwise stated.

Annualized return on average assets (ROA) was 1.98% in 2003, and 2.08% in 2002. Annualized return on average shareowners' equity (ROE) in 2003 was 19.48%, as compared to 19.47% in 2002. Diluted earnings per share were $.52 for 2003, and $.48 for 2002.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Frontier Financial Corporation headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 80% of the population of Washington State. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond. Over the past decade, state employment has become increasingly diversified, relying less on aerospace and timber.

BALANCE SHEET - March 31, 2003/December 31, 2002
------------------------------------------------

In the first quarter of 2003, investment securities decreased $2.9 million, or 2.1%. This decline represents the solicited sale back to issuer of one security and scheduled maturities. During the remainder of 2003, it is uncertain if investment securities will increase due to the current yield curve and event risk associated with corporate bonds.

Federal funds sold increased since year-end 2002 by $85.3 million, or 630.8% due to the softening of loan demand and the growth in deposits caused by one particular type of savings account.

Loans, net of unearned income, declined $4.0 million, or 0.2% to a balance of $1.65 billion at March 31, 2003 compared to $1.66 billion at December 31, 2002. This first quarter decrease is a reflection of continuing economic struggles impacted further by the uncertainties of political and military confrontations. Despite these uncertainties the Bank's loan portfolio grew 7.4% over the past twelve months from $1.54 billion at March 31, 2002.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

The Bank's loan mix has remained relatively unchanged in the principal areas of lending which include: installment, commercial, real estate commercial, real estate construction, and residential. At March 31, 2003, 16.5% of our loan portfolio was in commercial loans, 45.2% was in real estate commercial, 27.6% was in real estate construction, 8.0% was in residential, and 2.8% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $3.2 million, or 1.3% and interest bearing deposits increased $54.6 million, or 4.1%. NOW, Money Market, and sweep accounts declined $3.5 million, or 1.2%.; savings accounts increased $71.9 million, or 15.2% and Time Deposits, (cd's) declined $13.8 million, or 2.5%. The reason for the increase in savings accounts is growth in the Corporation's, "premium" savings account whose rate is higher than that of cd's or other transaction accounts.

BALANCE SHEET - March 31, 2003/March 31, 2002
---------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:

    (In Thousands)


At March 31,                                  2003          2002        $Change    % Change
--------------------------------------------------- ------------- -------------- -----------
Loans                                   $1,654,635    $1,541,220       $113,415         7.4%
Investments                                137,157       125,013         12,144         9.7%
Federal Funds Sold                          98,869        27,670         71,199       257.3%
                                      ------------- ------------- -------------- -----------
Total Earning Assets                    $1,890,661    $1,693,903       $196,758        11.6%
                                      ============= ============= ============== ===========
Total Assets                            $2,003,980    $1,793,815       $210,165        11.7%
                                      ============= ============= ============== ===========

Noninterest bearing deposits              $241,180      $227,639        $13,541         5.9%
Interest bearing deposits                1,377,454     1,234,476        142,978        11.6%
                                      ------------- ------------- -------------- -----------
Total deposits                          $1,618,634    $1,462,115       $156,519        10.7%
                                      ============= ============= ============== ===========
Federal Funds purchased and Securities
   Sold under Repurchase Agreements         12,549        11,307          1,242        11.0%
FHLB advances                              160,116       115,133         44,983        39.1%
Shareowners' equity                       $197,862      $190,581         $7,281         3.8%

Loans, investments, and fed funds sold are the components of earning assets. One of the challenges of management is to allocate liquidity from the liability side of the balance sheet to those earning assets which maximize yield in concert with degree of risk.

At quarter end 2003, loans were up $113.4 million, or 7.4% over the previous year. Loans produce the highest return of the earning assets, but contain some risk due to the uncertainties inherent in lending money. The increase in loans over the last year was due, for the most part, to continued emphasis on loan development.

Investments increased $12.1 million, or 9.7% for the period and fed funds sold increased $71.2 million, or 257.3%. Investments carry the second highest return of the earning assets over that of fed funds sold. While the Corporation would like to have increased loans and investments more than fed funds sold, investments are not as liquid as fed funds sold and carry with them rates which may not adequately compensate for the reduced liquidity, interest rate movements, and event risks which may occur during the life of the investment. Fed funds sold yields are similar to money market yields, but their liquidity allows for overnight relocation to other earning assets.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

Noninterest bearing deposits increased $13.5 million, or 5.9% to $241.2 million. Since the number of accounts grew at a 3.4% rate, the increase in dollars is representative of normal core growth. Interest bearing deposits increased $143.0 million, or 11.6%, with all of the increase attributable to premium savings accounts.

At March 31, 2003, NOW, Money Market and Sweep accounts made up 21% of total interest bearing deposits. At March 31, 2002 those deposits made up 24%. In 2003, savings deposits made up 40% of total interest bearing deposits versus 25% in 2002 and time deposits made up 39% in 2003 versus 51% in 2002.

Over the last year, NOW, Money Market and Sweep deposits decreased $1.6 million, or .5%; savings deposits increased $232.8 million, or 74.4%, and time deposits decreased $88.2 million or 14.1%. The reason for the significant change in the mix over the last year was due mainly to maturing certificates of deposit moving into competitively priced premium savings accounts.

FHLB borrowings increased $45.0 million or 39.1% over the year due to low, long-term rates available.

Capital has increased $7.3 million over the past year, or 3.8%. Due to previously approved capital management plans, over the past year, the Corporation repurchased $19.9 million in stock in the open market, representing 782,300 shares. Also during the same period, the Corporation paid $12.0 million in cash dividends. This was offset by the income of the Corporation for the same time period.

NET INTEREST INCOME
-------------------

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


In Thousands
------------
 At March 31,                                2003         2002      $Change   % Change
                                       -----------  -----------  -----------  ---------
Net income as reported                 $   34,071   $   33,888         $183        0.5%
Effect of tax exempt loans and
  municipal bonds                             250          279          (29)     -10.4%
                                       -----------  -----------  -----------  ---------
Tax equivalent (TE) net interest
 income                                    34,321       34,167          154        0.5%
Total interest expense                     10,229       11,697       (1,468)     -12.6%
                                       -----------  -----------  -----------  ---------
TE net interest income                 $   24,092   $   22,470   $    1,622        7.2%
                                       ===========  ===========  ===========  =========
Calculation of TE Net Interest
 Margin (annualized)
TE net interest income                 $  137,284   $  136,668         $616        0.5%
Total interest expense                     40,916       46,788       (5,872)     -12.6%
                                       -----------  -----------  -----------  ---------
                                       $   96,368   $   89,880   $    6,488        7.2%
                                       ===========  ===========  ===========  =========
Average Earning Assets                 $1,841,872   $1,684,061   $  157,811        9.4%
                                       -----------  -----------  -----------  ---------
TE NIM                                       5.23%        5.34%       -0.11%
                                       ===========  ===========  ===========

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Net Interest Income

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:


(In thousands)

For quarter ended March 31,                 2003            2002        $Change      % Change
---------------------------           ------------- --------------- -------------- -------------
Loans                                   $1,663,582      $1,552,984       $110,598           7.1%
Investments*                               136,913         100,056         36,857          36.8%
Federal funds sold                          41,377          31,021         10,356          33.4%
                                      ------------- --------------- -------------- -------------
Total earning assets                     1,841,872       1,684,061        157,811           9.4%
                                      ============= =============== ============== =============
Total assets                            $1,951,497      $1,783,118       $168,379           9.4%
                                      ============= =============== ============== =============

Noninterest bearing deposits              $238,617        $226,655        $11,962           5.3%
Interest bearing deposits                1,332,071       1,234,454         97,617           7.9%
                                      ------------- --------------- -------------- -------------
Total deposits                          $1,570,688      $1,461,109       $109,579           7.5%
                                      ============= =============== ============== =============
Federal funds purchased
   and repurchase agreements               $11,856         $11,161           $695           6.2%
FHLB advances                              160,118         110,134         49,984          45.4%
Shareowners' equity*                      $198,415        $190,509         $7,906           4.1%
                                      ============= =============== ============== =============

*Shown at amortized cost, or adjusted for unrealized gain/(loss).

In 2003, average total earning assets as a percent of average total assets were 94.4% and 94.4% in 2002. This ratio indicates how efficiently assets are being utilized. Average loans were 85.2% and 87.1% of average assets, respectively and investments were 7.0% and 5.6%, for the same periods. Average federal funds sold were 2.1% and 1.7% over the period. Average total loan-to-deposits ratio's were 105.9% and 106.3%. Not shown in the table are the components of interest bearing deposits. Average NOW and Money Market accounts decreased $4.1 million or 1.5%; savings accounts increased $218.1 million, or 75.7%, and time cd's decreased $116.4 million, or 17.5%. Average FHLB borrowings increased $50.0 million, or 45.4%. Tax equivalent net interest income increased $1.6 million, or 7.2%.

Earning Assets
--------------

Using a 365-day base, the TE yield on total earning assets decreased .67% in the first quarter of 2003 to 7.56% compared to 8.23% in 2002. This was due to a decrease in interest rates as the result of two Base (Prime) lending rate decreases over the period, in response to Federal Reserve Board action, and a refinancing of fixed rate loans to a lower rate. The cost of total interest bearing liabilities decreased from 3.50% in 2002 to 2.76% in 2003. The TE NIM decreased .11% from the first quarter of 2002 to the first quarter of 2003.

On a TE basis, net interest income was $24.1 million in 2003, versus $22.5 million in 2002, for an increase in net interest income of $1.6 million. This increase resulted of total interest income increasing $154 thousand, and total interest expense decreasing $1.5 million.

The increase of $157.8 million in the average balance of earning assets increased interest income by $2.9 million and a decrease in interest rates decreased interest income by $2.8 million, for a net decrease of $154 thousand.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Earning Assets (continued)

The annualized yield on total loans decreased from 8.49% in 2002 to 7.84% in 2003. Commercial loans decreased from 7.98% to 7.20%; real estate commercial loans decreased in yield from 8.57% to 7.82%; real estate construction loans decreased in yield from 8.42% to 8.02%; real estate residential loans decreased from 9.10% to 8.32%, and installment loans decreased from 9.60% to 8.73%.

The yield on investments decreased from 6.25% in 2002 to 6.08% in 2003 and the yield on federal funds sold decreased from 1.67% in 2002 to 1.17% in 2003.

Interest Bearing Liabilities
----------------------------

The increase in the average balance of interest bearing deposits of $97.6 million increased interest expense by $.2 million, and the rate paid on interest bearing deposits decreased interest expense by $2.1 million.

The increase in the average balance of other borrowings increased interest expense by $.7 million and the rates paid on these borrowings decreased interest expense by $.3 million.

The cost of NOW, Money Market and Sweep accounts decreased from 1.66% in 2002, to 1.26% in 2003. Savings account costs were 2.67% in 2002, and 2.24% in 2003. Time cd's decreased in cost from 4.33% in 2002 to 3.41% in 2003. Short-term borrowings decreased from 1.05% to .82%, and FHLB borrowings decreased from 5.60% in 2002 to 4.89% in 2003.

NONINTEREST INCOME AND EXPENSE - March 31, 2003/March 31, 2002
--------------------------------------------------------------

Total noninterest income increased $463 thousand in the first quarter of 2003, or 17.9% from a year ago. The securities gain in the first quarter represents a sale back to the issuer pursuant to a debt retirement offering. Service charges increased $166 thousand to $1.1 million, or 18.5%. The increase in service charges was due to increased NSF/OD fees of $159 thousand.

Other noninterest income increased $206 thousand or 12.2% in the current quarter. In 2003 there were operational recoveries of $18 thousand and a gain on the sale of assets and Other Real Estate Owned (OREO) of $10 thousand. The main reason for the increase in 2003 was increased servicing release fees of $256 thousand due to increased mortgage originations. In 2002, there were operational recoveries of $120 thousand and a gain on the sale of assets and ORE of $14 thousand

The market value of trust assets at quarter-end March 2003 was $237.3 million, as compared to $229.5 million in 2002, an increase of $7.8 million, or 3.4%. Trust department revenue for the first quarter of 2003 was $303 thousand, up $7 thousand, or 2.4%.

Total noninterest expenses increased $1.1 million or 11.3% for the period. Salaries and benefits increased $.7 million or 11.6%. There were 582 FTE employees at March 31, 2003. Salaries, only, were up $322 thousand; benefits were up $277 thousand, and deferred loan costs were down by $123 thousand. The increase in salaries of 4.9% represents merit raises for year. The increase in benefits was due to increased incentive pay of $93 thousand; increased contract personnel costs of $56 thousand and increased profit sharing contributions of $75 thousand.

Occupancy expense increased $42 thousand, or 2.7%. Depreciation expense was 37% of occupancy expense for 2003 and 2002. The remaining increase in 2003 of $42 thousand was increased office rental expense.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Earning Assets (continued)

Other noninterest expense increased $371 thousand, or 16.8%. This increase was due to increased collection expenses of $93 thousand; check printing costs of $46 thousand; postage cost of $42 thousand and $181 thousand which represents local taxes. Additionally, there were operational losses of $25 thousand in 2003 and $50 thousand in 2002.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less any non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the first quarter was 41% for 2003 and 40% for 2002. The Corporation's ratio places it among the performance leaders in the industry.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Asset Quality

ASSET QUALITY
-------------

The Corporation manages its credit risk through diversification of its loan portfolio and the application of prudent underwriting policies, procedures, and monitoring practices. Delinquent and problem loans, however, are a part of any lending enterprise. When a borrower fails to make payments, the Corporation implements procedures with an organized practical approach to collection of delinquent loans.

IMPAIRED ASSETS
---------------

Loans are considered impaired, based on current information and events, when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

The assessment of impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique characteristics has been identified as being impaired, the Corporation will measure the amount of the impairment. If the measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

Nonperforming loans and impaired assets are summarized as follows:

                                                                     (In thousands)
Period ended March 31,                                          2003                2002
----------------------                                   --------------       -------------
Nonaccruing loans:
   Commercial                                                     $717                $757
   Agriculture                                                       -                 730
   Real Estate                                                   7,934              15,056
   Installment and other                                           122                 161
                                                         --------------       -------------
           Total nonaccruing loans                              $8,773             $16,704

Other real estate owned                                          7,263                 769
                                                         --------------       -------------
           Total nonperforming assets                          $16,036             $17,473
                                                         ==============       =============
Restructured loans                                              $6,178              $6,178

Total loans at end of period                                $1,654,635          $1,541,220
Total assets at end of period                               $2,003,980          $1,793,815

Total nonperforming assets to total loans                         0.97%               1.13%
Total nonperforming assets to total assets                        0.80%               0.97%
Total impaired assets to total assets                             1.11%               1.32%

                                      -14-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Impaired Assets (continued)

For nonaccrual loans, it is the Corporation's practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be reliable.

The schedule on page 14 reflects nonaccrual loans decreased by $7.9 million to $8.8 million as of March 31, 2003. As of quarter end this balance included 24 loans ranging in size from $2.7 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety percent of these loans are real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

Other real estate owned (OREO) is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

OTHER REAL ESTATE OWNED
-----------------------

OREO ended the quarter with a portfolio of nine properties totaling $7.3 million representing .36% of total assets. The increase over last years OREO balance reflects the transition of troubled assets through an orderly collection process. Since December 31, 2002 activity has included the sale of two properties and the addition of two properties. Of the nine properties held, four properties totaling $1.4 million are scheduled to close over the next 90 days. Balances in the remaining five properties total $5.8 million and is concentrated in two properties identified as a 3-unit condo project and a completed retail structure. All properties are being actively managed for timely removal.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:


(In thousands)                               March 31, 2003             December 31, 2002
                                      ---------------------------- ---------------------------
                                         Amount       % of total       Amount      % of total
                                      -------------  ------------- -------------- ------------
Installment                                $46,326            2.7%       $47,217          2.8%
Commercial                                 272,645           16.5%       272,440         16.4%
Real estate commercial                     747,489           45.2%       758,826         45.8%
Real estate construction                   456,591           27.6%       443,461         26.7%
Real estate residential                    131,584            8.0%       136,740          8.3%
                                      -------------  ------------- -------------- ------------
       Total                            $1,654,635          100.0%    $1,658,684        100.0%
                                      =============  ============= ============== ============

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Credit Concentrations (continued)

As shown in the table on the previous page, we do emphasize commercial and commercial real estate related lending. The commercial real estate portfolio consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While the Bank has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. The Bank's lending activities have avoided those real estate sectors that have been most impacted by the economic slump. As an example loans to hotel/motel operations comprise less then 2.6% of the loan portfolio, and Class A properties are an insignificant portion. Management devotes considerable attention to the risks associated with the loan portfolio and continually monitors the effects of current, and expected market conditions and other factors that may influence the repayment of these loans.

At March 31, 2003 and 2002, the Bank had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS
--------------------------------------------------------

For the three months ending March 31, 2003, the reserve for possible loan losses increased to $28.9 million, or 1.75% of total loans, from $28.2 million, or 1.70% of total loans at year-end 2002. Year-to-date net loan losses were $116 thousand.

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

        Conclusion to Qualitative Factors (continued)

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2003 and 2002. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two quarters, the most prominent items are mortgage loans originated and sold. This function is dependent on the level of long-term interest rates and represents refinancing activity. These numbers also reflect the substantial increase that the Corporation had in servicing release fee income described earlier. That aside, cash flows from operating activities were substantially the same for both periods.

Cash flows from investing activities for the two periods were quite different. The year 2002 reflects the purchase of investment securities of $52.0 million and cash flow from maturing loans of $32.9 million. Whereas in 2003, only $9.2 million was invested in investment securities while fed funds sold absorbed funds substantially by $85.3 million. Also noted is a slight cash flow from maturing loans of $3.5 million. Total loans declined slightly in the 2003 period.

Cash flows from investment activities are also quite different from period to period. The core deposit increase in 2003 is almost double that of 2002, and certificates of deposits did not run off as fast in 2003 as 2002. Over the last few years there has been a significant change in financing sources switching from certificates of deposits to mainly premium savings accounts, which were discussed on page 10. With the current interest rate structure and loan demand, it is anticipated that this trend will continue.

Management has many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. The Corporation has a policy that liquidity of 12.5% of total assets be maintained as a minimum and has done so.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income under various rate shocks. As of December 31, 2002 the model predicted that net interest income would increase whether rates went up or down. This behavior is heavily influenced by loans going on and off floors. If rates declined by 1%, net interest income would increase by 1.4%. If rates increased by 1%, net interest income would increase by .8% and 2.4% if rates increased 2%. The actual change in earnings would be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL
-------

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2003 was $197.9 million. This amount compares to $198.9 million at December 31, 2002, an decrease of $1.1 million, or .5%. During the first quarter of 2003 the Corporation repurchased 346,800 shares of common stock in the open market for $8.8 million and also paid the first quarter dividend of $3.1 million. Please see page 10, paragraph 5, for dividends and stock repurchases since the end of the first quarter 2002.

Under regulatory capital rules, the minimum "leverage" ratio (primary capital ratio) of core capital that the most highly rated holding companies must maintain is 4 percent. At March 31, 2003, the Corporation's leverage ratio was 9.70%, compared to 9.85% at year-end 2002. In addition, regulatory capital requires a minimum of Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Corporation's Tier I and combined Tier II capital ratios were 10.16% and 11.41% at March 31, 2003, and 10.37% and 11.62% at December 31, 2002.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of the Corporation. There have been no material changes in the reported market risks faced by the Corporation since the end of the most recent fiscal year-end that have not been included in this discussion.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

(b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

     Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in FFC's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Item 4. Controls and Procedures

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

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to security holders in the current quarter.

Item 5.   Other Information

          (a) On December 18, 2002, the Board of Directors of the Corporation declared a $.165 per share first quarter 2003 cash dividend to shareowners of record as of January 6, 2003 and payable January 21, 2003.

          (b) On March 19, 2003, the Board of Directors of the Corporation declared a $.17 per share second quarter 2003 cash dividend to shareowners of record as of April 14, 2003 and payable April 28, 2003.

Item 6.   Exhibits and Reports on Form 8-K

          (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

               (11) Computation of basic and diluted earnings per share is attached as Exhibit 11.

          (b)  REPORTS ON FORM 8-K

               On January 17, 2003, Form 8-K was filed reporting that its wholly owned subsidiary, Frontier Bank, has announced the reorganization of senior management.

               On March 20, 2003, Form 8-K was filed announcing a second quarter cash dividend detailed above in Item 5(b).

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FRONTIER FINANCIAL CORPORATION

Date: April 16, 2003                     /s/ James F. Felicetty
      --------------                     ------------------------------------
                                                       James F. Felicetty
                                                       Secretary / Treasurer


                                  CERTIFICATION

     To my knowledge, this report on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this report fairly presents, in all material respects, the financial condition and the results of operation of Frontier Financial Corporation.

Date: April 16, 2003                  /s/ Michael J. Clementz
     ---------------                  -------------------------------------
                                               Michael J. Clementz
                                               President & CEO

Date: April 16, 2003                  /s/ James F. Felicetty
     ---------------                  -------------------------------------
                                               James F. Felicetty
                                               Secretary / Treasurer

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CERTIFICATION

                                  CERTIFICATION

     I, Michael J. Clementz, certify that:

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

April 16, 2003                 /s/ Michael J. Clementz
---------------                -----------------------------------------
    Date                                       Michael J. Clementz
                                               President & CEO

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CERTIFICATION

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

April 16, 2003                       /s/ James F. Felicetty
--------------                       --------------------------------------
     Date                                         James F. Felicetty
                                                  Secretary / Treasurer