Form 10-Q
period 2003-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2003-07-25
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   /x/                QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

             Class                               Outstanding at July 21, 2003
--------------------------------------        ----------------------------------
  Common Stock, no par value                              18,502,578

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I - Financial Information                                                                   Page
------------------------------
         Item 1.   Financial Statements

                   Consolidated Balance Sheet - June 30, 2003
         `         and Year End 2002                                                                1

                   Consolidated Statement of Income - Three and six months
                   Ended June 30, 2003 and 2002                                                     2

                   Consolidated Statement of Cash Flows - Six months
                   Ended June 30, 2003 and 2002                                                   3-4

                   Notes to the Consolidated Financial Statements                                 5-8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                 9-19

         Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk                                                                    20

         Item 4.   Controls and Procedures                                                      20-21

PART II - Other Information
---------------------------

         Item 1.   Legal Proceedings                                                               22

         Item 4.   Submission of Matters to a Vote by Security Holders                             22

         Item 5.   Other Information                                                               22

         Item 6.   Exhibits and Reports on Form 8-K                                             22-23

                    Signatures                                                                     24

                    Certifications                                                              25-29




FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands, except shares)


                                                                                             June 30,             December 31,
ASSETS                                                                                         2003                   2002
                                                                                         -----------------      -----------------

Cash & due from banks                                                                            $ 97,510               $ 88,647
Federal funds sold                                                                                113,934                 13,528
Securities:
      Available for sale-market value                                                             111,663                109,429
      Held to maturity-amortized cost                                                              29,326                 30,608
                                                                                         -----------------      -----------------
                    Total securities                                                              140,989                140,037

  Loans, net of unearned income                                                                 1,666,839              1,658,684
  Less allowance for loan losses                                                                  (28,966)               (28,175)
                                                                                         -----------------      -----------------
                    Net loans                                                                   1,637,873              1,630,509
Premises & equipment, net                                                                          26,285                 26,697
Other real estate owned                                                                             6,280                  6,532
Goodwill                                                                                            6,476                  6,476
Other assets                                                                                       31,125                 31,301
                                                                                         -----------------      -----------------
      TOTAL ASSETS                                                                             $2,060,472             $1,943,727
                                                                                         =================      =================

LIABILITIES
Deposits:
  Noninterest bearing                                                                           $ 250,142              $ 237,972
  Interest bearing                                                                              1,425,878              1,322,904
                                                                                         -----------------      -----------------
      Total deposits                                                                            1,676,020              1,560,876
Federal funds purchased and
  securities sold under repurchase agreements                                                      11,668                 11,809
Federal Home Loan Bank advances                                                                   155,112                160,121
Other liabilities                                                                                  11,969                 12,058
                                                                                         -----------------      -----------------
      TOTAL LIABILITIES                                                                         1,854,769              1,744,864
                                                                                         -----------------      -----------------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 18,500,618                             117,710                116,925
   and 18,817,684 shares issued and outstanding in 2003 and 2002
Retained earnings                                                                                  84,190                 79,841
Accumulated other comprehensive income,
      net of tax effect                                                                             3,803                  2,097
                                                                                         -----------------      -----------------
      TOTAL SHAREOWNERS' EQUITY                                                                   205,703                198,863
                                                                                         -----------------      -----------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                      $2,060,472            $ 1,943,727
                                                                                         =================      =================



   The accompanying notes are an integral part of these financial statements.


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
------------------------------------------------------------------------------------------------------------------

(In Thousands, Except for Per Share       Three Months Ended         Six Months Ended              Nine Months Ended
 Amounts)
                                       ------------------------- -------------------------     -------------------------


                                         June 30,     June 30,     June 30,     June 30,       September 30, September
                                                                                                                 30,
                                           2003         2002         2003         2002             2002         2001
                                        -----------  -----------  -----------  -----------      -----------  -----------
INTEREST INCOME
    Interest and fees on loans         $    32,027  $    31,692  $    64,075  $    64,078      $    97,455  $   104,062
    Interest on investments                  1,962        1,926        3,985        3,428            5,426        9,490
                                        -----------  -----------  -----------  -----------      -----------  -----------
         Total interest income              33,989       33,618       68,060       67,506          102,881      113,552
                                        -----------  -----------  -----------  -----------      -----------  -----------
INTEREST EXPENSE
    Interest on deposits                     7,822        9,636       16,095       19,784           29,455       46,911
    Interest on borrowed funds               1,971        1,640        3,927        3,189            5,113        4,801
                                        -----------  -----------  -----------  -----------      -----------  -----------
         Total interest expense              9,793       11,276       20,022       22,973           34,568       51,712
                                        -----------  -----------  -----------  -----------      -----------  -----------

Net interest income                         24,196       22,342       48,038       44,533           68,313       61,840
                                        -----------  -----------  -----------  -----------      -----------  -----------

PROVISION FOR LOAN LOSSES                     (900)      (1,100)      (1,750)      (1,600)          (3,100)        (600)
                                        -----------  -----------  -----------  -----------      -----------  -----------

NONINTEREST INCOME
    Gain on sale of securities                   -            -           91            -             (187)           -
    Service charges on deposit accounts      1,121        1,061        2,185        1,959            3,045        2,385
    Other noninterest income                 2,118        1,619        4,017        3,312            4,756        3,749
                                        -----------  -----------  -----------  -----------      -----------  -----------
         Total noninterest income            3,239        2,680        6,293        5,271            7,614        6,134
                                        -----------  -----------  -----------  -----------      -----------  -----------

NONINTEREST EXPENSE
    Salaries and employee benefits           6,808        6,005       13,774       12,249           18,492       17,389
    Occupancy expense                        1,569        1,522        3,185        3,096            4,624        4,625
    Other noninterest expense                2,879        2,643        5,457        4,850            7,387        7,925
                                        -----------  -----------  -----------  -----------      -----------  -----------
         Total noninterest expense          11,256       10,170       22,416       20,195           30,503       29,939
                                        -----------  -----------  -----------  -----------      -----------  -----------

INCOME BEFORE INCOME TAX                    15,279       13,752       30,165       28,009           42,324       37,435

PROVISION FOR INCOME TAX                    (5,131)      (4,686)     (10,356)      (9,670)         (14,377)     (12,843)
                                        -----------  -----------  -----------  -----------      -----------  -----------

         NET INCOME                    $    10,148  $     9,066  $    19,809  $    18,339      $    27,947  $    24,592
                                        ===========  ===========  ===========  ===========      ===========  ===========
Weighted average number of
shares outstanding for the period       18,493,353   19,203,850   18,590,320   19,201,900       19,197,166   20,309,675
Basic earnings per share               $      0.55  $      0.47  $      1.07  $      0.96      $      1.46  $      1.21
                                        ===========  ===========  ===========  ===========      ===========  ===========
Weighted average number of diluted
 shares
    outstanding for period              18,577,748   19,327,290   18,661,893   19,314,122       19,307,608   20,467,610
Diluted earnings per share             $      0.55  $      0.47  $      1.06  $      0.95      $      1.45  $      1.20
                                        ===========  ===========  ===========  ===========      ===========  ===========


   The accompanying notes are an integral part of these financial statements.


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------
                                                                             (In thousands)


                                                                    June 30, 2003      June 30, 2002
                                                                   ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
-------------------------------------------------------------------
Net Income                                                                $19,809             $18,339
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                            1,438               1,852
   Provision for loan losses                                                1,750               1,600
   Deferred taxes                                                                                  (9)
   Increase in income taxes payable                                         1,254               1,458
   Increase (decrease) in interest receivable                                 544                (467)
   Decrease in interest payable                                              (496)             (1,838)
   Gain on sale of OREO                                                        30                   -
   Gain on sale of securities                                                  91                   -
   Gain (loss) on sale of fixed assets                                        (15)                  9
   Proceeds from sale of mortgage loans                                    81,297              34,657
   Origination of mortgage held for sale                                  (80,902)            (33,178)
   Dividend income from FHLB                                                 (424)               (409)
   Decrease in other operating activities                                  (1,830)             (1,545)
                                                                   ---------------   -----------------
Net cash provided by operating activities                                  22,546              20,469
                                                                   ---------------   -----------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------------------------------------
Net cash flows from fed funds sold                                       (100,406)             28,800
Proceeds from the sale of AFS securities                                    2,350              11,144
Proceeds from maturities of AFS & HTM securities                           45,973             (67,585)
Purchase of AFS securities                                                (49,285)                  -
Net cash flows from loan activities                                        (9,509)            (13,300)
Purchases of premises and equipment                                          (464)               (721)
Proceeds from the sale of OREO                                                251                   -
Proceeds from sale of property and equipment                                   31                   -
Increase in other investing activities                                      2,551               1,201
                                                                   ---------------   -----------------
Net cash used by investing activities                                    (108,508)            (40,461)
                                                                   ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------
Net change in core deposits                                               137,726              82,777
Net change in certificates of deposit                                     (22,582)            (84,973)
Stock options exercised                                                       576                 747
Purchase of common shares                                                  (9,148)               (969)
Cash dividends paid                                                        (6,385)             (5,665)
Advances from FHLB                                                              -              25,000
Repayment of FHLB advances                                                 (5,009)                 (8)
Net change in Federal Funds purchased and securities
   sold under repurchase agreements                                          (141)              6,285
Increase (decrease) in other financing activities                            (212)              1,493
                                                                   ---------------   -----------------
Net cash provided by financing activities                                  94,825              24,687
                                                                   ---------------   -----------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                             $8,863              $4,695

CASH AND DUE FROM BANKS AT BEGINNING
   OF YEAR                                                                 88,647              64,062
                                                                   ---------------   -----------------

CASH AND DUE FROM BANKS AT END
   OF PERIOD                                                              $97,510             $68,757
                                                                   ===============   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid during the period for interest                                  $20,518             $24,830
Cash paid during the period for income taxes                                8,900               8,100
Real estate taken as settlement for loan obligations                          869               2,024


SUPPLEMENTAL INFORMATION ABOUT NON CASH INVESTING AND
FINANCING ACTIVITIES
-----------------------------------------------------

Other real estate acquired in settlement of loans in 2003 and 2002 were $869 thousand and $2.0 million, respectively.




   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation, ("FFC or Corporation") include the accounts of Frontier Financial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2002 Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ending June 30, 2003 are not necessarily indicative of the results that may be expected for year-end December 31, 2003.

The bank subsidiary of Frontier Financial Corporation is Frontier Bank, ("the Bank").

At June 30, 2003, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


      In Thousands
      ------------

           For the quarter ended June 30,
           -------------------------------

           Proforma disclosures                2003        2002
                                             ---------   ---------

             Net income as reported           $10,148      $9,273

             Additional compensation for
               fair value of stock options          -           -
                                             ---------   ---------

           Proforma net income                $10,148      $9,273
                                             =========   =========

           Earnings per share
             Basic
               As reported                      $0.55       $0.47
               Proforma                         $0.55       $0.47
                                             =========   =========

           Diluted
               As reported                      $0.55       $0.47
               Proforma                         $0.55       $0.47
                                             =========   =========

The Corporation did not issue any options in the June 30, 2003 and 2002 quarter. As of June 30, 2003 there were 391,153 outstanding under the plan.

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

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2003:


             AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
             ---------------------------------------------------------------------------------

             (In thousands)
                                                        Gross         Gross
                                       Amortized     Unrealized    Unrealized     Aggregate
                                         Cost           Gains        Losses      Fair Value
                                    ----------------------------------------------------------
         AFS SECURITIES
         ---------------------------
             Equities                      $20,787         $3,125         ($10)       $23,902
             U.S. Treasuries                   251             86            -            337
             U.S. Agencies                   8,022             72            -          8,094
             Corporate securities           76,703          2,603          (24)        79,282
             Municipal securities               50              -           (2)            48
                                    ----------------------------------------------------------
                    Totals                 105,813          5,886          (36)       111,663
                                    ----------------------------------------------------------

         HTM SECURITIES
         ---------------------------
             Municipal securities           19,796            821            -         20,617
             Corporate securities            1,530             31            -          1,561
             Certificates of deposit         8,000              -            -          8,000
                                    ----------------------------------------------------------
                    Totals                  29,326            852            -         30,178
                                    ----------------------------------------------------------

                    Totals                $135,139         $6,738         ($36)      $141,841
                                    ==========================================================





                                           MATURITY SCHEDULE OF SECURITIES
                                     -------------------------------------------
                                           Available for Sale            Held to Maturity
                                        Amortized        Fair        Amortized       Fair
                        MATURITY          Cost           Value         Cost          Value
                    ---------------- ----------------------------------------------------------
                         0-1 Yr             $44,663        $48,239       $9,045         $9,058
                        1-5 Yrs              52,070         54,145       16,832         17,423
                        5-10 Yrs              6,245          6,258        1,919          2,136
                      Over 10 Yrs             2,835          3,021        1,530          1,561
                                     ----------------------------------------------------------
                                           $105,813       $111,663      $29,326        $30,178
                                     ==========================================================
                                                                                               `

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                        CHANGES IN AFS AND HTM SECURITIES
                        ---------------------------------

         For the Quarter Ended June 30, 2003
         -----------------------------------

         AFS SECURITIES
         --------------
         Proceeds from sales                                   $0
         Gross realized gains                                   -
         Gross realized losses                                  -
         Gross gains & losses included in earnings
          transfers to the trading category                     -
         Net change in unrealized holding gains or
          losses included in the separate
          components of shareowners' equity                $1,061


NOTE 3.  LOANS

The following is an analysis of the loan portfolio by major type of loans:


In Thousands
-------------
                                     June 30, 2003       December 31, 2002
                                    ---------------      ------------------
         Commercial                       $275,276              $272,787
         Real Estate:
             Commercial                    760,127               759,228
             Construction                  462,854               450,236
             Residential                   136,309               137,627
         Installment                        40,971                47,192
                                    ---------------         -------------
                                         1,675,537             1,667,070
         Unearned Fee Income                (8,698)               (8,386)
                                    ---------------         -------------
             Total Loans                $1,666,839            $1,658,684
                                    ===============         =============


NOTE 4. Please see Item 5, page 22 for dividend information.

NOTE 5.   IMPACT OF NEW ACCOUNTING ISSUES

During the second quarter of 2003 the Financial Accounting Standard Board ("FASB") issued the following new accounting pronouncements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - (Continued)

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation's statement of financial position or results of operations.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's statement of financial position or results of operations.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation, ("the Corporation") for the second quarter of 2003 was $10.1 million versus $9.1 million for the second quarter of 2002, or up 11.9%. The main reasons for the record quarter was an increase in net interest income of $1.9 million, or 8.3%; an increase in other noninterest income of $.6 million, or 20.9%; and 749,542 fewer average diluted shares in 2003 versus 2002. In the discussion below, comparison is with the second quarter of 2003 and 2002, unless otherwise stated.

Annualized return on average assets (ROA) was 2.03% in 2003, and 2.01% in 2002. Annualized return on average shareowners' equity (ROE) in 2003 was 20.18%, as compared to 18.57% in 2002. Diluted earnings per share were $.55 for 2003, and $.47 for 2002.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Frontier Financial Corporation, headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 80% of the population of Washington State. The Boeing airplane manufacturing plant for 747's and 777's is located in the city of Everett. Microsoft, the world's largest software company, is located in Redmond, Washington, 25 miles from Everett. The Bank also has a branch office in Redmond. Over the past decade, state employment has become increasingly diversified, relying less on aerospace and timber.

BALANCE SHEET - June 30, 2003/December 31, 2002
-----------------------------------------------

In the second quarter of 2003, investment securities increased $1.0 million, or 0.7%. The small increase is due to the current unfavorable yield curve and during the remainder of 2003, it is uncertain if investment securities will increase due to this environment.

Federal funds sold increased since year-end 2002 by $100.4 million, or 742.2% due to the lack of net loan growth and increased deposits in premium savings accounts.

Loans, net of unearned income, increased $8.2 million, or 0.5% to a balance of $1.67 billion at June 30, 2003 compared to $1.66 billion at December 31, 2002. This increase was modest, however, in the second quarter new loan originations were $255 million and year-to-date were in excess of $440 million. Loan maturities and payoffs keep loan growth low for the quarter and year-to-date periods. In addition, the strong housing market in the Puget Sound region, due to the historically low interest rates, contributed to the high level of turnover in our construction and land development portfolio. Declining interest rates have also created an additional level of competition as commercial borrowers seek out alternative funding sources. Despite these competitive pressures the Bank's loan portfolio grew 5.3% over the past twelve months from $1.58 billion at June 30, 2002.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet - (Continued)
--------------------------------------------------------------------------------

The Bank's loan mix has remained relatively unchanged in the principal areas of lending which include: installment, commercial, real estate commercial, real estate construction, and residential. At June 30, 2003, 16.5% of our loan portfolio was in commercial loans, 45.6% was in real estate commercial, 27.3% was in real estate construction, 8.1% was in residential, and 2.5% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $12.2 million, or 5.1% and interest bearing deposits increased $103.0 million, or 7.8%. NOW, Money Market, and sweep accounts increased $10.3 million, or 3.5%; savings accounts increased $115.3 million, or 24.3%; and Time Deposits, (cd's) declined $22.6 million, or 4.1%. The reason for the increase in savings accounts is growth in the Corporation's "premium" savings account whose rate is higher than that of cd's or other transaction accounts.

BALANCE SHEET - June 30, 2003/June 30, 2002
-------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:


(In Thousands)


June 30,                                   2003           2002         $Change      % Change
----------------------------------------------------- ------------- -------------- -----------
Loans                                     $1,666,839    $1,583,626        $83,213         5.3%
Investments                                  140,989       140,827            162         0.1%
Federal Funds Sold                           113,934        16,000         97,934       612.1%
                                       -------------- ------------- -------------- -----------
Total Earning Assets                      $1,921,762    $1,740,453       $181,309        10.4%
                                       ============== ============= ============== ===========
Total Assets                              $2,060,472    $1,849,610       $210,862        11.4%
                                       ============== ============= ============== ===========

Noninterest bearing deposits                $250,142      $223,050        $27,092        12.1%
Interest bearing deposits                  1,425,878     1,273,124        152,754        12.0%
                                       -------------- ------------- -------------- -----------
Total deposits                            $1,676,020    $1,496,174       $179,846        12.0%
                                       ============== ============= ============== ===========
Federal Funds purchased and Securities
   Sold under Repurchase Agreements           11,668        13,906         (2,238)      -16.1%
FHLB advances                                155,112       130,129         24,983        19.2%
Shareowners' equity                         $205,703      $198,002         $7,701         3.9%

Loans, investments, and fed funds sold are the components of earning assets. One of the challenges of management is to allocate liquidity from the liability side of the balance sheet to those earning assets which maximize yield in concert with degree of risk.

At June 30, 2003, loans were up $83.2 million, or 5.3% over the previous year. The increase in loans over the last year was due, for the most part, to continued emphasis on loan development. Investments increased $.2 million, or ..1% for the period and fed funds sold increased $97.9 million, or 612.1%. The Corporation would like to have increased loans and investments more than federal funds sold, however we experienced high levels of payoffs and turnover in the loan portfolio and there were unattractive investment opportunities in the bond portfolio.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Noninterest bearing deposits increased $27.1 million, or 12.1% to $250.1 million. Since the number of accounts grew at a 3.5% rate, the increase in dollars is representative of normal core growth. Interest bearing deposits increased $152.8 million, or 12.0%, with all of the increase attributable to premium savings accounts.

At June 30, 2003, NOW, Money Market and Sweep accounts made up 22% of total interest bearing deposits. At June 30, 2002 those deposits made up 23%. In 2003, savings deposits made up 41% of total interest bearing deposits versus 29% in 2002 and time deposits made up 37% in 2003 versus 48% in 2002.

Over the last year, NOW, Money Market and Sweep deposits increased $14.9 million, or 5.1%; savings deposits increased $223.4 million, or 61.1%; and time deposits decreased $85.5 million or 13.9%. The reason for the significant change in the mix over the last year was due mainly to maturing certificates of deposit moving into competitively priced premium savings accounts.

FHLB borrowings increased $25.0 million or 19.2% over the year due to low, long-term rates available.

Capital has increased $7.7 million over the past year, or 3.9%. Due to previously approved capital management plans, over the past year, the Corporation repurchased $20.2 million in stock in the open market, representing 797,300 shares. Also during the same period, the Corporation paid $12.3 million in cash dividends. This was offset by the income of the Corporation for the same time period.

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

Determination of Tax Equivalent Amounts:
In Thousands
 At June 30,                                          2003             2002            $ Change        % Change
                                                  --------------   --------------    --------------   ------------
Net income as reported                               $ 33,989         $ 33,618           $ 371               1.1%
Effect of tax exempt loans and
  municipal bonds                                         241              275            (34)             -12.4%
                                                  --------------   --------------    --------------   ------------
Tax equivalent (TE) net interest income                34,230           33,893            337                1.0%
Total interest expense                                  9,793          11,276          (1,483)             -13.2%
                                                  --------------   --------------    --------------   ------------
TE net interest income                               $ 24,437         $ 22,617        $ 1,820                8.0%
                                                  ==============   ==============    ==============   ============
Calculation of TE Net Interest Margin (annualized)
TE net interest income                              $ 136,920        $ 135,572          $ 1,348              1.0%
Total interest expense                                (39,172)         (45,104)           5,932            -13.2%
                                                  --------------   --------------    --------------   ------------
                                                     $ 97,748         $ 90,468          $ 7,280              8.0%
                                                  ==============   ==============    ==============   ============
Average Earning Assets                            $ 1,891,481      $ 1,707,283        $ 184,198             10.8%
                                                  --------------   --------------    --------------   ------------
TE NIM                                                   5.17%            5.30%           -0.13%
                                                  ==============   ==============    ==============






--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Net Interest Income
--------------------------------------------------------------------------------

TE is a non-GAAP performance measurement used by management in operating the business, which management believes provides investors with a more accurate picture of the net interest margin for comparative purposes.


Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)

For quarter ended June 30,             2003           2002          $Change        % Change
----------------------------------------------------- ------------- -------------- -----------
Loans                                     $1,670,361    $1,556,775       $113,586         7.3%
Investments*                                 132,775       132,738             37         0.0%
Federal funds sold                            88,345        17,770         70,575       397.2%
                                       -------------- ------------- -------------- -----------
Total earning assets                       1,891,481     1,707,283        184,198        10.8%
                                       ============== ============= ============== ===========
Total assets                              $2,000,599    $1,806,909       $193,690        10.7%
                                       ============== ============= ============== ===========

Noninterest bearing deposits                $249,634      $231,986        $17,648         7.6%
Interest bearing deposits                  1,367,821     1,238,769        129,052        10.4%
                                       -------------- ------------- -------------- -----------
Total deposits                            $1,617,455    $1,470,755       $146,700        10.0%
                                       ============== ============= ============== ===========
Federal funds purchased
   and repurchase agreements                 $10,146       $11,986        $(1,840)      -15.4%
FHLB advances                                159,839       115,954         43,885        37.8%
Shareowners' equity*                        $201,152      $195,304         $5,848         3.0%
                                       ============== ============= ============== ===========


*Shown at amortized cost, or adjusted for unrealized gain (loss).



In the first six months of 2003, average total earning assets as a percent of average total assets were 94.5% and 94.5% in 2002. This ratio indicates how efficiently assets are being utilized. Average loans were 83.5% and 86.2% of average assets, respectively and investments were 6.6% and 7.3%, for the same periods. Average federal funds sold were 4.4% and 1.0% over the period. Average total loan-to-deposits ratio's were 103.3% and 105.8%. Not shown in the table are the components of interest bearing deposits. Average NOW, Sweep and Money Market accounts were 17.9% of total interest bearing liabilities ("IBL"); savings accounts were 36.6% of total IBL and time certificates were 34.5% of total IBL. Average borrowings were 9.2% of total IBL. Tax equivalent net interest income increased $1.8 million, or 8.0%.

Earning Assets
--------------

Using a 365-day base, the TE yield on total earning assets decreased .70% in the second quarter of 2003 to 7.26% compared to 7.96% in 2002. This was due to a decrease in interest rates as the result of two Base (Prime) lending rate decreases over the period in response to Federal Reserve Board action, and refinancing of fixed rate loans to a lower rate and maturing investments. The cost of total interest bearing liabilities decreased .76% from 3.31% in 2002 to 2.55% in 2003. The tax equivalent ("TE") net interest margin ("NIM") decreased ..13% from the second quarter of 2002 to the first quarter of 2003 as shown in table on page 11.

On a TE basis, net interest income was $24.4 million in 2003, versus $22.6 million in 2002, for an increase in net interest income of $1.8 million. This increase was the result of total interest income increasing $337 thousand, and total interest expense decreasing $1.5 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Earning Assets (continued)
--------------------------------------------------------------------------------

The increase of $184.2 million in the average balance of earning assets increased interest income by $2.6 million and a decrease in interest rates decreased interest income by $2.3 million, for a net increase of $337 thousand.

The annualized yield on total loans decreased from 8.19% in 2002 to 7.71% in 2003. Commercial loans decreased from 7.60% to 7.11%; real estate commercial loans decreased in yield from 8.41% to 7.60%; real estate construction loans increased in yield from 7.93% to 8.01% mainly due to turnover rate of these types of loans; real estate residential loans decreased from 8.96% to 8.02%, and installment loans increased from 9.22% to 9.39%.

The yield on investments decreased from 6.10% in 2002 to 5.60% in 2003 and the yield on federal funds sold decreased from 1.69% in 2002 to 1.15% in 2003.

Interest Bearing Liabilities
----------------------------

The increase in the average balance of interest bearing deposits of $129.1 million increased interest expense by $.6 million, and the rate paid on interest bearing deposits decreased interest expense by $2.4 million.

The increase in the average balance of other borrowings increased interest expense by $.6 million and the rates paid on these borrowings decreased interest expense by $.3 million.

The cost of NOW, Money Market and Sweep accounts decreased from 1.64% in 2002, to 1.08% in 2003. Savings account costs were 2.73% in 2002, and 1.97% in 2003. Time cd's decreased in cost from 3.99% in 2002 to 3.26% in 2003. Short-term borrowings decreased from 1.41% to .79%, and FHLB borrowings decreased from 5.53% in 2002 to 4.90% in 2003.

NONINTEREST INCOME AND EXPENSE - June 30, 2003/June 30, 2002
------------------------------------------------------------

Total noninterest income increased $559 thousand in the second quarter of 2003, or 20.9% from a year ago. Service charges increased $60 thousand to $1.1 million, or 5.7%. The increase in service charges was due to increased NSF/OD fees of $22 thousand and increased business service charges of $49 thousand.

Other noninterest income increased $499 thousand or 30.8% in the current quarter. The main component of the increase in 2003 was servicing release fees of $398 thousand due to increased mortgage originations. In 2003 there were operational recoveries of $14 thousand and a gain on the sale of assets and Other Real Estate Owned (OREO) of $30 thousand.

The market value of trust assets at quarter-end June 2003 was $247.0 million, as compared to $223.8 million in 2002, an increase of $23.2 million, or 10.4%. Trust department revenue for the second quarter of 2003 was $335 thousand, up $19 thousand, or 6.0%. Trust assets are not included in the Corporation's consolidated balance sheet.

Total noninterest expenses increased $1.1 million or 10.7% for the period. Salaries and benefits increased $.8 million or 13.4%. There were 593 FTE employees at June 30, 2003. Salaries, only, were up $377 thousand; benefits were up $426 thousand, and deferred loan costs were up by $29 thousand. The increase in salaries of 9.0% represents an increase in staff of 3.1%, and the remainder represents merit raises for the year. The increase in benefits was due to increased profit sharing contributions of $150 thousand; increased incentive and commissions of $149 and other increases attributable to normal operations.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Noninterest income and expenses (continued)
--------------------------------------------------------------------------------

Occupancy expense increased $47 thousand, or 3.1%. Depreciation expense was 37% of occupancy expense for 2003 and 2002. The remaining increase in 2003 of $57 thousand was increased maintenance agreement expense.

Other noninterest expense increased $236 thousand, or 8.9%. This increase was due to increased collection expenses of $118 thousand; Visa marketing fees of $53 thousand, and taxes of $30 thousand. Additionally, there were operational losses of $44 thousand in 2003, and loss on sale of bank assets and OREO of $15 thousand.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the second quarter was 40% for 2003 and 40% for 2002. The Corporation's ratio places it among the performance leaders in the industry.


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
--------------------------------------------------------------------------------

Nonperforming loans and impaired assets are summarized as follows:
(In thousands)

Period ended June 30,                            2003         2002
------------------------------------------    -----------  -----------
Nonaccruing loans:
   Commercial                                     $1,153         $938
   Agriculture                                         -          731
   Real Estate                                     3,854       16,026
   Installment and other                              28          236
                                              -----------  -----------
           Total nonaccruing loans                $5,035      $17,931

Other real estate owned                            6,280        2,663
                                              -----------  -----------
           Total nonperforming assets            $11,315      $20,594
                                              ===========  ===========
Restructured loans                                $6,178       $6,178

Total loans at end of period                  $1,666,839   $1,583,625
Total assets at end of period                 $2,060,472   $1,849,610

Total nonperforming assets to total loans           0.68%        1.30%
Total nonperforming assets to total assets          0.55%        1.11%
Total impaired assets to total assets               0.85%        1.45%

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

The table above reflects nonaccrual loans decreased by $12.9 million to $5.0 million as of June 30, 2003. As of quarter end this balance included 18 loans ranging in size from $1.4 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety percent of these loans are real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

Other real estate owned (OREO) is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Other Real Estate Owned
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED
-----------------------

OREO ended the quarter with a portfolio of six properties totaling $6.3 million representing .30% of total assets. The increase over last years OREO balance reflects the transition of troubled assets through an orderly collection process. Since December 31, 2002 activity has included the sale of six properties and the addition of three properties. Of the six properties held, one property totaling $3.6 million is expected to close over the next 90 days. Balances in the remaining five properties total $2.6 million and is concentrated in one property identified as a completed retail structure. All properties are being actively managed for timely removal.

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

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:



(In thousands)                                June 30, 2003             December 31, 2002
                                       --------------------------- ---------------------------
                                          Amount      % of total       Amount      % of total
                                       ------------- ------------- -------------- ------------
Installment                                 $41,058           2.5%       $47,217          2.8%
Commercial                                  274,870          16.5%       272,440         16.4%
Real estate commercial                      759,708          45.6%       758,826         45.8%
Real estate construction                    455,816          27.3%       443,461         26.7%
Real estate residential                     135,387           8.1%       136,740          8.3%
                                       ------------- ------------- -------------- ------------
       Total                             $1,666,839         100.0%    $1,658,684        100.0%
                                       ============= ============= ============== ============

As shown in the table above we do emphasize commercial and commercial real estate related lending. The commercial real estate portfolio consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While the Corporation has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. The Corporation's lending activities have avoided those real estate sectors that have been most impacted by the economic slump. As an example loans to hotel/motel operations comprise less then 2.9% of the loan portfolio, and Class A properties are an insignificant portion. Management devotes considerable attention to the risks associated with the loan portfolio and continually monitors the effects of current, and expected market conditions and other factors that may influence the repayment of these loans.

At June 30, 2003 and 2002, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Allowance for Possible Loan Losses
--------------------------------------------------------------------------------


ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS
--------------------------------------------------------

For the six months ending June 30, 2003, the reserve for possible loan losses increased to $29.0 million, or 1.74% of total loans, from $28.2 million, or 1.70% of total loans at year-end 2002. Year-to-date net loan losses were $959 thousand.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Liquidity and Interest Rate Risk
--------------------------------------------------------------------------------

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2003 and 2002. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two quarters, the most prominent items are mortgage loans originated and sold. This function is dependent on the level of long-term interest rates and represents refinancing activity, and, as indicated, the activity in this area was 2.3 times greater in 2003 than 2002. These numbers also reflect the substantial increase that the Corporation had in servicing release fee income described earlier.

Cash flows from investing activities for the two periods were quite different. In 2002, fed funds sold supplied liquidity to other earning assets, whereas in 2003, fed funds sold absorbed liquidity and grew to $113.9 million. While loan growth funding only totaled $9.5 million for 2003, over $443 million of new loans were made during the first six months. This growth in loans was offset by payoffs and maturities.

Cash flows from financing activities were quite similar for the two periods. Core deposit and FHLB advances funded asset growth in 2002, whereas core deposits, only, funded growth in 2003.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Interest Rate Risk (continued)
--------------------------------------------------------------------------------

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income under various rate shocks. As of March 31, 2003 the model predicted that net interest income would increase whether rates went up or down, however, at different magnitudes. This behavior is heavily influenced by loans going on and off floors. If rates declined by 1%, net interest income would increase by approximately 0.6%. If rates increased by 1%, net interest income would increase by 1.8% and 5.4% if rates increased 2%. The actual change in earnings would be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL
-------

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2003 was $205.7 million. This amount compares to $198.9 million at December 31, 2002, an increase of $6.8 million, or 3.4%. During the second quarter of 2003 the Corporation repurchased 15,000 shares of common stock in the open market for $362 thousand and also paid a second quarter dividend of $3.1 million. Please see page 11, paragraph 5, for dividends and stock repurchases since the end of the second quarter 2002.

The Corporation's regulatory capital ratios were as follows:

                    For Capital          Actual           Actual
                  Adequacy Purposes   June 30, 2003  December 31, 2002
                 ------------------- --------------- -----------------

Tier I Capital          4.0%             10.18%           10.37%

Tier II Capital         8.0%             11.43%           11.62%

Leverage Ratio         4.00%              9.80%            9.85%

It is the policy of the Corporation that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as "well capitalized".

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporations, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Registrant's disclosure controls and procedures (as defined in section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the registrant's senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures
--------------------------------------------------------------------------------

          Limitations on the Effectiveness of Controls. FFC's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within FFC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 4.    Submission of Matters to a Vote of Security Holders

          On April 16, 2003 the annual shareowner's meeting was held in Everett, Washington. The only matter voted upon was the election of a class of Directors to a term expiring in 2006. Those incumbent directors were elected by more than a majority of the shareowner's as follows:


                          Lucy        J. Donald      William J.      Edward C.
                         DeYoung         Regan        Robinson       Rubatino
                      -------------  -------------  -------------  -------------
(in thousands)
Votes for                   15,334         15,336         15,393         15,356
Votes against/withheld          76             74             17             55


          The terms of the following continued after the meeting: George E. Barber, Michael J. Clementz, David A. Dujardin, James H. Mulligan, Roger L. Rice D.D.S., Robert J. Dickson, Edward D. Hansen, William H. Lucas, Michael J. Corliss and Darrell J. Storkson.


Item 5.   Other Information

          (a) On June 18, 2003, the Board of Directors of the Corporation declared a $.175 per share third quarter 2003 cash dividend to shareowners of record as of July 7, 2003 and payable July 28, 2003.



Item 6.   Exhibits and Reports on Form 8-K

          (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

               (11) Computation  of basic  and  diluted  earnings  per  share is attached as Exhibit 11.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

          (b)  Reports on Form 8-K:

               On January 17, 2003, Form 8-K was filed reporting that its wholly owned subsidiary, Frontier Bank, has announced the reorganization of senior management.

               On March 20, 2003, Form 8-K was filed announcing a second quarter cash dividend detailed above in Item 5(b).

               On April 17, 2003, Form 8-K was filed announcing first quarter 2003 earnings.

               On April 18, 2003, Form 8-K was filed announcing executive realignment.

               On May 22, 2003, Form 8-K was filed announcing that Carol E. Wheeler has been named as Chief Financial Officer.

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


                                               FRONTIER FINANCIAL CORPORATION



Date:     July 24, 2003                        /s/ Carol E. Wheeler
     -------------------                       ----------------------
                                               Carol E. Wheeler
                                               Chief Financial Officer

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CERTIFICATION
--------------------------------------------------------------------------------

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


     July 24, 2003                                   /s/Michael J. Clementz
     -------------                                   -----------------------
         Date                                           Michael J. Clementz
                                                        President & CEO

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CERTIFICATION
--------------------------------------------------------------------------------

                                  CERTIFICATION

I, Carol E. Wheeler, certify that:

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

       July 24, 2003                               /s/ Carol E. Wheeler
     ----------------------                        ---------------------
         Date                                          Carol E. Wheeler
                                                       Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael J. Clementz, the Chief Executive Officer of Frontier Financial Corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-Q of the Company for the quarter ended June 30, 2003 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



 July 24, 2003                         /s/    Michael J. Clementz
--------------                         -----------------------------------
      Date                             President and Chief Executive Officer


A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Frontier Financial Corporation and will be retained by Frontier Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Carol E. Wheeler, the Chief Financial Officer of Frontier Financial Corporation (the "Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Form 10-Q of the Company for the quarter ended June 30, 2003 (the "Form 10-Q"), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


July 24, 2003                          /s/ Carol E. Wheeler
-------------                          ----------------------------------
       Date                            Chief Financial Officer


A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Frontier Financial Corporation and will be retained by Frontier Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.