Form 10-Q/A
period 2003-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2003-07-28
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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

                                 AMENDMENT NO. 1
                  TO THE QUARTERLY REPORT ON FORM 10-Q FILED BY
                 FRONTIER FINANCIAL CORPORATION ON JULY 25, 2003

     The following amends and replaces in its entirety the Quarterly Report on Form 10-Q filed by Frontier Financial Corporation on July 25, 2003 (the "Original Filing"), as permitted by rules and regulations of the Securities and Exchange Commission. The Original Filing is replaced by this amendment because the Original Filing was prematurely filed with the Securities and Exchange Commission because of an error of a third party printing service.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q




PART I - Financial Information                                                                   Page
------------------------------
         Item 1.   Financial Statements

                   Consolidated Balance Sheet - June 30, 2003
         `         and Year End 2002                                                                1

                   Consolidated Statement of Income - Three and six months
                   Ended June 30, 2003 and 2002                                                     2

                   Consolidated Statement of Cash Flows - Six months
                   Ended June 30, 2003 and 2002                                                   3-4

                   Notes to the Consolidated Financial Statements                                 5-8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                 9-19

         Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk                                                                    20

         Item 4.   Controls and Procedures                                                      20-21

PART II - Other Information
---------------------------

         Item 1.   Legal Proceedings                                                               22

         Item 4.   Submission of Matters to a Vote by Security Holders                             22

         Item 5.   Other Information                                                               22

         Item 6.   Exhibits and Reports on Form 8-K                                        22-23 & 27

                    Signatures                                                                     24

                    Certifications                                                       24-26, 28-29




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


FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------------------

(In Thousands, Except for Per Share       Three Months Ended         Six Months Ended
 Amounts)
                                       ------------------------- -------------------------


                                         June 30,     June 30,     June 30,     June 30,

                                           2003         2002         2003         2002
                                        -----------  -----------  -----------  -----------
INTEREST INCOME
    Interest and fees on loans         $    32,027  $    31,692  $    64,075  $    64,078
    Interest on investments                  1,962        1,926        3,985        3,428
                                        -----------  -----------  -----------  -----------
         Total interest income              33,989       33,618       68,060       67,506
                                        -----------  -----------  -----------  -----------
INTEREST EXPENSE
    Interest on deposits                     7,822        9,636       16,095       19,784
    Interest on borrowed funds               1,971        1,640        3,927        3,189
                                        -----------  -----------  -----------  -----------
         Total interest expense              9,793       11,276       20,022       22,973
                                        -----------  -----------  -----------  -----------

Net interest income                         24,196       22,342       48,038       44,533
                                        -----------  -----------  -----------  -----------

PROVISION FOR LOAN LOSSES                     (900)      (1,100)      (1,750)      (1,600)
                                        -----------  -----------  -----------  -----------

NONINTEREST INCOME
    Gain on sale of securities                   -            -           91            -
    Service charges on deposit accounts      1,121        1,061        2,185        1,959
    Other noninterest income                 2,118        1,619        4,017        3,312
                                        -----------  -----------  -----------  -----------
         Total noninterest income            3,239        2,680        6,293        5,271
                                        -----------  -----------  -----------  -----------

NONINTEREST EXPENSE
    Salaries and employee benefits           6,808        6,005       13,774       12,249
    Occupancy expense                        1,569        1,522        3,185        3,096
    Other noninterest expense                2,879        2,643        5,457        4,850
                                        -----------  -----------  -----------  -----------
         Total noninterest expense          11,256       10,170       22,416       20,195
                                        -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAX                    15,279       13,752       30,165       28,009

PROVISION FOR INCOME TAX                    (5,131)      (4,686)     (10,356)      (9,670)
                                        -----------  -----------  -----------  -----------

         NET INCOME                    $    10,148  $     9,066  $    19,809  $    18,339
                                        ===========  ===========  ===========  ===========
Weighted average number of
shares outstanding for the period       18,493,353   19,203,850   18,590,320   19,201,900
Basic earnings per share               $      0.55  $      0.47  $      1.07  $      0.96
                                        ===========  ===========  ===========  ===========
Weighted average number of diluted
 shares
    outstanding for period              18,577,748   19,327,290   18,661,893   19,314,122
Diluted earnings per share             $      0.55  $      0.47  $      1.06  $      0.95
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

The Corporation's regulatory capital ratios were as follows:

                    For Capital          Actual           Actual
                  Adequacy Purposes   June 30, 2003  December 31, 2002
                 ------------------- --------------- -----------------

Tier I Capital          4.0%             10.18%           10.37%

Tier I&II Capital       8.0%             11.43%           11.62%

Leverage Ratio         4.00%              9.80%            9.85%

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


                                               FRONTIER FINANCIAL CORPORATION



Date:     July 24, 2003                        /s/ Carol E. Wheeler
     -------------------                       ----------------------
                                               Carol E. Wheeler
                                               Chief Financial Officer

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CERTIFICATION
--------------------------------------------------------------------------------

                                  CERTIFICATION

I, Michael J. Clementz, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Frontier Financial Corporation;

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


     July 24, 2003                                   /s/Michael J. Clementz
     -------------                                   -----------------------
         Date                                           Michael J. Clementz
                                                        President & CEO

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CERTIFICATION
--------------------------------------------------------------------------------

                                  CERTIFICATION

I, Carol E. Wheeler, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Frontier Financial Corporation;

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

       July 24, 2003                               /s/ Carol E. Wheeler
     ----------------------                        ---------------------
         Date                                          Carol E. Wheeler
                                                       Chief Financial Officer

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES                EXHIBIT 11
--------------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------------

(In Thousands)                           For Six Months Ended June 30,

                                             2003            2002
                                         --------------  -------------
Net Income                                     $19,809        $18,339
                                         ==============  =============

Computation of average
  shares outstanding

         Shares outstanding at
         beginning of year                      18,818         19,185


         Shares purchased under stock
         repurchase program                       (260)           (31)

         Shares issued under stock
         compensation plans                         10             18

         Shares issued during the
         year times average time
         outstanding during the year                22             30
                                         --------------  -------------

Average basic shares outstanding                18,590         19,202
                                         --------------  -------------

Dilutive shares                                     72            112

                                         --------------  -------------
Average diluted shares outstanding              18,662         19,314
                                         --------------  -------------

Basic earnings per share                         $1.07          $0.96
                                         ==============  =============


Diluted earnings per share                       $1.06          $0.95
                                         ==============  =============

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