Form 10-Q
period 2003-09-30
FRONTIER FINANCIAL CORP /WA/
filed 2003-10-29
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   /x/           QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

             Class                              Outstanding at October 24, 2003
--------------------------------          --------------------------------------
  Common Stock, no par value                      18,520,131

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------




PART I - Financial Information                                              Page
------------------------------                                              ----

  Item 1.   Financial Statements

            Consolidated Balance Sheet -September 30, 2003
            and Year End 2002                                               1

            Consolidated Statement of Income - Three and nine months
            Ended September 30, 2003 and 2002                               2

            Consolidated Statement of Cash Flows - Nine months
            Ended September 30, 2003 and 2002                              3-4

            Notes to the Consolidated Financial Statements                 5-7

  Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  8-19

  Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk                                                    20

  Item 4.   Controls and Procedures                                       20-21

PART II - Other Information
---------------------------

  Item 1.   Legal Proceedings                                               22

  Item 4.   Submission of Matters to a Vote by Security Holders             22

  Item 5.   Other Information                                               22

  Item 6.   Exhibits and Reports on Form 8-K                                22

            Signatures                                                      23

            Certifications                                                25-28

            Restated Bylaws                                               29-35


---------------------------------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands, except shares)


                                                                                           September 30           December 31
ASSETS                                                                                         2003                   2002
                                                                                          ----------------      -----------------

Cash & due from banks                                                                       $      72,000         $       88,647
Federal funds sold                                                                                  3,049                 13,528
Securities:
      Available for sale-market value                                                             199,320                109,429
      Held to maturity-amortized cost                                                              22,212                 30,608
                                                                                          ----------------      -----------------
                    Total securities                                                              221,532                140,037

  Loans, net of unearned income                                                                 1,719,323              1,658,684
  Less allowance for loan losses                                                                  (28,678)               (28,175)
                                                                                          ----------------      -----------------
                    Net loans                                                                   1,690,645              1,630,509
Premises & equipment, net                                                                          26,859                 26,697
Other real estate owned                                                                             7,544                  6,532
Goodwill                                                                                            6,476                  6,476
Other assets                                                                                       31,801                 31,301
                                                                                          ----------------      -----------------
      TOTAL ASSETS                                                                          $   2,059,906         $    1,943,727
                                                                                          ================      =================

LIABILITIES
Deposits:
  Noninterest bearing                                                                       $     274,021         $      237,972
  Interest bearing                                                                              1,399,232              1,322,904
                                                                                          ----------------      -----------------
      Total deposits                                                                            1,673,253              1,560,876
Federal funds purchased and
  securities sold under repurchase agreements                                                      10,744                 11,809
Federal Home Loan Bank advances                                                                   150,108                160,121
Other liabilities                                                                                  12,678                 12,058
                                                                                          ----------------      -----------------
      TOTAL LIABILITIES                                                                         1,846,783              1,744,864
                                                                                          ----------------      -----------------

SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares authorized; 18,516,734                             118,030                116,925
   and 18,817,684 shares issued and outstanding in 2003 and 2002
Retained earnings                                                                                  91,333                 79,841
Accumulated other comprehensive income,
      net of tax effect                                                                             3,760                  2,097
                                                                                          ----------------      -----------------
      TOTAL SHAREOWNERS' EQUITY                                                                   213,123                198,863
                                                                                          ----------------      -----------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                                   $   2,059,906         $    1,943,727
                                                                                          ================      =================




    The accompanying notes are an integral part of these financial statements.


----------------------------------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
----------------------------------------------------------------------------------------------------------------------------------

(In Thousands, Except for Per Share Amounts)                   Three Months Ended                      Nine Months Ended
                                                       ------------------------------------   ------------------------------------
                                                         September 30       September 30        September 30       September 30
                                                             2003               2002                2003               2002
                                                       -----------------  -----------------   -----------------  -----------------
INTEREST INCOME
     Interest and fees on loans                          $       31,226     $       33,377      $       95,301     $       97,455
     Interest on investments                                      2,264              1,998               6,249              5,426
                                                       -----------------  -----------------   -----------------  -----------------
         Total interest income                                   33,490             35,375             101,550            102,881
                                                       -----------------  -----------------   -----------------  -----------------
INTEREST EXPENSE
     Interest on deposits                                         7,173              9,671              23,268             29,455
     Interest on borrowed funds                                   1,937              1,924               5,864              5,113
                                                       -----------------  -----------------   -----------------  -----------------
         Total interest expense                                   9,110             11,595              29,132             34,568
                                                       -----------------  -----------------   -----------------  -----------------

Net interest income                                              24,380             23,780              72,418             68,313
                                                       -----------------  -----------------   -----------------  -----------------

PROVISION FOR LOAN LOSSES                                          (850)            (1,500)             (2,600)            (3,100)
                                                       -----------------  -----------------   -----------------  -----------------

NONINTEREST INCOME
     Gain (loss) on sale of securities                               99               (187)                190               (187)
     Service charges on deposit accounts                          1,169              1,086               3,354              3,045
     Other noninterest income                                     2,172              1,444               6,189              4,756
                                                       -----------------  -----------------   -----------------  -----------------
         Total noninterest income                                 3,440              2,343               9,733              7,614
                                                       -----------------  -----------------   -----------------  -----------------

NONINTEREST EXPENSE
     Salaries and employee benefits                               7,142              6,243              20,916             18,492
     Occupancy expense                                            1,499              1,528               4,684              4,624
     Other noninterest expense                                    2,644              2,537               8,101              7,387
                                                       -----------------  -----------------   -----------------  -----------------
         Total noninterest expense                               11,285             10,308              33,701             30,503
                                                       -----------------  -----------------   -----------------  -----------------

INCOME BEFORE INCOME TAX                                         15,685             14,315              45,850             42,324

PROVISION FOR INCOME TAX                                         (5,208)            (4,707)            (15,564)           (14,377)
                                                       -----------------  -----------------   -----------------  -----------------

         NET INCOME                                      $       10,477     $        9,608      $       30,286     $       27,947
                                                       =================  =================   =================  =================
Weighted average number of
shares outstanding for the period                            18,505,346         19,187,846          18,561,698         19,197,166
Basic earnings per share                                 $         0.57     $         0.50      $         1.63     $         1.46
                                                       =================  =================   =================  =================
Weighted average number of diluted shares
     outstanding for period                                  18,619,111         19,294,901          18,648,682         19,307,608
Diluted earnings per share                               $         0.56     $         0.50      $         1.62     $         1.45
                                                       =================  =================   =================  =================




    The accompanying notes are an integral part of these financial statements.


----------------------------------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (In thousands)


                                                                                       Sept. 30, 2003          Sept. 30, 2002
                                                                                       --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income                                                                             $       30,286          $       27,947
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                                             2,817                   2,477
      Provision for loan losses                                                                 2,600                   3,100
      Deferred taxes                                                                                -                    (111)
      Increase in income taxes payable                                                          2,338                   2,340
      Increase (decrease) in interest receivable                                                  (49)                   (584)
      Decrease in interest payable                                                               (803)                 (2,135)
      Gain (loss) on sale of OREO                                                                  30                     (72)
      Gain on sale of securities                                                                  190                       -
      Gain (loss) on sale of fixed assets                                                         (12)                      9
      Proceeds from sale of mortgage loans                                                    202,594                  37,642
      Origination of mortgage loans held for sale                                            (197,980)                (38,132)
      Dividend income from FHLB                                                                  (609)                   (616)
      Decrease in other operating activities                                                   (3,552)                 (1,820)
                                                                                     -------------------     -------------------
Net cash provided by operating activities                                                      37,850                  30,045
                                                                                     -------------------     -------------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------
Net cash flows from fed funds sold                                                             10,479                 (24,595)
Proceeds from the sale of AFS securities                                                        4,381                   1,010
Proceeds from maturities of AFS & HTM securities                                               57,155                   5,193
Purchase of AFS securities                                                                   (143,102)                (62,543)
Net cash flows from loan activities                                                           (67,350)                (78,097)
Purchases of premises and equipment                                                            (1,582)                   (896)
Proceeds from the sale of OREO                                                                    251                   2,395
Proceeds from sale of property and equipment                                                       31                       -
Cash invested in ORE                                                                                -                     131
Increase in other investing activities                                                          2,551                   1,071
                                                                                     -------------------     -------------------
Net cash used by investing activities                                                        (137,186)               (156,331)
                                                                                     -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                                                                   168,444                 191,105
Net change in certificates of deposit                                                         (56,067)                (95,896)
Stock options exercised                                                                           896                     873
Purchase of common shares                                                                      (9,148)                 (5,680)
Cash dividends paid                                                                            (9,490)                 (8,643)
Advances from FHLB                                                                                  -                  50,000
Repayment of FHLB advances                                                                    (10,013)                    (12)
Net change in Federal Funds purchased and securities
      sold under repurchase agreements                                                         (1,065)                  2,640
Increase (decrease) in other financing activities                                                (868)                    548
                                                                                     -------------------     -------------------
Net cash provided by financing activities                                                      82,689                 134,935
                                                                                     -------------------     -------------------


   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)


----------------------------------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                         $      (16,647)         $        8,649

CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                                                                  88,647                  64,062
                                                                                     -------------------     -------------------

CASH AND DUE FROM BANKS AT END
      OF PERIOD                                                                        $       72,000          $       72,711
                                                                                     ===================     ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

Cash paid during the period for interest                                               $       29,935          $       36,728
Cash paid during the period for income taxes                                                   14,337                  12,750
Real estate taken as settlement for loan obligations                                            2,055                   8,879

SUPPLEMENTAL INFORMATION ABOUT NON CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation, ("FFC or Corporation") include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the "Bank") and FFP, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2002 Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ending September 30, 2003 are not necessarily indicative of the results that may be expected for year-end December 31, 2003.

At September 30, 2003, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     (In Thousands, except per share amounts)
     ---------------------------------------

          For the quarter ended September 30,
          -----------------------------------

          Proforma disclosures                      2003             2002
                                                    ----             ----

            Net income as reported                $ 10,477          $ 9,608

            Additional compensation for
              fair value of stock options               -              -
                                                 ---------        ---------
          Proforma net income                     $ 10,477          $ 9,608
                                                 =========        =========

          Earnings per share
            Basic
              As reported                           $ 0.57           $ 0.50
              Proforma                              $ 0.57           $ 0.50
                                                 =========        =========

          Diluted
              As reported                           $ 0.56           $ 0.50
              Proforma                              $ 0.56           $ 0.50
                                                 =========        =========




The Corporation did not issue any options in the quarters ending September 30, 2003 and 2002. As of September 30, 2003 there were outstanding options to purchase 371,071 shares under the plan, representing 2.3% of total shares outstanding.

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

Securities that are classified as AFS, are carried at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold at any time.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 2003:


       AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
       ------------------------------------------------------
       (In thousands)
                                                             Gross             Gross
                                        Amortized          Unrealized        Unrealized        Aggregate
                                           Cost              Gains             Losses          Fair Value
                                    --------------------------------------------------------------------------
   AFS SECURITIES
       Equities                              $  27,081            $ 3,427           $ (344)         $  30,164
       U.S. Treasuries                             251                 66                -                317
       U.S. Agencies                            82,378                352              (37)            82,693
       Corporate securities                     83,780              2,426             (101)            86,105
       Municipal securities                         45                  -               (4)                41
                                    --------------------------------------------------------------------------
               Totals                          193,535              6,271             (486)           199,320
                                    --------------------------------------------------------------------------

   HTM SECURITIES
       Municipal securities                     20,682                621              (33)            21,270
       Corporate securities                      1,530                  -              (42)             1,488
                                    --------------------------------------------------------------------------
               Totals                           22,212                621              (75)            22,758
                                    --------------------------------------------------------------------------

               Totals                        $ 215,747            $ 6,892           $ (561)         $ 222,078
                                    ==========================================================================


                                               MATURITY SCHEDULE OF SECURITIES
                                               -------------------------------
                                             Available for Sale                    Held to Maturity
                                        Amortized             Fair           Amortized            Fair
                     MATURITY              Cost              Value              Cost             Value
                     --------
                                    --------------------------------------------------------------------------
                      0-1 Yr                   $58,310            $62,004             $895               $900
                     1-5 Yrs                    90,071             91,835           17,897             18,300
                     5-10 Yrs                   42,325             42,424            1,890              2,070
                   Over 10 Yrs                   2,829              3,057            1,530              1,488
                                    --------------------------------------------------------------------------
                                              $193,535           $199,320          $22,212            $22,758
                                    ==========================================================================


--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - (Continued)

                  CHANGES IN AFS AND HTM SECURITIES
                  ---------------------------------

       For the Quarter Ended September 30, 2003
       ----------------------------------------

       AFS SECURITIES
       --------------
       Proceeds from sales                                             $2,031
       Gross realized gains                                               $99
       Gross realized losses                                               $0
       Gross gains & losses included in earnings
           transfers to the trading category                               $0
       Net change in unrealized holding gains or
           losses included in the separate
           components of shareowners' equity                             ($42)



NOTE 3.  LOANS

     The following is an analysis of the loan portfolio by major type of loans:

(In Thousands)
--------------
                               September 30, 2003              December 31, 2002
                               ------------------              -----------------
     Commercial                         $ 281,013                     $ 272,787
     Real Estate:
         Commercial                       761,329                       759,228
         Construction                     503,397                       450,236
         Residential                      143,422                       137,627
     Installment                           40,138                        47,192
                               -------------------             -----------------
                                        1,729,299                     1,667,070
     Unearned Fee Income                   (9,976)                       (8,386)
                               -------------------             -----------------
         Total Loans                  $ 1,719,323                   $ 1,658,684
                               ===================             =================

NOTE 4. Please see Item 5, page 22 for dividend information.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation, ("the Corporation") for the third quarter of 2003 was $10.5 million versus $9.6 million for the third quarter of 2002, or up 9.0%. Net interest income increased $.6 million, or
2.5 %; noninterest income increased $1.1 million, or 46.8% and the provision for loan losses was down $.65 million, or 43.3% from a year ago. Earnings per diluted share were $.56 in the current quarter as compared to $.50 in the third quarter of 2002. A contributing factor to the 14% growth in earnings per share was 675,790 fewer average diluted shares in the current quarter compared to the third quarter of 2002. In the discussion below, comparison is with the third quarter of 2003 and 2002, unless otherwise stated.

The annualized return on average assets (ROA) was 2.05% in 2003 as compared to 2.03% in 2002. Annualized return on average shareowners' equity (ROE) in 2003 was 20.13%, as compared to 19.14% in 2002.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Frontier Financial Corporation, headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 80% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Weyerhauser and Microsoft.

BALANCE SHEET - September 30, 2003/December 31, 2002
----------------------------------------------------

In the third quarter of 2003, investment securities increased $81.5 million, or 58.2%. The substantial increase was due to two asset/liability planning decisions. First, loan growth through the first two quarters of 2003 was $8.2 million, representing a growth of .5% in loans since year-end 2002. As a result, overnight federal funds sold had accumulated to $113.9 million at the end of June, 2003. In addition to lowering rates paid on deposits, management began purchasing investment securities, mainly government agencies, which increased yields by approximately 250 basis points. This lowered federal funds sold to a reasonable level at the end of the third quarter of 2003 to $3.0 million from $13.5 million at year-end.

Loans, net of unearned income, increased $60.6 million, or 3.7% to a balance of $1.72 billion at September 30, 2003 compared to $1.66 billion at December 31, 2002. In the third quarter new loan originations were $281 million and year-to-date were in excess of $725 million. Loan maturities and payoffs kept loan growth low for the quarter and year-to-date periods. In addition, the strong housing market in the Puget Sound region, due to the historically low interest rates, contributed to the high level of turnover in our construction and land development portfolio.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Historically low interest rates have also created an additional level of competition as commercial borrowers sought out alternative funding sources. Despite these competitive pressures the Bank's loan portfolio grew 3.7% over the past twelve months from $1.66 billion at December 31, 2002 to $1.72 billion at September 30, 2003.

The Bank's loan mix has remained relatively unchanged in the principal areas of lending which include: installment, commercial, real estate commercial, real estate construction, and residential. At September 30, 2003, 16.3% of our loan portfolio was in commercial loans, 44.3% was in real estate commercial, 28.8% was in real estate construction, 8.3% was in residential, and 2.3% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $36.0 million, or 15.1% and interest bearing deposits increased $76.3 million, or 5.8%. NOW, Money Market, and sweep accounts decreased $35.5 million, or 11.5%; savings accounts increased $42.3 million, or 7.8%; and Time Deposits, (cd's) declined $33.5 million, or 6.2%. The reason for the increase in savings accounts is growth in the Corporation's "premium" savings account whose rate is higher than that of short term cd's or other transaction accounts.

BALANCE SHEET - September 30, 2003/September 30, 2002
-----------------------------------------------------
Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the major portfolios of the Corporation over the past year:

(In Thousands)


September 30,                                            2003              2002            $ Change          % Change
-------------
                                                   ----------------- ----------------- ------------------ ---------------
Loans                                                $    1,719,323    $    1,642,817    $        76,506            4.7%
Investments                                                 221,532           139,747             81,785           58.5%
Federal funds sold                                            3,049            69,395            (66,346)         -95.6%
                                                   ----------------- ----------------- ------------------ ---------------
Total earning assets                                 $    1,943,904    $    1,851,959    $        91,945            5.0%
                                                   ================= ================= ================== ===============
Total assets                                         $    2,059,906    $    1,969,334    $        90,572            4.6%
                                                   ================= ================= ================== ===============

Noninterest bearing deposits                         $      274,021    $      252,184    $        21,837            8.7%
Interest bearing deposits                                 1,399,232         1,341,395             57,837            4.3%
                                                   ----------------- ----------------- ------------------ ---------------
Total deposits                                       $    1,673,253    $    1,593,579    $        79,674            5.0%
                                                   ================= ================= ================== ===============
Federal funds purchased and securities
   sold under repurchase agreements                          10,744            10,336                408            3.9%
FHLB advances                                               150,108           155,125             (5,017)          -3.2%
Shareowners' equity                                  $      213,123    $      198,929    $        14,194            7.1%


Loans, investments, and federal funds sold are the components of earning assets. One of the challenges of management is to allocate liquidity from the liability side of the balance sheet to those earning assets which maximize yield in concert with the degree of risk.

At September 30, 2003, loans were up $76.5 million, or 4.7% over the previous year. The increase in loans over the last year was due, for the most part, to continued emphasis on loan development. Investments increased $81.8 million, or 58.5% for the period and federal funds sold decreased $66.3 million, or 95.6%. The Corporation would like to have increased loans and investments more than federal funds sold, however we experienced high levels of payoffs and turnover in the loan portfolio.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Noninterest bearing deposits increased $21.8 million, or 8.7% to $274.0 million. The number of noninterest bearing accounts increased 2,770 over the past year which indicates an increase in the balances of those types of deposit accounts of approximately 6% when compared to a year ago. Interest bearing deposits increased $57.8 million, or 4.3%, with all of the increase attributable to growth in premium savings accounts.

At September 30, 2003, NOW, Money Market and Sweep accounts made up 19% of total interest bearing deposits. At September 30, 2002 those deposits made up 23%. In 2003, savings deposits made up 45% of total interest bearing deposits versus 32% in 2002 and time deposits made up 36% in 2003 versus 45% in 2002.

Over the last year, NOW, Money Market and Sweep deposits decreased $30.6 million, or 10.1%; savings deposits increased $196.5 million, or 45.2%; and time deposits decreased $108.1 million or 17.9%. The reason for the significant change in the mix over the last year was due mainly to maturing certificates of deposits moving into higher yielding premium savings accounts.

FHLB borrowings decreased $5.0 million or 3.2% over the year, due to maturing advances.

Capital has increased $14.2 million over the past year, or 7.1%. In accordance with previously approved capital management plans, over the past year, the Corporation repurchased $15.5 million in stock in the open market, representing 612,300 shares. Also during the same period, the Corporation paid $12.5 million in cash dividends. There were no stock repurchases during the third quarter.


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

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" ("TE") or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on TE amounts at a 35% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed on the next page.)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Net Interest Income
--------------------------------------------------------------------------------


Determination of Tax Equivalent Amounts:

In Thousands
------------

FOR THE QUARTER
---------------

 At September 30,                                      2003               2002            $ Change         % Change
                                                  ----------------   ----------------   --------------    -----------
Total interest income, as reported                   $      33,490      $      35,375      $    (1,885)         -5.33%
Effect of tax exempt loans and
  municipal bonds                                              237                269              (32)        -11.90%
                                                  ----------------   ----------------   --------------    -----------
Tax equivalent (TE) interest income                         33,727             35,644           (1,917)         -5.38%
Total interest expense                                       9,110             11,595           (2,485)        -21.43%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                               $      24,617      $      24,049      $       568           2.36%
                                                  ================   ================   ==============    ===========

Calculation of TE Net Interest Margin (annualized)
TE interest income                                   $     134,908      $     142,576      $    (7,668)         -5.38%
Total interest expense                                     (36,440)           (46,380)           9,940         -21.43%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                               $      98,468      $      96,196      $     2,272           2.36%
                                                  ================   ================   ==============    ===========
Average earning assets                               $   1,930,756      $   1,789,693      $   141,063           7.88%
                                                  ----------------   ----------------   --------------    -----------
TE NIM                                                        5.10%              5.38%          -0.28%
                                                  ================   ================   ==============


FOR THE YEAR-TO-DATE PERIOD

 At September 30,                                      2003               2002            $ Change         % Change
                                                  ----------------   ----------------   --------------    -----------
Total interest income, as reported                   $     101,550      $     102,881      $    (1,331)          -1.3%
Effect of tax exempt loans and
  municipal bonds                                              728                858             (130)         -15.2%
                                                  ----------------   ----------------   --------------    -----------
Tax equivalent (TE) interest income                        102,278            103,739           (1,461)          -1.4%
Total interest expense                                      29,132             34,568           (5,436)         -15.7%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                               $      73,146      $      69,171      $     3,975            5.7%
                                                  ================   ================   ==============    ===========

Calculation of TE Net Interest Margin (annualized)
TE interest income                                   $     136,371      $     138,319      $    (1,948)          -1.4%
Total interest expense                                     (38,843)           (46,091)           7,248          -15.7%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                               $      97,528      $      92,228      $     5,300            5.7%
                                                  ================   ================   ==============    ===========
Average earning assets                               $   1,888,358      $   1,727,398      $   160,960            9.3%
                                                  ----------------   ----------------   --------------    -----------
TE NIM                                                        5.16%              5.34%           -0.17%
                                                  ================   ================   ==============



TE is a non-GAAP performance measurement used by management in operating the business, which management believes provides investors with a more accurate picture of the net interest margin for comparative purposes.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Net Interest Income
--------------------------------------------------------------------------------

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)


For quarter ended September 30,                          2003              2002            $ Change          % Change
--------------------------------
                                                   ----------------- ----------------- ------------------ ---------------
Loans                                                 $   1,683,241     $   1,630,220     $       53,021            3.3%
Investments*                                                170,147           138,259             31,888           23.1%
Federal funds sold                                           77,368            21,214             56,154          264.7%
                                                   ----------------- ----------------- ------------------ ---------------
Total earning assets                                      1,930,756         1,789,693            141,063            7.9%
                                                   ================= ================= ================== ===============
Total assets                                          $   2,043,891     $   1,893,709     $      150,182            7.9%
                                                   ================= ================= ================== ===============

Noninterest bearing deposits                          $     261,975     $     233,783     $       28,192           12.1%
Interest bearing deposits                                 1,400,042         1,288,949            111,093            8.6%
                                                   ----------------- ----------------- ------------------ ---------------
Total deposits                                        $   1,662,017     $   1,522,732     $      139,285            9.1%
                                                   ================= ================= ================== ===============
Federal funds purchased
   and repurchase agreements                          $      10,797     $       9,965     $          832            8.3%
FHLB advances                                               150,653           148,061              2,592            1.8%
Shareowners' equity*                                  $     208,236     $     200,768     $        7,468            3.7%
                                                   ================= ================= ================== ===============


*Shown at amortized cost, or adjusted for unrealized gain (loss).


In the first nine months of 2003, average total earning assets as a percent of average total assets were 94.4% and 94.5% in 2002. This ratio indicates how efficiently assets are being utilized. Average loans were 82.4% and 86.1% of average assets, respectively and investments were 8.3% and 7.3%, for the same periods. Average federal funds sold were 3.8% and 1.1% over the period. Average total loan-to-deposits ratios were 101.3% and 107.1%. Not shown in the table are the components of interest bearing deposits. Average NOW, Sweep and Money Market accounts were 19.8% of total interest bearing liabilities ("IBL"); savings accounts were 43.9% of total IBL and time certificates were 36.3% of total IBL. Average borrowings were 10.3% of total IBL. Tax equivalent net interest income increased $.6 million, or 2.4% on a quarter-to-quarter comparison, and $4.0 million, or 5.7%, on a year-to-date basis.

Earning Assets
--------------

Using a 365-day base, the TE yield on total earning assets decreased 97 basis points in the third quarter of 2003 to 6.93% compared to 7.90% in 2002. This was due to a decrease in interest rates as the result of two Base (Prime) lending rate decreases over the period in response to Federal Reserve Board action; refinancing of fixed rate loans to a lower rate and maturing investments. The cost of total interest bearing liabilities decreased 87 basis points from 3.18% in 2002 to 2.31% in 2003. The TE Net Interest Margin ("NIM") for the quarter was 5.10% in 2003 as compared to 5.38% at the end of the third quarter 2002. The year-to-date TE NIM was 5.16% in 2003 and 5.34% in 2002.

On a quarterly TE basis, net interest income was $24.6 million in 2003, versus $24.0 million in 2002, for an increase in net interest income of $.6 million. This increase was the result of total interest income decreasing $1.9 million, and total interest expense decreasing $2.5 million.

The increase of $141.1 million in the average balance of earning assets increased interest income by $1.8 million and a decrease in interest rates decreased interest income by $3.7 million, for a net increase of $1.9 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Earning Assets (continued)
--------------------------------------------------------------------------------

The annualized yield on total loans decreased from 8.15% in 2002 to 7.38% in 2003. Commercial loans decreased from 7.43% to 6.63%; real estate commercial loans decreased in yield from 8.14% to 7.25%; real estate construction loans decreased in yield from 8.44% to 7.83%; real estate residential loans decreased from 8.48% to 7.69%, and installment loans decreased from 9.21% to 8.55%.

The yield on investments decreased from 5.95% in 2002 to 5.19% in 2003 and the yield on federal funds sold decreased from 1.65% in 2002 to .92% in 2003.

Interest Bearing Liabilities
----------------------------

The increase in the average balance of interest bearing deposits of $111.1 million increased interest expense by $.6 million, and the rate paid on interest bearing deposits decreased interest expense by $3.0 million, for a net decrease of $2.4 million.

The increase in the average balance of other borrowings of $3.4 million increased interest expense by $36 thousand and the rates paid on these borrowings decreased interest expense by $23 thousand.

The cost of NOW, Money Market and Sweep accounts decreased from 1.56% in 2002, to .8% in 2003. Savings account costs were 2.69% in 2002, and 1.66% in 2003. Time cd's decreased in cost from 3.82% in 2002 to 3.15% in 2003. Short-term borrowings decreased from 1.27% to .55%, and FHLB borrowings decreased from 5.07% in 2002 to 5.06% in 2003.

NONINTEREST INCOME AND EXPENSE - September 30, 2003/September 30, 2002
----------------------------------------------------------------------

Total noninterest income increased $1.1 million in the third quarter of 2003, or 46.8% from a year ago. The loss on securities in the third quarter of 2002 was due to the sale of a security which had been downgraded to below investment grade. The gain on security sales in 2003 was due to a tender offer by the issuer. Service charges increased $83 thousand to $1.2 million, or 7.6%. The increase in service charges was due to increased business service charges of $74 thousand. Other noninterest income increased $728 thousand or 50.4% in the current quarter. The main components of the increase in 2003 were: servicing release fees of $396 thousand related to increased mortgage originations, and increased revenues of $111 thousand in trust and financial services.

The market value of trust assets at quarter-end September 2003 was $250.6 million, as compared to $219.3 million in 2002, an increase of $31.3 million, or 14.3%. Trust department revenue for the third quarter of 2003 was $312 thousand, up $44 thousand, or 16.4%. Trust assets are not included in the Corporation's consolidated balance sheet.

There were 603 FTE employees at September 30, 2003. Total noninterest expenses increased $1.0 million or 9.5% for the period. Salaries and benefits increased $.9 million or 14.4%. Salaries alone were up $474 thousand, or 10.9%; and benefits alone were up $425 thousand, or 22.7%. The increase in salaries of 10.9% represents an increase in staff of 4.3%, and the remainder represents merit raises for the year. The increase in benefits was due to increases in profit sharing contributions, medical insurance premiums, payroll taxes, incentive pay and other increases attributable to normal operations.

Occupancy expense decreased $29 thousand, or 1.9%. Depreciation expense was 36% of occupancy expense for 2003 and 2002. The decrease in 2003 of $29 thousand was decreased depreciation expense.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Noninterest income and expenses (continued)
--------------------------------------------------------------------------------

Other noninterest expense increased $107 thousand, or 4.2%. This increase was due to increased loan underwriting expenses of $46 thousand and Visa marketing fees of $67 thousand.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the third quarter was 40% for 2003 and 38% for 2002. The Corporation's ratio places it among the performance leaders in the industry.


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

IMPAIRED ASSETS
---------------

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Impaired Assets (continued)
--------------------------------------------------------------------------------

Nonperforming loans and impaired assets are summarized as follows:
(In thousands)


Period ended September 30,                                        2003                     2002
--------------------------                                        ----                     ----
Nonaccruing loans:
   Commercial                                            $         246            $         519
   Agriculture                                                       -                      731
   Real Estate                                                   7,744                   12,241
   Installment and other                                            16                      566
                                                      -----------------        -----------------
           Total nonaccruing loans                       $       8,006            $      14,057

Other real estate owned                                          7,544                    7,307
                                                      -----------------        -----------------
           Total nonperforming assets                    $      15,550            $      21,364
                                                      =================        =================
Restructured loan                                        $       6,178            $       6,178

Total loans at end of period                             $   1,719,323            $   1,642,817
Total assets at end of period                            $   2,059,906            $   1,969,334

Total nonperforming assets to total loans                         0.90%                    1.30%
Total nonperforming assets to total assets                        0.75%                    1.08%
Total impaired assets to total assets                             1.05%                    1.40%



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

The table above reflects nonaccrual loans decreased by $6.1 million to $8.0 million as of September 30, 2003. As of quarter end this balance included 19 loans ranging in size from $4.9 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety percent of these loans are real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

Other real estate owned (OREO) is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

OTHER REAL ESTATE OWNED
-----------------------

OREO ended the quarter with a portfolio of nine properties totaling $7.5 million representing .37% of total assets. The modest increase over the previous year's OREO balance reflects the transition of troubled assets through an orderly collection process. Since December 31, 2002 seven OREO properties have been sold and closed and seven have been added. Seventy-seven percent of the OREO portfolio is concentrated in two properties with balances of $3.8 million and $2.0 million, respectively. The $3.8 million property consists of three high-end condominium units. Construction delays have slowed the marketing time. The $2.0 million property is sold and scheduled to close in the fourth quarter. Four of the remaining seven properties are also scheduled to close during the fourth quarter of 2003. The remaining properties are being actively managed for timely sale.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Other Real Estate Owned (continued)
--------------------------------------------------------------------------------

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such non-performing assets.

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:


(In thousands)                    September 30, 2003               December 31, 2002
                           -------------------------------- ------------------------
                               Amount         % of total       Amount        % of total
                           --------------   ---------------  ----------     -----------
Installment                $      40,219            2.3%        $47,217          2.8%
Commercial                       280,570           16.3%        272,440         16.4%
Real estate commercial           760,848           44.3%        758,826         45.8%
Real estate construction         495,321           28.8%        443,461         26.7%
Real estate residential          142,365            8.3%        136,740          8.3%
                           -------------       ---------    -----------     ---------
       Total               $   1,719,323          100.0%    $ 1,658,684        100.0%
                           =============       =========    ===========     =========



As shown in the table above the Corporation emphasizes commercial and commercial real estate related lending. The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While the Corporation has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. To date, the Corporation's lending activities have avoided those real estate sectors that have been most impacted by the current economic slump. Management devotes considerable time and attention to the risks associated with the loan portfolio and continually monitors the effects of current and expected market conditions, and other factors that may influence the repayment of these loans.

At September 30, 2003 and 2002, the Corporation had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS
--------------------------------------------------------

For the nine months ending September 30, 2003, the reserve for possible loan loss balance totaled $28.7 million, or 1.67% of total loans, as compared to $28.2 million, or 1.70% of total loans at year-end 2002. Year-to-date net loan losses were $2.1 million.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Allowance for Possible Loan Losses (continued)
--------------------------------------------------------------------------------

analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2003 and 2002. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two quarters, the most prominent items are mortgage loans originated and sold. This function is dependent on the level of long-term interest rates and represents refinancing activity and as indicated, the activity in this area was 5.3 times greater in 2003 than 2002. These numbers also reflect the substantial increase that the Corporation had in servicing release fee income described earlier.

Cash flows from investing activities for the two periods were quite different. In 2002, federal funds sold increased, whereas in 2003, federal funds sold supplied liquidity and declined to $3.0 million. Proceeds from maturing securities helped to fund the purchase of securities in both years. However, for reasons previously stated, the need for funding the growth of the portfolio in 2003 was far greater than in 2002.

--------------------------------------------------------------------------------
  FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Liquidity and Interest Rate Risk (continued)
--------------------------------------------------------------------------------

Cash flows from financing activities were quite similar for the two periods, except for FHLB advances. Core deposits and FHLB advances funded asset growth in 2002, whereas only core deposits funded growth in 2003.

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. The Corporation has a policy that liquidity to total assets of 12.5% be maintained as a minimum and has done so.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income under various rate shocks. As of June 30, 2003 the model predicted that net interest income will increase if interest rates rise and remain relatively stable if rates fall. This behavior is heavily influenced by loans going on and off interest rate floors. If rates decline by 1%, net interest income will increase by approximately .1%. If rates increase by 1%, net interest income will increase by 2.9% and 8.2% if rates increased 2%. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL
-------

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2003 was $213.1 million. This amount compares to $198.9 million at December 31, 2002, an increase of $14.3 million, or 7.2%. During the third quarter of 2003 the Corporation did not repurchase shares of common stock in the open market, but paid a third quarter dividend of $3.2 million. Please see page 10, paragraph 5, for dividends and stock repurchases since the end of the third quarter 2002.

--------------------------------------------------------------------------------
  FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations Capital (continued)
--------------------------------------------------------------------------------

The Corporation's regulatory capital ratios were as follows:


                                        Minimum Ratio
                                     for Well-Capitalized                Actual                     Actual
                                           Purposes                September 30, 2003         December 31, 2002
                                ------------------------------- -------------------------- -------------------------

Tier I Capital                               6.0%                        10.16%                     10.37%

Tier I &  II Capital                        10.0%                        11.41%                     11.62%
(Total Risk-based Capital)
Leverage Ratio                               5.0%                         9.94%                      9.85%


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

     (b) Changes in Internal Controls: In the quarter ended September 30, 2003, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) There were no matters submitted to security holders in the third quarter.

Item 5.   Other Information

          (a) On September 17, 2003, the Board of Directors of the Corporation declared an $.18 per share fourth quarter 2003 cash dividend to shareowners of record as of October 6, 2003 and payable October 27, 2003.



Item 6.   Exhibits and Reports on Form 8-K

          (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

               11. Computation of basic and diluted earnings per share is attached as Exhibit 11.

               31.1 Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.1.

               31.2 Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

               32.1 Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

               32.2 Certification of Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.

               3(ii)2003  Restated  Bylaws  of  Frontier  Financial  Corporation
                    attached as Exhibit 3(ii).


          (b)  Reports on Form 8-K:

               On July 16, 2003, Form 8-K was filed providing guidance on second quarter earnings.

               On July 25, 2003, Form 8-K was filed announcing second quarter 2003 earnings.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FRONTIER FINANCIAL CORPORATION



Date:  October 27, 2003                         /s/ Carol E. Wheeler
                                                Carol E. Wheeler
                                                Chief Financial Officer