Form 10-K
period 2003-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2004-03-12
CIK 716457

Frontier Financial Corporation
Chairman's Message


To Our Shareowners, Employees, and Customers,

Our 25th anniversary year celebrated during 2003, was a period of change and continued success for Frontier Financial Corporation and its subsidiary, Frontier Bank.

The major change occurred in mid-May when I relinquished the day-to-day management of both the corporation and the bank and passed the baton to the next generation of management. (A complete identification of the new management team appears elsewhere in this report). In my opinion, the transition process was virtually flawless and transparent to our customers and staff members. I feel very comfortable that our unique culture and values that have evolved over the past 25 years will be maintained and enhanced by our new management team. We all agree that customer service is most important and all of us at Frontier are dedicated to exceeding customer expectations in terms of quality, value, and service. We believe in creating a comfortable working environment for our staff members to develop their potential in an environment without discrimination and where all employees are treated with respect and dignity. We strive to grow our business profitability - both organically, with an emphasis on integrity and ethical practices, and through strategic acquisitions. In addition, we will continue to focus on increasing shareowner value through performance and through increased dividends and share repurchases. Our new management team is off to a great start and we wish them continued success.

Frontier produced another year of excellent financial results in spite of a challenging economic environment. Our servicing area experienced a sluggish economy highlighted by an unemployment rate that was among the highest in the nation. Fortunately, the slowdown was mitigated by a very strong residential real estate market, driven by low interest rates and relatively high rates of home price appreciation that allowed homeowners to take cash out when refinancing, bolstering consumer spending and lowering monthly debt service levels.

It is a pleasure to again report record annual earnings. This brings our overall record up to 24 years in which earnings were at record levels out of 25 years of operation. Net earnings for the year of $39.6 million represents an increase of 10% over 2002 earnings of $36.0 million. Diluted earnings per share of $2.12 reflected an increase of 13.4% over the $1.87 per share earned in 2002. The larger percentage increase in earnings per share over total earnings was the result of fewer shares outstanding in 2003, compared to 2002. During the year, Frontier Financial repurchased 361,800 shares of its stock in the open market, with the last purchase occurring on April 1, 2003.

At year-end 2003, Frontier's total assets were $2.08 billion, and deposits totaled $1.67 billion, an increase of 6.8% for both categories compared to the prior year. Net loans of $1.74 billion and investments of $187.9 million reflected an increase of 6.8% and 34.2%, respectively.

Return on average assets for the year was 1.96% compared to 1.94% in 2002, and return on shareowners' equity was 19.23% compared to 18.36% in the prior year. Frontier's efficiency ratio for 2003 was 41% compared to 40% last year. This ratio reflects the cost of producing a dollar of revenue and a lower ratio reflects a more productive organization. Based on the above ratios, Frontier continues to be among the top performing bank holding companies in the nation.

A major goal that was accomplished during the year was a substantial reduction of problem loans. Non-performing assets were .52% of total assets at year-end 2003, down from .98% a year ago. Non-accruing loans decreased to $6.7 million at year-end compared to $12.4 million at December 31, 2002. Net chargeoffs amounted to $2.9 million or .17% of total loans in 2003, compared to $4.5 million or .28% in 2002. Loan loss reserves stood at $29.6 million, or 1.67% of total loans at year-end, compared to $28.2 million, or 1.70% of total loans outstanding at the end of the prior year. In our opinion, the reserves are ample based on the quality of our loan portfolio.

Drivers of earnings growth in 2003, were an increase in net interest income primarily by a reduction in funding costs, strong mortgage banking income, gain on sale of securities, and reduced contribution to the loan loss reserve. We are particularly enthused that during the last six months of 2003, loan growth increased dramatically, and that momentum has carried over to 2004.

Reflecting this strong financial performance, our Board of Directors increased the cash dividend on our stock in each successive quarter during the year. The dividend of $.185 per share declared in December 2003, marked the 17th consecutive quarter in which the cash dividend has been increased.

Our newest office recently opened for business in downtown Seattle. It is the 39th banking center in the Frontier organization and is located at 1200 5th Avenue in the IBM building. The office staff includes seven long-time downtown Seattle bankers who recently joined our company. The new team is off to a great start and we feel this office has tremendous potential.

Change also occurred at the board level. Three directors, Dave Dujardin, Don Regan, and Dr. Roger Rice retired during the past year. Dujardin and Rice were part of the group that organized Frontier Bank and served on the board since inception of our bank. Don Regan joined the board in 1982 following our acquisition of Bank of Arlington. Michael Corliss, who joined our board in 1998, following our merger with Bank of Sumner, resigned from the board. They exemplify the strong-minded, independent directors who serve on our board and who are absolutely essential to good corporate governance. They all will be missed.

While it appears that the national economy is on the road to recovery, many challenges still exist. The war in Iraq, the threat of terrorism, budget deficits, the possibility of higher interest rates, plus the occasion of an election year create much uncertainty. In any event, Frontier is well positioned with a strong capital base, ample reserves, a quality loan portfolio and an efficient operation. As we look to the future, the opportunities are abundant.

The recent and highly publicized transgressions of a few large corporations have heightened public concern over corporate ethics. Frontier Financial Corporation is committed to the highest standards of integrity. We have in place, the internal controls and the oversight to make sure that we have accounting integrity and full, transparent disclosure.

Our sincere thanks to the members of our Board of Directors for their wisdom and leadership during 2003. Our employees deserve special mention, as well, for their dedication to our customers, their focus on results during a challenging year, and for their positive, can-do spirit. Thanks to all of our shareowners for your continued support.

All of us working together as a team will move this organization to further growth and success----"it's really the people who make the difference".

Sincerely,


/s/ Bob Dickson
Bob Dickson
Chairman of the Board

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-15540

                         FRONTIER FINANCIAL CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


           Washington                                          91-1223535
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (IRS Employer
 Incorporated or Organization)                           Identification  Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act)                     Yes [ X ]      No [   ]

The aggregate market value of common stock held by nonaffiliates at February 29, 2004 was $540,945,572 based on the last reported sale price at February 29, 2004.

The issuer has one class of common stock (no par value) with 18,550,060 shares outstanding as of December 31, 2003, and 18,602,824 shares outstanding as of February 29, 2004.

Documents Incorporated by Reference
-----------------------------------

Annual Report to Shareowners for the year ended December 31, 2003

Proxy Statement dated March 11, 2004

TABLE OF CONTENTS
                                                           Annual
                                                         Shareowners'    Proxy
                                              Form 10-K    Report      Statement
Item Number                                      Page       Page          Page
-----------                                   ---------  -----------   ---------
PART I
-------

    1   Business                                1-11
        Statistical Disclosure Index              12
    2   Properties                                22
    3   Legal Proceedings                         22
    4   Submission of Matters to
        a Vote of Shareowners                     22
PART II
-------

    5    Market for Registrant's Common
         Equity, Related Shareowner Matters
         And Issuer Purchases of Equity
         Securities                               22       17, 40
    6    Selected Financial Data                  24
    7    Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                         28 - 45
    7A   Quantitative and Qualitative
         Disclosures about Market Risk                33 - 36, 38 - 39
    8    Financial Statements and
         Supplementary Data                       25
    9    Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                     25
     9A  Controls and Procedures                  25

PART III
--------
   10    Directors and Executive
         Officers of Frontier
         Financial Corporation                                           2 - 12
   11    Executive Compensation                                          7 - 12
   12    Security Ownership of Certain
         Beneficial Owners and Management
         And Related Shareowner Matters                                  7 - 8
   13    Certain Relationships and
         Related Transactions                                             14
   14    Principal Accountant Fees and Services                           15
PART IV
-------
   15    Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K       27
         Signatures                               29

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

The Corporation posts its annual report, Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases on its investors relations page at www.frontierbank.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange commission (the "SEC"). All SEC filings of the Corporation are also available free of charge at the SEC's website, www.sec.gov. The Corporation has also adopted a Code of Ethics that covers the Corporation's principal officers, a copy of which will be provided to interested persons without charge upon written request to the Corporation's Secretary.

The Bank

Frontier Bank is a Washington state-chartered commercial bank that is a member of the Federal Reserve System, with its headquarters located in Everett, Snohomish County, Washington. It was founded in September, 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 2003, the Bank conducted its business operations out of 38 offices located in Clallam, Jefferson, King, Kitsap, Pierce, Skagit, Snohomish, and Whatcom counties, which is the Bank's principal market area. Four offices are located in Everett, one office each is located in Arlington, Duvall, Snohomish, Smokey Point, Lake Stevens, Kirkland, Marysville, Lynnwood, Mill Creek, Mount Vernon, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Totem Lake, Tacoma, Kent, Redmond, Burlington, Bellingham and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley. In addition, the following eight branches are located in Clallam, Jefferson and Kitsap counties; two branches in Poulsbo, and one each are in Bainbridge Island, Port Angeles, Port Hadlock, Port Townsend, Sequim and Silverdale. Acquired in the merger with Interbancorp, Inc. (InterBank) which was consummated in February 2001, were three branches located in King County in the cities of Duvall, Kirkland and Totem Lake.

Banking Services

The Bank provides a full range of consumer banking services including savings accounts, checking accounts, installments and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services. In addition to consumer-oriented activities, the Bank maintains a strong commercial lending program, servicing businesses headquartered in the Bank's principal market area. At the end of 1983, the Bank began to offer a discount brokerage service to its customers. In September of 1984, the Bank opened its Real Estate Division, offering a broad range of home, construction and commercial long-term financing. The Trust Department opened for business in March of 1985. This department offers a full array of trust services to its customers. In May 1988, the Bank opened a Private Banking Office to give personal service to upscale customers. In August 1989, the Bank acquired, through a merger, three banking offices of Citizens Bank of Snohomish County, and a real estate origination department. In January 1991, the Bank opened an office in Mill Creek, providing a full range of consumer banking services.

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

In February of 2004, the Bank opened a full service banking office in downtown Seattle, its only office in the metropolitan area of Seattle.

Employees

At December 31, 2003, the Bank had 622 full time equivalent employees. The Bank considers its relations with employees to be good.

Competition

All phases of the Bank's activities are highly competitive. Management believes that the principal competitive factors affecting the Corporation's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 2003, the Corporation had total assets of $2.075 billion and deposits of $1.667 billion.


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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of 2002 at approximately $.0154 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

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

NASD

FFC common stock is traded on the Nasdaq market under the symbol FTBK. The National Association of Securities Dealers ("NASD") is the self-regulatory organization of the Nasdaq Market. FFC is subject to the rules of the NASD.

The NASD may implement rules from time to time that are required by the SEC. The NASD implemented rules under the Sarbanes-Oxley Act of 2002 regarding certain required disclosures to shareholders, and independence requirements for directors. In order for FFC common stock to continue to be traded on the Nasdaq market, FFC is required to comply with these listing rules, as amended from time to time.

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act ("GLB Act"), federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as FFC now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.

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

FFC's subsidiary bank, Frontier Bank, is a Washington state-charted commercial bank that is a member bank of the Federal Reserve System. All member banks of the Federal Reserve are required to purchase Federal Reserve stock, and to comply with the safety and soundness regulations. As a Federal Reserve System member, Frontier Bank is subject to supervision and examination by applicable federal and state banking agencies, primarily the Federal Reserve, but also the FDIC and the Division. The Bank is also subject to regulation and examination by the FDIC which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareowners of such institutions or their holding companies.

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

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 20 percent of capital. As of December 31, 2003 the Bank was in compliance with applicable loans-to-one borrower requirements.

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

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized", (2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized", and (5) "critically undercapitalized." To qualify as "well capitalized" an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2003, the Bank was well capitalized and maintained a leverage ratio of 9.44 percent, a risk-based Tier 1 capital ratio of 9.54 percent, and a risk-based total capital ratio of 10.79 percent.

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

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for issuance under the Corporation's plans:


                                                                                        Number of securities
                           Number of securities                                         remaining available for
                           to be issued upon                  Weighted-average          future issuance under
                           exercise of outstanding            exercise price of         equity compensation plans
                           options, warrants and              outstanding options,      (excluding securities
                           rights                             warrants and rights        reflected in first column)
                           ----------------------             --------------------      ---------------------------

Equity compensation
plans approved by
security holders                    487,489                         $26.06                       477,717 (A)

Equity compensation
plans not approved
by security holders                      -0-                         N/A                          55,342 (B)
                           ----------------------                                       ---------------------------

         Total                      487,489                                                       533,059
                           ======================                                       ===========================



(A) Consists of FFC Incentive Stock Option Plan.

(B) Consists of FFC 1999 Employee Stock Award Plan and 2001 Stock Award Plan.


FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank. The reason for this approach was to preclude placing nonearning assets on the books of the Bank or the Corporation. For further details, please see page 22 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Washington Banking Company

In April 1996, the Corporation purchased 4.99% of the common stock of Whidbey Island Bank, located approximately 15 miles west of Everett. Shortly thereafter, the bank converted to the holding company structure and is now called Washington Banking Company ("WBC"). Subsequent to the initial investment the Corporation made application to the Board of Governors of the Federal Reserve System to purchase up to 9.9% ownership in WBC. Approval was received, and the Corporation has since purchased a total ownership of 9.0%, as of March 2, 2004. The FRB approval for further purchases of WBC stock by FFC terminated in December, 1999. FFC does not anticipate further investment in WBC stock at this time. If FFC were to seek to increase its ownership in WBC, FRB regulatory approval would again need to be obtained.

Share Repurchase Program

In January 2001 the Board announced the adoption of a stock repurchase program authorizing the Corporation to repurchase up to 5% of its outstanding stock in the open market. On October 17, 2001 the Board of Directors authorized to repurchase an additional 5% of outstanding common stock under the plan. On October 17, 2002 the Board of Directors authorized to repurchase an additional 5% of outstanding common stock under the plan. The plan expires October 2004. The Corporation has repurchased 361,800 and 473,500 shares in 2003 and 2002. There were 591,050 shares remaining under the current plan at December 31, 2003.

Availability of Filings

You may access, free of charge, copies of the following reports of FFC on its investor relations page at www.frontierbank.com or on the SEC's website at www.sec.gov:

        1) Annual Reports on Form 10-K; and
        2) Quarterly Reports on Form 10-Q.

These documents are posted on the SEC's website, generally within twenty-four hours after FFC files these documents electronically with the Securities and Exchange Commission.

Forward-Looking Statement

The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make certain statements in future SEC filings, in press releases, and in oral and written statements made with the Corporation's approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation the Corporation's financial condition, results of operations, plans, objectives, future performance or business.

Forward-looking statements are identified by the fact that they do not relate only to historical or current facts. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate", "should", "projected", or similar words may constitute forward-looking statements, but are not the only means to identify these statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry.

Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from estimated or projected results. Factors that could cause this difference--many of which are beyond the Corporation's control--include the following, without limitation: interest rate trends may differ than expected; loan delinquency rates may be significantly higher than expected; the general state of the economy in Washington state and the United States as a whole could be worse than expected; competitive pressures among financial institutions could increase significantly; and changes in laws and regulations could adversely affect the Corporation.

STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.
                                                                Annual
   I.  Distribution of Assets, Liabilities   Form 10-K          Report
       and Shareowners' Equity; Interest       Page             Page
       Rates and Interest Differential:      ---------          ------

      A.  Consolidated Average Balance
          Sheets/Interest Income and
          Expense/Rates                                          44
      B.  Changes in Net Interest Income
          and Expense due to Rate and
          Volume                                                 45

 II.  Investment Portfolio
      A.  Analysis of Investment
          Securities at Year-end                 13            11 - 12
      B.  Maturity Distribution of
          Investment Securities                  13              12

III. Loan Portfolio

      A.  Types of Loans                         14            12 - 13
      B.  Loan Maturities and Sensitivity
          to Changes in Interest Rates           14     28 - 30, 34 - 36, 38 -39
      C.  Risk Elements                          15
      D.  Concentrations of Credit               20

IV. Summary of Loan Loss Experience
      A.  Analysis                            18 - 21
      B.  Allocation of Allowance for
           Possible Loan Losses               18 - 19

 V.  Deposits

       Average Interest and Noninterest
       Bearing Deposit Balances                                  44

VI.  Return on Equity and Assets

        Significant Financial Ratios             21

VII. Short-term Borrowings                       21

Analysis of Investment Securities
-----------------------------------------

The aggregate amortized recorded values of investment securities at December 31 are as follows:

                                                  2003            2002            2001
(In thousands)                                Amortized       Amortized       Amortized
                                                   Cost            Cost            Cost
                                          ------------- --------------- ---------------
U.S. Treasuries                                   $251            $251            $251
U.S. Agencies                                   67,903           1,665           1,653
Municipal Bonds                                 10,705          21,169          23,487
Corporate Bonds                                 77,029          85,838          30,140
Equities                                        26,653          19,889          17,263
Certificates of Deposit                              -           8,000           8,000
                                          ------------- --------------- ---------------
                            Totals            $182,541        $136,812         $80,794
                                          ============= =============== ===============


Maturity Distribution of Investment Securities
----------------------------------------------

The following table sets forth the maturities of investment securities at December 31,
2003. Taxable equivalent values are used in calculating yields assuming a tax rate of
35%.

(In thousands)                             After 1 Yr     After 5 Yrs                      Totals &
(Amortized cost used)          Within      But Within     But Within         After         Weighted
                               1 Year/      5 Years/       10 Years/       10 Years/        Average
                                Yield         Yield          Yield           Yield           Yield
                            ------------- ------------- --------------- ---------------  -------------
U.S. Treasury                         $0            $0              $0            $251           $251
                                    0.00%         0.00%           0.00%           7.16%          7.16%

U.S. Agencies                         13        39,879          28,000              11         67,903
                                    6.86%         3.24%           3.88%           0.01%          3.50%

Municipal Bonds                    1,359         8,624             677              45         10,705
                                    7.92%         7.66%           8.52%           7.77%          7.75%

Corporate Bonds                   28,993        42,916           1,071           4,049         77,029
                                    5.73%         4.77%           4.45%          10.16%          5.41%

Equities                          26,653             0               0               0         26,653
                                    5.54%         0.00%           0.00%           0.00%          5.54%
                            ------------- ------------- --------------- ---------------  -------------
         TOTALS                  $57,018       $91,419         $29,748          $4,356       $182,541
                            ============= ============= =============== ===============  =============
                                    5.69%         4.38%           4.01%           9.94%          4.86%
                            ============= ============= =============== ===============  =============


Investments in FHLB consist of securities with a book value of $60.7 million and a market value of $60.7 million as of December 31, 2003.


Types of Loans
--------------------------

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)                    2003          2002         2001           2000          1999
                          ------------- ------------- ------------ -------------- -------------

Commercial                    $268,963      $272,440     $316,947       $283,287      $240,058
Real Estate Commercial         809,307       758,826      659,982        585,283       507,006
Real Estate Construction       507,872       443,461      412,501        335,667       277,126
Real Estate Mortgage           145,373       136,740      137,768        126,657       124,901
Installment                     40,201        47,217       47,833         47,221        38,200
                          ------------- ------------- ------------ -------------- -------------
           TOTAL            $1,771,716    $1,658,684   $1,575,031     $1,378,115    $1,187,291
                          ============= ============= ============ ============== =============



Loan Maturities and Sensitivity to Changes in Interest Rates
------------------------------------------------------------

The following table shows the amounts and maturity analysis of loans outstanding as of December
31, 2003.  Also, the amounts are classified as to fixed and variable rate sensitivity for amounts
due after one year.
                                                       Maturity
                          -------------------------------------------------------
(In thousands)               Within            1 - 5     After
                             1 Year         Years       5 Years        Total
                          -------------------------------------------------------
Commercial                    $143,148      $118,551       $7,264       $268,963
Real Estate Commercial          85,330       445,290      278,687        809,307
Real Estate Construction       360,129       130,970       16,773        507,872
Real Estate Mortgage            39,516        91,032       14,825        145,373
Installment                      8,732        15,424       16,045         40,201
                          -------------------------------------------------------
             TOTAL            $636,855      $801,267     $333,594     $1,771,716
                          ============= ============= ============ ==============

Loans maturing after one year with:
                                               1 - 5     After
                                            Years       5 Years
                                        --------------------------
           Fixed Rates                      $618,172     $239,971
           Variable Rates                    183,095       93,623
                                        --------------------------
               TOTAL                        $801,267     $333,594
                                        ============= ============

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

Credit Review personnel, under the direction of the Chief Credit Officer, examine the loan portfolio regularly. Reports are made by the Credit Review Department to senior management and the Directors' Audit Committee, and follow-up corrective action is monitored. Problem loan reports are prepared for management review on a regular basis.

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

Risk Elements - Impaired Assets

NONACCRUING LOANS

Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful or when the loan becomes ninety
(90) days past due. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, and when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest on a regular basis. As a consequence, some of these loans are current in their payments at this time.

IMPAIRED LOANS

A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all loans in nonaccrual, loans restructured, and other loans that management considers to be impaired.

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

On the following table the dollar amount of loans past due 90 days or more whether accruing or not, past due, and other real estate owned as a percentage of total loans was .61%, 1.14%, and .78%, for year-end 2003, 2002 and 2001, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower's financial situation improves. The year-end 2001 balance of $11.5 million was comprised of 60 loans. At year-end 2002, there were 32 loans ranging in size from $3.1 million to nominal amounts. The Bank ended the year with thirteen nonaccruing loans with a combined balance of $6.7 million or .3% of total assets. Ninety two percent of these loans are centered in two loans. Both are secured by real estate and favorable resolution is underway.

Loans past due 90 days or more and still accruing, nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of
December 31st are as follows:

In thousands
-------------------------------------------------------------------------------------------------------
                                            2003         2002         2001           2000         1999
                                    -------------------------------------------------------------------
Commercial                                  $120         $909         $823           $106         $380
Agriculture                                    -            -          409            386            -
Real Estate                                6,531       10,972       10,086          3,439        1,355
Installment                                   43          554          133             95           78
                                    -------------------------------------------------------------------
Total nonaccruing loans                    6,694       12,435       11,451          4,026        1,813
Other real estate owned                    4,162        6,532          769            256          870
                                    -------------------------------------------------------------------
Total nonperforming assets               $10,856      $18,967      $12,220         $4,282       $2,683
                                    ===================================================================

Restructured (1)                           6,178        6,178        6,200              -            -
                                    -------------------------------------------------------------------
Total loans at end of period          $1,771,716   $1,658,684   $1,575,031     $1,378,115   $1,187,291
                                    ===================================================================
Total assets at end of period         $2,075,793   $1,943,727   $1,806,740     $1,690,818   $1,425,411
                                    ===================================================================
Total nonperforming assets
 to total loans                             0.61%        1.14%        0.78%          0.31%        0.23%
Total nonperforming loans to total
 assets                                     0.52%        0.98%        0.68%          0.25%        0.19%
Total impaired assets to total
 assets                                     0.82%        1.29%        1.02%          0.25%        0.19%


(1) Consists of one loan which is accruing.

There are certain amounts of interest collected on the loans that is included in income, and amounts that have not been accrued which are indicated in the following table:

(In thousands)
At December 31,                             2003         2002         2001         2000         1999
-----------------------------------------------------------------------------------------------------
Total interest income which
would have been recorded
during the period under
original terms of loans above               $443       $1,400         $958         $407         $100

Portion of interest
income included in
net income for the
period                                      $429         $774       $1,600         $284         $161

Commitments for additional
funds related to loans
above                                        -0-          -0-          -0-          -0-          -0-


Other Real Estate Owned

OREO is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

OREO totals ended the year with a balance of $4.2 million representing .20% of total assets. This is down from the previous year ending total of .34%. Management believes the amount of OREO is relatively modest and reflects the transition of troubled loans through an orderly collection process. As of December 31, 2003 OREO assets consisted of four properties with 92% of the balance centered in one property. This property is a 3-unit condo project. Subsequent to the year-end one of the three condos has sold and closed resulting in $1.7 million net proceeds to the Corporation. The remaining two condos are under agreements to sell and are expected to close in the first half of 2004. All of the OREO properties are being actively marketed.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.

The table below shows the carrying value of OREO at December 31st:


(In thousands)                     2003         2002           2001          2000         1999
                           ------------- ------------ -------------- ------------- ------------

Other Real Estate Owned          $4,162       $6,532           $769          $256         $870


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

Summary of Loan Loss Experience
----------------------------------------

The following table provides an analysis of net losses by loan type for the last five years at
 December 31st:

(In thousands)                     2003         2002         2001          2000             1999
                           ------------- ------------ ------------ ------------- ----------------
Balance at beginning of
 year                           $28,175      $26,358      $21,907       $21,007          $19,288

Provision charged to
operating expense                 4,250        6,300       13,600         1,007            2,266

  Loans charged-off:

     Commercial                  (1,560)      (2,564)     (10,044)         (156)            (797)
     Real Estate                 (1,711)      (2,008)        (383)         (461)             (55)
     Installment                   (351)        (537)        (266)         (316)             (71)
                           ------------- ------------ ------------ ------------- ----------------
  Total charged-off loans        (3,622)      (5,109)     (10,693)         (933)            (923)

  Less recoveries:
     Commercial                     620          482          240            54              243
     Real Estate                     68           71          625           598              105
     Installment                     65           73           27           174               28
                           ------------- ------------ ------------ ------------- ----------------
  Total recoveries                  753          626          892           826              376

Net charge-offs                  (2,869)      (4,483)      (9,801)         (107)            (547)
Reserve acquired in merger            -            -          652             -                -

Balance at end of year          $29,556      $28,175      $26,358       $21,907          $21,007
                           ============= ============ ============ ============= ================

Total loans at
end of period                $1,771,716   $1,658,684   $1,575,031    $1,378,115       $1,187,291

Daily average loans          $1,691,051   $1,601,037   $1,524,181    $1,327,699       $1,095,626

Ratio of net charged-off
loans during period to
average loans outstanding          0.17%        0.28%        0.64%         0.01%            0.05%
                           ============= ============ ============ ============= ================

Loan loss reserve as a
percentage of total loans          1.67%        1.70%        1.67%         1.59%            1.77%
                           ============= ============ ============ ============= ================




The provision for loan losses decreased $2.1 million in 2003, or 32.5%; decreased $7.3 million in 2002, or 53.7%; and increased $12.6 million in 2001.

An uncertain economic environment and increasing delinquencies supported the higher loan loss reserve for year-end 2002. An improving economy, and positive credit performance trends, is reflected in both year-end 2003 reserve of 1.67%, and an increasing ratio reserve to nonperforming loans of 272% as compared to 149% and 216% in previous two years ending 2002 and 2001, respectively.


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

(In thousands, except percents)
-------------------------------

                         Loan              Loan              Loan              Loan              Loan
               2003    Category  2002    Category   2001   Category  2000    Category   1999   Category
              Reserve  Percent  Reserve  Percent  Reserve  Percent  Reserve  Percent  Reserve  Percent
             --------  -------  ------   -------  -------  -------- -------- -------- -------  --------
Commercial     $14,387    15.2%  $15,561    16.4%  $14,608    20.1%  $11,611    20.6%  $11,134    20.2%
Real Estate     14,412    82.5%   12,010    80.8%   11,070    76.8%    9,858    76.0%    9,453    76.6%
Installment        757     2.3%      604     2.8%      680     3.1%      438     3.4%      420     3.2%
             ------------------------------------------------------------------------------------------
     TOTAL     $29,556   100.0%  $28,175   100.0%  $26,358   100.0%  $21,907   100.0%  $21,007   100.0%
             ========= ======== ========  ======= ======== ======== ======== ======== ======== ========


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

Effects of Changing Interest Rates

The year 2003 saw one decrease in our base (prime) rate, down to 4.25%. At year-end, approximately 46% of the loan portfolio represented variable rate loans, however, 20% of these loans had not yet reached their floor. This helped lessen the negative impact of declining yield on the portfolio, which dropped to 7.51% from 8.24% the previous year. However, due to the effect of lower rates on the deposit side of the balance sheet, the cost of deposits declined to 2.18% from 3.03% a year earlier. This reduced the net interest margin to 5.16% from 5.38% a year earlier.

Concentrations of Credit

The Bank concentrates its lending activities in the following principal areas: installment, commercial, real estate commercial, real estate construction, and residential. As of December 31, 2003, these categories accounted for approximately 2.3%, 15.2%, 45.6%, 28.7% and 8.2% of the total loan portfolio respectively. This mix was relatively unchanged compared to previous years.

The most significant portion of the loan portfolio consists of commercial real estate. The portfolio consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner-occupied. While the Bank has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. Our lending activities have avoided those real estate sectors that have been most impacted by the economic slump. As an example, loans to hotel/motel operations comprise less than 2.5% of the loan portfolio, and Class A properties are an insignificant portion. Management closely monitors the effects of current and expected market conditions and other factors that may influence the repayment of these loans.

The chart below indicates the amount of those loans, and as a percent of total loans for the period:



(In Thousands)
At December 31,                    2003         2002         2001         2000         1999
                            ------------ ------------ ------------ ------------ ------------

    Real Estate Commercial     $809,307     $758,826     $659,982     $585,283     $507,006
                            ============ ============ ============ ============ ============

Total Loans at end of period $1,771,716   $1,658,684   $1,575,031   $1,378,115   $1,187,291
                            ============ ============ ============ ============ ============

Real estate commercial
loans as a percent
of total loans                     45.6%        45.7%        41.9%        42.5%        42.7%
                            ============ ============ ============ ============ ============


Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate decreased in 2003 to $10.9 million, from $19.0 million in 2002. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. The current level of nonperforming loans represents a 43% decrease by dollar amount from the previous year. Management attributes these positive trends to an improving Northwest economy, and our credit teams proactive attention toward early problem resolution.

Trends in Volume and Terms of Loans

Average loans for the year 2003 were $1.691 billion, representing an increase of $90.0 million, or 5.6% over the average balance for 2002. Average loans for 2002 totaled $1.601 billion representing an increase of $76.9 million, or a 5.0% increase over 2001 average loans outstanding. Loans did show favorable increases throughout 2003 with most of the activity occurring during the third and fourth quarter. However growth did not reach levels achieved during previous years. Management believes the decreased rate of growth is a reflection of continuing economic constraints impacting the viability of the region.

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

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2003, 2002, and 2001 please refer to page 44 of 2003 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2003 are shown below:

(In thousands)

3 months or less                                     $47,358
Over 3 months through 6 months                        21,442
6 months through 12 months                            80,284
Over 12 months                                        86,005
                                                   ----------
                      TOTAL                         $235,089
                                                   ==========

Significant Financial Ratios
-------------------------------------

Ratios for the years ended December 31, are as follows:

                                          2003          2002          2001
                                     ----------    ----------    ----------
Return on Average
 Assets                                   1.96%         1.94%         1.35%
Return on Average
 Equity                                  19.23%        18.36%        11.63%
Dividend payout ratio                    32.38%        32.45%        44.91%
Average Equity to Average Assets         10.21%        10.57%        11.59%



Borrowings
----------

Short-Term Borrowings                      Weighted              Weighted                  Weighted
---------------------
(In thousands)                             Average               Average                   Average
                                           Interest              Interest                  Interest
At December 31,                     2003     Rate         2002     Rate             2001     Rate
                               ---------- ---------- ---------- ---------- -------------- ----------
Year-end balance:                $10,015       0.89%   $11,809       1.20%        $7,696       3.26%

Highest month end
balance during
the period:                      $56,761               $21,826                   $23,765

For information regarding average balances and yields, please refer to page 44 of 2003
Annual Report to Shareowners.


ITEM 2 - PROPERTIES

At December 31, 2003 the Bank had 39 offices, including the main office, all of which are located in the State of Washington. These offices are located in Arlington, Bainbridge Island, Bellingham, Bothell, Buckley, Duvall, Edmonds, Everett (4), Kent, Kirkland, Lake City, Lake Stevens, Lynnwood, Marysville, Puyallup, Mill Creek, Milton, Monroe, Mount Vernon, Orting, Port Angeles, Port Hadlock, Port Townsend, Poulsbo (2), Redmond, Seattle (2), Sequim, Silverdale, Smokey Point, Snohomish, Stanwood, Sumner, Tacoma, Totem Lake and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Bellingham (lease expires May 2004), Edmonds (lease expires July 2004), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2006), Mill Creek (lease expires November 2010), Puyallup (building is owned, land lease expires 2009), Mount Vernon (building owned, lease expires March 2023), Bainbridge Island (lease expires July 2012) Poulsbo (lease expires on October 2003 on one of the two branches there), Port Angeles (lease expires January 2019), Port Hadlock, (lease expires January 2017), Seattle Metro (lease expires October 2013), Tacoma (lease expires September 2011), Totem Lake (lease expires June 2005) and Milton (Lease expires March 2005). FFP, Inc. also owns the building and land in South Everett and Sumner where Frontier Bank data processing and operations departments are located. In 2003 construction began on the Bank's new location of the Bellingham office, which will be completed in the second quarter of 2004. The land and building will be owned by FFP, Inc.

ITEM 3 - LEGAL PROCEEDINGS

The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

     No matters were submitted to security holders during the fourth quarter of 2003.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

(a) Frontier Financial Corporation's common stock is traded on the Nasdaq market under the symbol FTBK. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:

                                              High               Low
                                             ------            ------
    1st quarter 2002                         $27.00            $25.20
    2nd quarter 2002                          30.05             26.33
    3rd quarter 2002                          30.35             24.67
    4th quarter 2002                          27.05             25.00

    1st quarter 2003                          26.20             24.33
    2nd quarter 2003                          30.00             24.12
    3rd quarter 2003                          32.00             27.62
    4th quarter 2003                          34.95             29.99


(b) Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 29, 2004 there were 18,602,824 shares outstanding.

(c) The table below indicates the cash dividends paid on each share of its common stock over the last two years:

    Dividend Declared          Record Date                Payment Date
    -----------------          -----------                ------------
             $.145             January 7, 2002            January 21, 2002
              .15              April 15, 2002             April 29, 2002
              .155             July 8, 2002               July 22, 2002
              .16              October 7, 2002            October 21, 2002

             $.165             January 6, 2003            January 21, 2003
              .17              April 14, 2003             April 28, 2003
              .175             July 7, 2003               July 28, 2003
              .18              October 6, 2003            October 27, 2003






          Issuer Purchases of Equity Securities                                   (d) Maximum Number
          -------------------------------------
                                                                                    (or Approximate
                                                                 (c) Total Number  Dollar Value) of
                                                                         of
                              (a) Total Number    (b) Average      Shares (or      Shares (or Units)
                                                      Price           Units)
                               of Shares (or     Paid per Share  Purchased as Part    that May be
                                                                         of
                Period        Units) Purchased     (or Unit)         Publicly     Purchased Under the
                                                                     Announced
                                                                    Plans or       Plans or Programs
                                                                     Programs
           ----------------- ------------------ ---------------- ---------------- -------------------
            October 1, 2003
                 thru
           October 31, 2003                  -              N/A        2,332,100             591,050
           ----------------- ------------------ ---------------- ---------------- -------------------

           November 1, 2003
                 thru
           November 30, 2003                 -              N/A        2,332,100             591,050
           ----------------- ------------------ ---------------- ---------------- -------------------

           December 1, 2003
                 thru
           December 31, 2003                 -              N/A        2,332,100             591,050
           ----------------- ------------------ ---------------- ---------------- -------------------
                 Total                       -                -        2,332,100             591,050
                             ================== ================ ================ ===================



%%%%-DO-NOT-MODIFY-THIS-LINE-%%%%_Table_15_Start

                                                        Date Plan expired  Date Plan was
                           Number of                      during period    was terminated
               Date      Shares (Units)   Expiration       covered by         if prior
Plan No.    Announced       Approved         Date          above date      to expiration
--------- -------------- -------------- -------------- ------------------- --------------
       1     01/20/2000        990,251     09/11/2001                 N/A     03/16/2000 (1)
       2     10/18/2001        989,743     10/18/2003                 N/A     10/17/2002
       3     10/17/2002        943,156     10/17/2004                 N/A            N/A
                         --------------
                   Total     2,923,150
                         ==============

         (1) Plan was cancelled on 03-16-00 due to pending merger.

                                       23

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------




                                               FINANCIAL HIGHLIGHTS
                                               -----------------------
In thousands
----------
                                                                                                % Change
AT YEAR-END                              2003        2002        2001        2000        1999  2003-2002
                                   ----------- ----------- ----------- ----------- ----------- ----------
Total assets                       $2,075,393  $1,943,727  $1,806,740  $1,690,818  $1,425,411        6.8%
Net loans                           1,742,160   1,630,509   1,548,673   1,356,208   1,166,284        6.8%
Deposits                            1,667,017   1,560,876   1,498,370   1,374,627   1,123,716        6.8%
Investment securities                 187,915     140,037      81,770     143,651     155,034       34.2%
Shareowners' equity                   219,406     198,863     183,530     191,777     168,260       10.3%

FOR THE YEAR
Interest income                      $135,201    $138,859    $149,055    $142,921    $118,465       -2.6%
Interest expense                       37,829      45,581      65,456      62,728      45,452      -17.0%
Securities gains(losses)                  190        -480           0           0           0
Provision for loan losses               4,250       6,300      13,600       1,007       2,266      -32.5%
Net income                             39,607      36,014      24,499      32,116      28,299       10.0%
Basic earnings per share                $2.13       $1.88       $1.22       $1.63       $1.43       13.3%
Diluted earnings per share              $2.12       $1.87       $1.21       $1.62       $1.42       13.4%
Cash dividends declared per common
 share                                  $0.69       $0.61       $0.53       $0.42       $0.25       13.1%
Return on Average
  Assets                                 1.96%       1.94%       1.35%       2.03%       2.06%
  Equity                                19.23%      18.36%      11.63%      17.60%      17.76%
Avg. equity/avg. assets                 10.21%      10.57%      11.59%      11.52%      11.59%
Efficiency Ratio                        41.00%      40.00%      43.00%      44.00%      44.00%


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Please see 2003 Annual Report to Shareowners, page 28 through 45.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please see 2003 Annual Report to Shareowners, page 33-36 and 38-39. Please see this Form 10-K, page 19-21.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                      Annual
                                                            Form      Report to
                                                            10-K     Shareowners
                                                            Page        Page
                                                            ----      ----------

Report of Management                                                    1

Independent Auditor's Report                                            2

Consolidated Balance Sheet at
December 31, 2003 and 2002                                              3

Consolidated Statement of Income for the years
Ended December 31, 2003, 2002 and 2001                                  4

Consolidated Statement of Shareowners' Equity                           5

Consolidated Statement of Cash Flows for the
Years ended December 31, 2003, 2002 and 2001                            6

Condensed Balance Sheet (Parent Only) at
December 31, 2003 and 2002                                             24

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 2003, 2002 and 2001                           24

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 2003, 2002 and 2001                       25

Notes to Consolidated Financial Statements                           7 - 27

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

ITEM 9A - CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of December 31, 2003, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There has been no change in the Corporation's internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
          CORPORATION

          Please see page 3 - 14 of 2004 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

          Please see pages 9 - 11 of 2004 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED SHAREOWNER MATTERS

          Please see pages 7 - 8 of 2004 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Please see page 14 of 2004 Proxy Statement; and, Note 13, page 21 of 2003 Annual Report to Shareowners.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Please see page 15 of 2004 Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

       1. Financial Statements.

          Financial   statements   required   by  Item  8  of  this  report  are
          incorporated by reference, from the 2003 Annual Report to Shareowners.

       3. Exhibits.

         (3)(a) Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

         (3)(b) By-Laws are incorporated herein by reference to Exhibit 3(ii) to Form 10Q filed on October 29, 2003.

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

        (11)        Statement Regarding Computation of Earnings Per Share.

        (13) Annual Report to Shareowners for the year ended December 31, 2003, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 12, 2004.

        (21)        Subsidiaries of Registrant is incorporated by reference to
                    Part I, page 1 of this report.

      (23.1)        Consent of Moss Adams LLP, independent auditors.

      (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.


      (32.1) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act.

      (32.2) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K:

     On October 16, 2003, Form 8-K was filed announcing retirements and a resignation from the Board of Directors.

     On October 21, 2003, Form 8-K was filed announcing third quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRONTIER FINANCIAL CORPORATION
March 11, 2004                              /s/ Michael Clementz
--------------                              ------------------------------------
    Date                                    Michael Clementz
                                            President & Chief Executive Officer


March 11, 2004                              /s/ Carol E. Wheeler
--------------                              ------------------------------------
    Date                                    Carol E. Wheeler
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 11, 2004                              /s/George Barber
--------------                              ------------------------------------
                                            George E. Barber, Director

March 11, 2004                             /s/ Michael Clementz
--------------                             -------------------------------------
                                           Michael Clementz, Director

March 11, 2004                             /s/ Lucy DeYoung
--------------                             -------------------------------------
                                           Lucy DeYoung, Director

March 11, 2004                             /s/ John J. Dickson
--------------                             -------------------------------------
                                           John J. Dickson, Director

March 11, 2004                         /s/ Robert J. Dickson
--------------                         -----------------------------------------
                                       Robert J. Dickson, Chairman of the Board

March 11, 2004                         /s/ Edward D. Hansen
--------------                         -----------------------------------------
                                       Edward D, Hansen, Director

March 11, 2004                             /s/ William H. Lucas
--------------                             -------------------------------------
                                           William H. Lucas, Director

March 11, 2004                             /s/ James H. Mulligan
--------------                             -------------------------------------
                                           James H. Mulligan, Director

March 11, 2004                             /s/ William J. Robinson
--------------                             -------------------------------------
                                           William J. Robinson, Director

March 11, 2004                             /s/ Edward C. Rubatino
--------------                             -------------------------------------
                                           Edward C. Rubatino, Director

March 11, 2004                             /s/ Darrell J. Storkson
--------------                             -------------------------------------
                                           Darrell J. Storkson, Director