Form 10-Q
period 2004-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2004-04-26
CIK 716457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-15540

FRONTIER FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1223535
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

332 SW Everett Mall Way

P.O. Box 2215

Everett, Washington 98203

(Address of Principal Executive Offices) (Zip Code)

(425)-514-0700

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2004
Common Stock, no par value	18,620,841

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

-ii-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(In thousands, except shares)
	March 31, 2004	December 31, 2003
ASSETS
Cash & due from banks	$72,548	$74,552
Federal funds sold	38,085	8
Securities:
Available for sale-fair value	163,812	175,726
Held to maturity-amortized cost	12,087	12,189

Total securities	175,899	187,915

Loans, net of unearned income	1,828,418	1,771,716
Less allowance for loan losses	(30,144)	(29,556)

Net loans	1,798,274	1,742,160
Premises & equipment, net	29,529	28,756
Other real estate owned	222	4,162
Intangible assets	6,476	6,476
Bank owned life insurance	16,848	16,653
Other assets	14,282	14,711

TOTAL ASSETS	$2,152,163	$2,075,393

LIABILITIES
Deposits:
Noninterest bearing	$280,801	$271,389
Interest bearing	1,439,105	1,395,628

Total deposits	1,719,906	1,667,017
Federal funds purchased and securities sold under repurchase agreements	8,815	10,015
Federal Home Loan Bank advances	180,100	170,104
Other liabilities	14,850	8,851

TOTAL LIABILITIES	1,923,671	1,855,987

SHAREOWNERS’ EQUITY
Common stock, no par value; 100,000,000 shares authorized; 18,612,769 and 18,550,060 shares issued and outstanding in 2004 and 2003	120,248	118,693
Retained earnings	103,818	97,221
Accumulated other comprehensive income, net of tax effect	4,426	3,492

TOTAL SHAREOWNERS’ EQUITY	228,492	219,406

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,152,163	$2,075,393

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
(In Thousands, Except for Per Share Amounts)	March 31, 2004	March 31, 2003
INTEREST INCOME
Interest and fees on loans	$31,376	$32,048
Interest on investments	2,009	2,023

Total interest income	33,385	34,071

INTEREST EXPENSE
Interest on deposits	6,442	8,273
Interest on borrowed funds	2,115	1,956

Total interest expense	8,557	10,229

Net interest income	24,828	23,842

PROVISION FOR LOAN LOSSES	(500)	(850)

Net interest income after provision for loan losses	24,328	22,992

NONINTEREST INCOME
Gain (loss) on sale of securities	—	91
Service charges on deposit accounts	1,268	1,064
Other noninterest income	1,912	1,899

Total noninterest income	3,180	3,054

NONINTEREST EXPENSE
Salaries and employee benefits	7,752	6,966
Occupancy expense	1,834	1,616
Other noninterest expense	2,635	2,578

Total noninterest expense	12,221	11,160

INCOME BEFORE INCOME TAX	15,287	14,886

PROVISION FOR INCOME TAX	(5,150)	(5,225)

NET INCOME	$10,137	$9,661

Weighted average number of shares outstanding for the period	18,596,961	18,688,364
Basic earnings per share	$0.55	$0.52

Weighted average number of diluted shares outstanding for period	18,708,087	18,749,355
Diluted earnings per share	$0.54	$0.52

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	(In thousands)
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,137	$9,661
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	990	973
Provision for loan losses	500	850
Gain on sale of other real estate owned	(54)	10
Loss on sale of fixed assets	(1)	(1)
Loss on sale of securities	—	(91)
Deferred taxes	521	155
Changes in operating assets and liabilities
Income taxes payable	4,250	5,225
Interest receivable	389	(184)
Interest payable	119	(341)
Proceeds from sales of mortgage loans	14,164	37,479
Origination of mortgage loans held for sale	(14,911)	(36,250)
Dividend income from Federal Home Loan Bank	(136)	(271)
Other operating activities	(406)	(4,488)

Net cash provided by operating activities	15,562	12,727

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from fed funds sold	(38,077)	(85,341)
Proceeds from the sale of AFS securities	—	2,116
Proceeds from maturities of AFS & HTM securities	25,613	8,720
Purchase of AFS securities	(12,272)	(9,226)
Net cash flows from loan activities	(55,867)	3,515
Purchases of premises and equipment	(1,362)	(277)
Proceeds from the sale of OREO	3,940	138
Proceeds from sale of property and equipment	1	3
Increase in other investing activities	(84)	2,460

Net cash used by investing activities	(78,108)	(77,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits	44,596	71,543
Net change in certificates of deposit	8,293	(13,785)
Stock options exercised	1,053	338
Purchase of common shares	—	(8,777)
Cash dividends paid	(3,437)	(3,109)
Advances from FHLB	10,000	—
Repayment of FHLB advances	(4)	(5)
Net change in Federal Funds purchased and securities sold under repurchase agreements	(1,200)	740
Increase (decrease) in other financing activities	1,241	(260)

Net cash provided by financing activities	60,542	46,685

The accompanying notes are an integral part of these financial statements.

(Continued on next page)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	$(2,004)	$(18,480)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	74,552	88,647

CASH AND DUE FROM BANKS AT END OF PERIOD	$72,548	$70,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,438	$10,569
Cash paid during the period for income taxes	500	—

SUPPLEMENTAL INFORMATION ABOUT NON CASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans in 2004 and 2003 were $10 thousand and $869 thousand, respectively.

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION – RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation (“FFC or Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2003 Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ending March 31, 2004 are not necessarily indicative of the results that may be expected for year-end December 31, 2004.

At March 31, 2004, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In Thousands

For the quarter ended March 31,	2004	2003
Proforma disclosures
Net income as reported	$10,137	$9,661
Additional compensation for fair value of stock options	—	—

Proforma net income	$10,137	$9,661

Earnings per share
Basic
As reported	$0.55	$0.52
Proforma	$0.55	$0.52

Diluted
As reported	$0.52	$0.52
Proforma	$0.52	$0.52

The Corporation did not grant any options in the quarters ending March 31, 2004 and 2003. As of March 31, 2004 there were outstanding options to purchase 440,770 shares under the plan, representing 2.4% of total shares outstanding.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below display the characteristics of the AFS and HTM portfolios as of March 31, 2004:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Less than 12 months Gross Unrealized Losses	12 months or more Gross Unrealized Losses	Aggregate Fair Value
AFS SECURITIES
Equities	$26,784	$4,524	$(95)	$(6)	$31,207
U.S. Treasuries	12,520	71	—	—	12,591
U.S. Agencies	49,861	247	—	—	50,108
Corporate securities	67,791	2,088	(4)	(7)	69,868
Municipal securities	45	—	(7)		38

Totals	157,001	6,930	(106)	(13)	163,812

HTM SECURITIES
Municipal securities	10,558	426	—	—	10,984
Corporate securities	1,529	174	—	—	1,703

Totals	12,087	600	—	—	12,687

Totals	$169,088	$7,530	$(106)	$(13)	$176,499

MATURITY SCHEDULE OF SECURITIES

	Available for Sale		Held to Maturity
MATURITY	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0-1 Yr	$66,279	$71,174	$1,469	$1,489
1-5 Yrs	80,895	82,376	8,412	8,751
5-10 Yrs	7,000	7,036	677	744
Over 10 Yrs	2,827	3,226	1,529	1,703

	$157,001	$163,812	$12,087	$12,687

				`

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – (Continued)

We currently hold two securities in our portfolio that have had an unrealized loss for more than one year.

The first is a Washington State Housing Finance Commission municipal bond with a book value of $45 thousand. The reason for the sub-par performance of this bond is mainly due to the underlying collateral, which is housing. This collateral will cause the bond to act like a CMO in that the prepayment speed of the underlying mortgages could increase, causing the bond to be paid off sooner than originally anticipated. The State has the right to fully redeem this bond on July 1st of any year. The bond is AAA rated, all coupon payments have been made and we do not anticipate the State of Washington to default paying the principal at maturity. Therefore, we do not consider any portion of this bond to be other-than-temporarily impaired, and we have the ability and intent to hold the bond until maturity.

The second security is 5,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, DRD, with a book value of $250 thousand. This situation is not related to credit deterioration, but changes in interest rates. If rates were to move downward in the future, the market value would rise accordingly. The stock is rated AA- and all dividend payments have been made. We do have the ability and intent to hold the investment for a period of time sufficient for a market price recovery. Therefore we do not consider any portion of this investment to be other-than-temporarily impaired.

CHANGES IN AFS AND HTM SECURITIES

For the Quarter Ended March 31:	2004	2003
AFS SECURITIES
Proceeds from sales	—	$2,116
Gross realized gains	—	91
Gross realized losses	—	—
Gross gains & losses included in earnings transfers to the trading category	—	—
Net change in unrealized holding gains or losses included in the separate components of shareowners’ equity	$934	$645

NOTE 3. LOANS

The following is an analysis of the loan portfolio by major type of loans:

In Thousands

	March 31, 2004	December 31, 2003
Commercial	$276,586	$269,354
Real Estate:
Commercial	815,306	809,799
Construction	547,252	516,131
Residential	157,880	146,454
Installment	41,864	40,132

	1,838,888	1,781,870
Unearned Fee Income	(10,470)	(10,154)

Total Loans	$1,828,418	$1,771,716

NOTE 4. Please see Item 5, page 22 for dividend information.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the first quarter of 2004 was $10.1 million versus $9.7 million for the first quarter of 2003, or up 4.9%. Net interest income increased $1.0 million, or 4.1%; noninterest income increased $126 thousand, or 4.1% and the provision for loan losses was down $350 thousand, or 41.2% from a year ago. Earnings per diluted share were $.54 in the current quarter as compared to $.52 in the first quarter of 2003. The largest contributing factor was the increase in net interest income. In the discussion below, comparison is with the first quarter of 2004 and 2003, unless otherwise stated.

The annualized return on average assets (ROA) was 1.93% in 2004 as compared to 1.98% in 2003. Annualized return on average shareowners’ equity (ROE) in 2004 was 18.21%, as compared to 19.48% in 2003.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation, headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-nine banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 80% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Weyerhauser and Microsoft located in the region.

BALANCE SHEET – March 31, 2004/December 31, 2003

Loan growth for the first quarter of 2004 was $56.7 million, or 3.2%. Investment securities for the same time period decreased $12.0 million, or 6.4%. Federal funds sold increased $38.0 million. The shift in the asset mix was due to strong loan growth and calls on securities due to continued low interest rates.

Loans, net of unearned income and allowance for loan losses, increased $56.1 million, or 3.2% to a balance of $1.80 billion at March 31, 2004 compared to $1.74 billion at December 31, 2003. In the first quarter 2004 new loan originations were $268.4 million as compared to $188.8 million for the first quarter 2003. This is the third consecutive quarter of loan growth in excess of $50 million. The strong growth in the first quarter was attributable to the Seattle Office which opened in the first quarter and the Real Estate Division.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet - (Continued)

The Bank’s loan mix has remained relatively unchanged in the principal areas of lending which include: installment, commercial, real estate commercial, real estate construction, and residential. At March 31, 2004, 15.1% of our loan portfolio was in commercial loans, 44.6% was in real estate commercial, 29.4% was in real estate construction, 8.6% was in residential, and 2.3% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $9.4 million, or 3.5% and interest bearing deposits increased $43.5 million, or 3.1%. NOW, Money Market, and sweep accounts increased $9.1 million, or 3.6%; savings accounts increased $26.1 million, or 4.2%; and Time Deposits, (cd’s) increased $8.3 million, or 1.6%. The reason for the increase in savings accounts is growth in the Corporation’s “premium” savings account whose rate is higher than that of short-term cd’s or other transaction accounts. Additionally, there was one new business savings account for $10.0 million opened during the quarter.

BALANCE SHEET – March 31, 2004/March 31, 2003

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in our major portfolios over the past year:

(In Thousands)

March 31,	2004	2003	$ Change	% Change
Loans	$1,828,418	$1,654,635	$173,783	10.5%
Investments	175,899	137,157	38,742	28.2%
Federal funds sold	38,085	98,869	(60,784)	-61.5%

Total earning assets	$2,042,402	$1,890,661	$151,741	8.0%

Total assets	$2,152,163	$2,003,980	$148,183	7.4%

Noninterest bearing deposits	$280,801	$241,180	$39,621	16.4%
Interest bearing deposits	1,439,105	1,377,454	61,651	4.5%

Total deposits	$1,719,906	$1,618,634	$101,272	6.3%

Federal funds purchased and securities sold under repurchase agreements	8,815	12,549	(3,734)	-29.8%
FHLB advances	180,100	160,116	19,984	12.5%
Shareowners’ equity	$228,492	$197,862	$30,630	15.5%

Loans, investments, and federal funds sold are the components of earning assets. One of the challenges of management is to allocate liquidity from the liability side of the balance sheet to those earning assets which maximize yield in concert with the degree of risk.

At March 31, 2004, loans were up $173.8 million, or 10.5% over the previous year. The increase in loans over the previous year’s corresponding quarter was due, for the most part, to continued emphasis on loan growth and the addition of staff in our new Seattle Office and Real Estate Division. Investments increased $38.7 million, or 28.2% for the period and federal funds sold decreased $60.8 million, or 61.5%. Investments were primarily purchased in the third quarter of 2003 after two quarters of slow loan growth. This shift in the asset mix enabled us to partially mitigate the continued decline in the yield of assets, by reducing federal funds sold, which is the lowest yielding of all interest earning assets.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet - (Continued)

Noninterest bearing deposits increased $39.6 million, or 16.4% to $280.8 million. The number of noninterest bearing accounts increased 801 over the past year, or 2.8%. This increase could be due to the earnings credit on their account or anticipation of tax payments due in April. Interest bearing deposits increased $61.7 million, or 4.5%, with most all of the increase attributable to growth in premium savings accounts.

At March 31, 2004, NOW, Money Market and Sweep accounts made up 18% of total interest bearing deposits. At March 31, 2003 those deposits made up 21%. In 2004, savings deposits made up 45% of total interest bearing deposits versus 40% in 2003 and time deposits made up 37% in 2004 versus 39% in 2003.

Over the last year, NOW, Money Market and Sweep deposits decreased $33.0 million, or 11.2%; savings deposits increased $106.5 million, or 19.5%; and time deposits decreased $11.8 million or 2.2%. The reason for the significant change in the mix over the last year was due mainly to maturing certificates of deposits moving into premium savings accounts. Premium savings accounts increased $94.3 million, or 19.1% over the last year to $588.0 million.

FHLB borrowings increased $20.0 million, or 12.5% over the year. The reason for these advances was to take advantage of the lower rates available. FHLB advance totals have remained relatively constant over the past year and have not yet been called. This is because these advances have interest rates favorable to the FHLB.

Capital has increased $30.6 million over the past year, or 15.5%. In accordance with previously approved capital management plans, 346,800 shares were purchased in the first quarter of 2003, representing $8.8 million, and 15,000 shares in the 2nd quarter 2003, representing $371 thousand. There have been no stock purchases since the 2nd quarter of 2003.

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Several factors contribute to changes in net interest income. These include the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, shareowners’ equity, and the level of nonaccrual loans.

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (“TE”) or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on TE amounts at a 35% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed on the next page.)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income

Determination of Tax Equivalent Amounts:

In Thousands

FOR THE QUARTER

At March 31,	2004	2003	$ Change	% Change
Total interest income, as reported	$33,385	$34,071	$(686)	-2.01%
Effect of tax exempt loans and municipal bonds	166	250	(84)	-33.60%

Tax equivalent (TE) interest income	33,551	34,321	(770)	-2.24%
Total interest expense	8,557	10,229	(1,672)	-16.35%

TE net interest income	$24,994	$24,092	$902	3.74%

Calculation of TE Net Interest Margin (annualized)
TE interest income	$134,204	$137,284	$(3,080)	-2.24%
Total interest expense	34,228	40,916	(6,688)	-16.35%

TE net interest income	$99,976	$96,368	$3,608	3.74%

Average earning assets	$1,991,416	$1,841,872	$149,544	8.12%

TE NIM	5.02%	5.23%	-0.21%

TE is a non-GAAP performance measurement used by management in operating the business, which management believes that it provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)

For quarter ended March 31,	2004	2003	$ Change	% Change
Loans	$1,802,150	$1,663,582	$138,568	8.3%
Investments*	178,968	136,913	42,055	30.7%
Federal funds sold	10,298	41,377	(31,079)	-75.1%

Total earning assets	1,991,416	1,841,872	149,544	8.1%

Total assets	$2,103,016	$1,951,497	$151,519	7.8%

Noninterest bearing deposits	$269,190	$238,617	$30,573	12.8%
Interest bearing deposits	1,401,095	1,332,071	69,024	5.2%

Total deposits	$1,670,285	$1,570,688	$99,597	6.3%

Federal funds purchased and repurchase agreements	$27,053	$11,856	$15,197	128.2%
FHLB advances	173,068	160,118	12,950	8.1%
Shareowners’ equity*	$222,720	$198,415	$24,305	12.2%

*	Shown at amortized cost, or adjusted for unrealized gain (loss).

In the first three months of 2004, average total earning assets as a percent of average total assets were 94.7% and 94.4% in 2003. This ratio indicates how efficiently assets are being utilized. Average loans were 85.7% and 85.2% of average assets, respectively and investments were 8.5% and 7.0%, for the same periods. Average federal funds sold were .49% and 2.1% over the period. Average total loan-to-deposits ratios were 107.9% and 105.9%. Not shown in the table are the components of interest bearing deposits. For the period ending March 31, 2004 average NOW, Sweep and Money Market accounts were 17.0% of total interest bearing liabilities (“IBL”); savings accounts were 45.5% of total IBL and time certificates were 37.5% of total IBL. Average borrowings were 10.8% of total IBL. Tax equivalent net interest income increased $3.6 million, or 3.7% on a year-to-date comparison.

Earning Assets

Using a 365-day base, the TE yield on total earning assets decreased 78 basis points in the first quarter of 2004 to 6.78% compared to 7.56% in 2003. The drop is due to loan payoffs and/or loans originated or refinanced at a lower rate. Also, recent additions to the investment portfolio are at much lower rates than before, and municipal bond calls have reduced that portion of the portfolio by approximately 50%. Most of the bonds that were called had a TE yield of 8.0% plus. The cost of total interest bearing liabilities decreased 61 basis points from 2.76% in 2003 to 2.15% in 2004. This decline is substantial, but indicates that asset yields are declining faster than the cost of liabilities. The TE Net Interest Margin (“NIM”) for the quarter was 5.02% in 2004 as compared to 5.23% at the end of the first quarter 2003. Management is concerned that the NIM continues to drop and will continue to attempt to address this matter by focusing on our cost of funds. However, our current NIM is considered to be very good relative to our peer commercial banks in the $1-10 billion range.

On a quarterly TE basis, net interest income was $25.0 million in 2004, versus $24.1 million in 2003, for an increase in net interest income of $.9 million. This increase was the result of total interest income decreasing $.8 million, and total interest expense decreasing $1.7 million. The increase of $149.5 million in the average balance of earning assets increased interest income by $3.1 million and a decrease in interest rates decreased interest income by $3.9 million, for a net decrease of $.8 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Earning Assets (continued)

The annualized yield on total loans decreased from 7.84% in 2003 to 7.02% in 2004. Commercial loans decreased from 7.20% to 6.44%; real estate commercial loans decreased in yield from 7.82% to 6.80%; real estate construction loans decreased in yield from 8.02% to 7.52%; real estate residential loans decreased from 8.32% to 7.24%; and installment loans decreased from 8.73% to 8.15%.

The yield on investments decreased from 6.08% in 2003 to 4.62% in 2004 and the yield on federal funds sold decreased from 1.17% in 2003 to .90% in 2004.

Interest Bearing Liabilities

The increase in the average balance of interest bearing deposits of $69.0 million increased interest expense by $.4 million, and the rate paid on interest bearing deposits decreased interest expense by $2.2 million, for a net decrease of $1.8 million.

The increase in the average balance of other borrowings of $28.1 million increased interest expense by $186 thousand and the rates paid on these borrowings decreased interest expense by $27 thousand, for a net increase of $159 thousand.

The cost of NOW, Money Market and Sweep accounts decreased from 1.26% in 2003, to .63% in 2004. Savings account costs were 2.24% in 2003, and 1.50% in 2004. Time cd’s decreased in cost from 3.41% in 2003 to 2.82% in 2004. Short-term borrowings increased from .82% to .92%, and FHLB borrowings decreased from 4.89% in 2003 to 4.77% in 2004.

NONINTEREST INCOME AND EXPENSE – March 31, 2004/March 31, 2003

Total noninterest income increased $126 thousand in the first quarter of 2004, or 4.1% from a year ago. The gain on security sales in 2003 was due to a tender offer by the issuer. Service charges increased $204 thousand to $1.3 million, or 19.2%. The increase in service charges was due to increased business service charges of $142 thousand and increased NSF/OD fees of $60 thousand. Other noninterest income increased $13 thousand or .7% in the current quarter. Although the “other” component of other income was up only $13 thousand, or .7% during the current quarter, our Trust Department’s revenues were up $79 thousand and Insurance and Financial Services Department’s revenues were up by $144 thousand to $364 thousand from $220 thousand at March 31, 2003. Offsetting these increases was a decline in broker loan income of $49 thousand reflecting a slow down in secondary market operations. In the first quarter of 2003 there was a gain on the sale of OREO in the amount of $68 thousand. Mortgages sold with servicing released fees totals $218 thousand for 2004, down from $529 thousand in 2003, or 58.8%.

The market value of trust assets at quarter-end March 2004 was $276.0 million, as compared to $237.3 million in 2003, an increase of $38.7 million, or 16.3%. Trust department revenue for the first quarter of 2004 was $382 thousand, up $78 thousand, or 25.8%. Trust assets are not included in the Corporation’s consolidated balance sheet.

Total noninterest expenses increased $1.1 million or 9.5% for the period. Salaries and benefits increased $.8 million or 11.3%. During the past year, the number of employees increased by 7.6%, and the 3.7% represents merit raises and bonuses. There were 626 FTE employees at March 31, 2004.

Occupancy expense increased $218 thousand, or 13.5%. Depreciation expense was 32% of occupancy expense for 2004 and 37% for 2003.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest income and expenses (continued)

Other noninterest expense increased $57 thousand, or 2.2%. Within this category, foreclosure expense was down $89 thousand to a net recovery of $15 thousand, and there was a loss on OREO during the current quarter of $54 thousand.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation’s efficiency ratio for the first quarter was 43% for 2004 and 41% for 2003. The Corporation’s ratio places it among the performance leaders in the industry.

ASSET QUALITY

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impaired Assets (continued)

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)

Period ended March 31,	2004	2003
Nonaccruing loans:
Commercial	$286	$717
Agriculture	163	—
Real Estate	9,927	7,934
Installment and other	146	122

Total nonaccruing loans	10,522	8,773

Other real estate owned	222	7,263

Total nonperforming assets	$10,744	$16,036

Restructured loan	—	$6,178

Total loans at end of period	$1,828,418	$1,654,635
Total assets at end of period	$2,152,163	$2,003,980

Total nonperforming assets to total loans	0.59%	0.97%
Total nonperforming assets to total assets	0.50%	0.80%
Total impaired assets to total assets	0.50%	1.11%

For nonaccrual loans, it is the Corporation’s practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be reliable.

The table above reflects nonaccrual loans increased by $1.7 million to $10.5 million as of March 31, 2004. As of quarter end this balance included 28 loans ranging in size from $4.9 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety-four percent of these loans are real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

Subsequent to quarter end, a nonaccruing loan in the amount of $1.2 million was purchased by a third party at a foreclosure sale. Had this transaction taken place prior to quarter end, the total nonperforming assets would have been $9.5 million or .44% of total assets.

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

OTHER REAL ESTATE OWNED

OREO ended the quarter with a portfolio of two properties totaling $222 thousand representing .01% of total assets. The significant decrease over the previous year’s OREO balance reflects the transition of troubled assets through an orderly collection process. Since December 31, 2003 six OREO properties have been sold and closed. The remaining properties are being actively managed for timely sale.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Real Estate Owned (continued)

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such non-performing assets.

CREDIT CONCENTRATIONS

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)	March 31, 2004		December 31, 2003
	Amount	% of total	Amount	% of total
Installment	$41,864	2.3%	$40,201	2.3%
Commercial	276,586	15.1%	268,963	15.2%
Real estate commercial	814,782	44.6%	809,307	45.7%
Real estate construction	538,457	29.4%	507,872	28.6%
Real estate residential	156,729	8.6%	145,373	8.2%

Total	$1,828,418	100.0%	$1,771,716	100.0%

As shown in the table above the Corporation emphasizes commercial and commercial real estate related lending. The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While we have had significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. To date, our lending activities have avoided those real estate sectors that have been most impacted by the current economic slump. We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of these loans.

At March 31, 2004 and 2003, we had a small amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES – QUALITATIVE FACTORS

For the three months ending March 31, 2004, the reserve for possible loan loss balance totaled $30.1 million, or 1.65% of total loans, as compared to $29.6 million, or 1.67% of total loans at year-end 2003. Year-to-date net loan losses were a net recovery of $88 thousand.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Possible Loan Losses (continued)

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

Conclusion of Qualitative Factors

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb loan losses. Management’s evaluation of the adequacy of the allowance is based on the market area served, local and national economic conditions, the growth and composition of the loan portfolio and the related risk characteristics, by continual review by management of the quality of the portfolio.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Corporation to change the allowance based on their judgment about information available to them at the time of their examination. It is the Corporation’s policy to be in compliance with all accounting and regulatory standards related to loan loss reserves and all accounting policies promulgated by GAAP.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2004 and 2003. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two quarters, the most prominent items are mortgage loans originated and sold. This function is dependent on the level of long-term interest rates and represents refinancing activity and as indicated, the activity in this area was approximately 2 ½ times less in 2004. The slowing of the secondary real estate market activity so far this year is expected to continue.

Total cash flows used by investment activities were almost equal for the periods ending March 31. Federal funds sold used $38 million in 2004 and $85 million 2003. Cash flows used by loans for 2004 had the largest activity using $56 million in funding.

Cash flows from financing remained dominated by growth in core deposits providing $71 million in 2003 and $45 million in 2004.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Interest Rate Risk (continued)

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury department’s short-term note program, borrowings from the Federal Reserve Bank, or additional borrowings at correspondent banks. The Corporation has a policy that liquidity to total assets of 12.5% be maintained as a minimum and has done so.

INTEREST RATE RISK

Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. Management’s objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility under varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels.

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital. The model calculates the change in net interest income under various rate shocks. As of December 31, 2003 the model predicted that net interest income will increase if interest rates rise and remain relatively stable if rates fall. This behavior is heavily influenced by loans going on and off interest rate floors. On a one-year horizon, if rates decline by 1%, net interest income will increase by approximately .1%. If rates increase by 1%, net interest income will increase by 2.1% and 6.8% if rates increased 2%. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL – March 31, 2004/December 31, 2003

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2004 was $228.5 million. This amount compares to $219.4 million at December 31, 2003, an increase of $9.1 million, or 4.1%. During the first quarter of 2004 the Corporation did not repurchase shares of common stock in the open market, but paid a first quarter dividend of $3.4 million. Please see page 10, paragraph 5, for information regarding stock repurchases.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital (continued)

The Corporation’s regulatory capital ratios were as follows:

	Minimum Ratio for Well-Capitalized Purposes	Actual March 30, 2004	Actual December 31, 2003
Tier I Capital	6.0%	10.41%	10.26%

Tier I & II Capital	10.0%	11.66%	11.51%
(Total Risk-based Capital)
Leverage Ratio	5.0%	10.38%	10.15%

It is the policy of the Corporation that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized”.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2004, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)	Changes in Internal Controls: In the quarter ended March 31, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in FFC’s reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

Limitations on the Effectiveness of Controls. FFC’s management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within FFC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “should”, “projected”, or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
January 1, 2004 through January 31, 2004	—	N/A	2,332,100	591,050

February 1, 2004 through February 29, 2004	—	N/A	2,332,100	591,050

March 1, 2004 through March 31, 2004	—	N/A	2,332,100	591,050

Total	—	—	2,332,100	591,050

Repurchase Plan No.	Date announced	Number of share (units) approved	Expiration date	Date plan expired during period covered by above date	Date plan was terminated if prior to expiration
1	01/20/2000	990,251	09/11/2001	N/A	03/16/2000(1)
2	10/18/2001	989,743	10/18/2003	N/A	10/17/2002
3	10/17/2002	943,156	10/17/2004	N/A	N/A

		2,923,150

(1)	Plan was cancelled on 3/16/00 due to pending merger.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	There were no matters submitted to security holders in the first quarter.

Item 5. Other Information

(a)	On March 17, 2004, the Board of Directors of the Corporation declared a $.19 per share first quarter 2004 cash dividend to shareowners of record as of April 12, 2004 and payable April 26, 2004.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

11.	Computation of basic and diluted earnings per share is attached as Exhibit 11.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.

(b)	Reports on Form 8-K:

On January 21, 2004, a Form 8-K was filed under items 7 and 9 announcing 2003 fourth quarter and year earnings.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

Date: April 23, 2004	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer