Form 10-Q
period 2004-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2004-07-23
CIK 716457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|x|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-15540

FRONTIER FINANCIAL CORPORATION (Exact Name of Registrant as Specified in its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1223535 (IRS Employer Identification Number)

332 SW Everett Mall Way
P.O. Box 2215
Everett, Washington 98203
(Address of Principal Executive Offices) (Zip Code)

(425) 514-0700
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|    No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    |X| Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2004
Common Stock, no par value	18,628,135

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES INDEX TO QUARTERLY REPORT ON FORM 10-Q

-ii-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

(In thousands, except shares)	June 30, 2004	December 31, 2003
ASSETS
Cash & due from banks	$81,658	$74,552
Federal funds sold	29,485	8
Securities:
Available for sale-fair value	152,677	175,726
Held to maturity-amortized cost	10,957	12,189

Total securities	163,634	187,915
Loans, net of unearned income	1,886,047	1,771,716
Less allowance for loan losses	(31,099)	(29,556)

Net loans	1,854,948	1,742,160
Premises & equipment, net	29,928	28,756
Other real estate owned	69	4,162
Intangible assets	6,476	6,476
Bank owned life insurance	17,040	16,653
Other assets	15,265	14,711

TOTAL ASSETS	$2,198,503	$2,075,393

LIABILITIES
Deposits:
Noninterest bearing	$303,384	$271,389
Interest bearing	1,459,743	1,395,628

Total deposits	1,763,127	1,667,017
Federal funds purchased and
securities sold under repurchase agreements	11,429	10,015
Federal Home Loan Bank advances	180,096	170,104
Other liabilities	10,892	8,851

TOTAL LIABILITIES	1,965,544	1,855,987

SHAREOWNERS’ EQUITY
Common stock, no par value; 100,000,000 shares authorized; 18,626,530 and 18,550,060 shares issued and outstanding at June 30, 2004
and December 31, 2003	120,586	118,693
Retained earnings	110,637	97,221
Accumulated other comprehensive income,
net of tax effect	1,736	3,492

TOTAL SHAREOWNERS’ EQUITY	232,959	219,406

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,198,503	$2,075,393

The accompanying notes are an integral part of these financial statements. - 1 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
INTEREST INCOME
Interest and fees on loans	$32,086	$32,027	$63,462	$64,075
Interest on investments	1,825	1,962	3,834	3,985

Total interest income	33,911	33,989	67,296	68,060

INTEREST EXPENSE
Interest on deposits	6,200	7,822	12,642	16,095
Interest on borrowed funds	2,091	1,971	4,206	3,927

Total interest expense	8,291	9,793	16,848	20,022

Net interest income	25,620	24,196	50,448	48,038

PROVISION FOR LOAN LOSSES	(1,000)	(900)	(1,500)	(1,750)

Net interest income after provison for loan losses	24,620	23,296	48,948	46,288

NONINTEREST INCOME
Gain on sale of securities	17	—	17	91
Service charges on deposit accounts	1,265	1,121	2,533	2,185
Other noninterest income	2,250	2,118	4,162	4,017

Total noninterest income	3,532	3,239	6,712	6,293

NONINTEREST EXPENSE
Salaries and employee benefits	7,655	6,808	15,407	13,774
Occupancy expense	1,778	1,569	3,612	3,185
Other noninterest expense	2,737	2,879	5,372	5,457

Total noninterest expense	12,170	11,256	24,391	22,416

INCOME BEFORE INCOME TAX	15,982	15,279	31,269	30,165

PROVISION FOR INCOME TAX	(5,530)	(5,131)	(10,680)	(10,356)

NET INCOME	$10,452	$10,148	$20,589	$19,809

Weighted average number of
shares outstanding for the period	18,606,192	18,493,353	18,609,481	18,590,320
Basic earnings per share	$0.56	$0.55	$1.11	$1.07

Weighted average number of diluted shares
outstanding for period	18,716,710	18,577,748	18,720,303	18,661,893
Diluted earnings per share	$0.56	$0.55	$1.10	$1.06

The accompanying notes are an integral part of these financial statements. - 2 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,589	$19,809
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	1,958	1,438
Provision for loan losses	1,500	1,750
Gain on sale of other real estate owned	53	30
Loss on sale of fixed assets	(1)	(15)
Gain on sale of securities	17	91
Deferred taxes	(1,025)	—
Changes in operating assets and liabilities
Income taxes payable	(770)	1,254
Interest receivable	589	544
Interest payable	312	(496)
Proceeds from sales of mortgage loans	33,433	81,297
Origination of mortgage loans held for sale	(32,829)	(80,902)
Dividend income from Federal Home Loan Bank	(274)	(424)
Other operating activities	2,732	(1,830)

Net cash provided by operating activities	26,284	22,546

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from fed funds sold	(29,477)	(100,406)
Proceeds from the sale of AFS securities	26	2,350
Proceeds from maturities of AFS & HTM securities	33,624	45,973
Purchase of AFS securities	(12,272)	(49,285)
Net cash flows from loan activities	(114,331)	(9,509)
Purchases of premises and equipment	(2,340)	(464)
Proceeds from the sale of OREO	4,047	251
Proceeds from sale of property and equipment	1	31
Increase in surrender value of bank owned life insurance	(387)	(412)
Increase in other investing activities	(256)	2,963

Net cash used by investing activities	(121,365)	(108,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits	91,451	137,726
Net change in certificates of deposit	4,659	(22,582)
Stock options exercised	1,365	576
Purchase of common shares	—	(9,148)
Cash dividends paid	(6,975)	(6,385)
Advances from FHLB	10,000	—
Repayment of FHLB advances	(8)	(5,009)
Net change in Federal Funds purchased and securities
sold under repurchase agreements	1,414	(141)
Increase (decrease) in other financing activities	281	(212)

Net cash provided by financing activities	102,187	94,825

The accompanying notes are an integral part of these financial statements. (Continued on next page) - 3 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	$7,106	$8,863
CASH AND DUE FROM BANKS AT BEGINNING
OF YEAR	74,552	88,647

CASH AND DUE FROM BANKS AT END
OF PERIOD	$81,658	$97,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$16,536	$20,518
Cash paid during the period for income taxes	11,451	8,900

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans in 2004 and 2003 were $10 thousand and $869 thousand, respectively.

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION — RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation (“FFC or Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2003 Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ending June 30, 2004 are not necessarily indicative of the results that may be expected for year-end December 31, 2004.

At June 30, 2004, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands)
For the quarter ended June 30,	2004	2003
Proforma disclosures
Net income as reported	$10,452	$10,148

Additional compensation for
fair value of stock options	—	—
	—	—
Proforma net income	$10,452	$10,148

Earnings per share
Basic
As reported	$0.56	$0.55
Proforma	$0.56	$0.55

Diluted
As reported	$0.56	$0.55
Proforma	$0.56	$0.55

The Corporation did not grant any options in the quarters ending June 30, 2004 and 2003. As of June 30, 2004 there were outstanding options to purchase 423,102 shares under the plan, representing 2.3% of total shares outstanding.

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

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2004:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)
	Amortized Cost	Gross Unrealized Gains	Less than 12 months Gross Unrealized Losses	12 months or more Gross Unrealized Losses	Aggregate Fair Value
AFS SECURITIES
Equities	$26,917	$3,852	($702)	($39)	$30,028
U.S. Treasuries	12,518	48	(31)	—	12,535
U.S. Agencies	49,797	11	(1,014)	—	48,794
Corporate securities	60,728	882	(234)	(96)	61,280
Municipal securities	45	—	—	(5)	40

Totals	150,005	4,793	(1,981)	(140)	152,677

HTM SECURITIES
Municipal securities	9,428	306	(1)	—	9,733
Corporate securities	1,529	75	—	—	1,604

Totals	10,957	381	(1)	—	11,337

Totals	$160,962	$5,174	($1,982)	($140)	$164,014

MATURITY SCHEDULE OF SECURITIES

	Available for Sale		Held to Maturity
MATURITY	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0-1 Yr	$70,138	$73,655	$1,065	$1,076
1-5 Yrs	70,052	69,087	7,686	7,911
5-10 Yrs	7,000	6,895	677	746
Over 10 Yrs	2,815	3,040	1,529	1,604

	$150,005	$152,677	$10,957	$11,337

- 6 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — (Continued)

We currently hold four securities in our available-for-sale portfolio that have had an unrealized loss for more than one year.

The first is a Housing Finance Commission municipal bond with a book value of $45 thousand. The reason for the sub-par performance of this bond is mainly due to the underlying collateral, which is housing. This collateral will cause the bond to act like a CMO in that the prepayment speed of the underlying mortgages could increase, causing the bond to be paid off sooner than originally anticipated. The State has the right to fully redeem this bond on July 1st of any year. The bond is AAA rated, all coupon payments have been made and we do not anticipate the municipality to default paying the principal at maturity. Therefore, we do not consider any portion of this bond to be other-than-temporarily impaired, and we have the ability and intent to hold the bond until maturity.

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

The third and fourth securities are corporate bonds. These two securities have a par value of $1.0 million each, and a combined book value of $2.1 million. Both bonds are investment grade securities and have 2008 maturity. One of these bonds carries a 3.25% coupon, which has been below market rate for some time. The other bond has a 6.50% coupon which has a par-to-market value of a profit. However, a premium was paid at the time the bond was purchased, so the book value exceeds the market value. Therefore, we do not consider any portion of these securities to be other than temporarily impaired and we do have the ability and intent to hold these securities until maturity.

CHANGES IN AFS AND HTM SECURITIES

(In thousands)
For the Quarter Ended June 30:	2004	2003
AFS SECURITIES
Proceeds from sales	—	—
Gross realized gains	—	—
Gross realized losses	—	—
Gross gains & losses included in earnings
transfers to the trading category	—	—
Net change in unrealized holding gains or
losses included in the separate
components of shareowners’ equity	($2,690)	$1,061

- 7 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS The following is an analysis of the loan portfolio by major type of loans:

(In thousands)
	June 30, 2004	December 31, 2003
Commercial	$294,562	$269,354
Real Estate:
Commercial	835,789	809,799
Construction	559,514	516,131
Residential	163,983	146,454
Installment	44,307	40,132

	1,898,155	1,781,870
Unearned Fee Income	(12,108)	(10,154)

Total Loans	$1,886,047	$1,771,716

NOTE 4. Please see Item 5, page 24 for dividend information. NOTE 5. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS None - 8 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the second quarter of 2004 was $10.5 million versus $10.1 million for the second quarter of 2003, or up 3.0%. Net interest income increased $1.4 million, or 5.9%; noninterest income increased $293 thousand, or 9.0% and the provision for loan losses increased $100 thousand, or 11.1% from a year ago. Earnings per diluted share were $.56 in the current quarter as compared to $.55 in the second quarter of 2003. The largest contributing factor was the increase in net interest income. In the discussion below, comparison is with the second quarter of 2004 and 2003, unless otherwise stated.

The annualized return on average assets (ROA) was 1.94% in 2004 as compared to 2.03% in 2003. Annualized return on average shareowners’ equity (ROE) in 2004 was 18.14%, as compared to 20.18% in 2003.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation, headquartered in Everett, Washington, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Jefferson, King, Kitsap, Pierce, Snohomish, Skagit and Whatcom counties. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Weyerhauser and Microsoft located in the region.

BALANCE SHEET — June 30, 2004/December 31, 2003

Loan growth for the first two quarters of 2004 was $114.3 million, or 6.5%. Investment securities for the same time period decreased $24.3 million, or 12.9%. Federal funds sold increased $29.5 million. The shift in the asset mix was due to strong loan growth and calls on securities due to continued low interest rates.

Loans, net of unearned income and allowance for loan losses, increased $112.8 million, or 6.5% to a balance of $1.85 billion at June 30, 2004 compared to $1.74 billion at December 31, 2003. For the first six months of 2004 new loan originations were $637.2 million as compared to $444.1 million for the same period 2003. This is the fourth consecutive quarter of loan growth in excess of $50 million. The growth in the second quarter was attributable to the continued strong real estate demand in the Puget Sound region along with the additional lending staff in the last three quarters.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

The Bank’s loan mix has remained relatively unchanged in the principal areas of lending which include: installment, commercial, real estate commercial, real estate construction, and residential. At June 30, 2004, 15.6% of our loan portfolio was in commercial loans, 44.3% was in real estate commercial, 29.1% was in real estate construction, 8.6% was in residential, and 2.4% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $32.0 million, or 11.8% and interest bearing deposits increased $64.1 million, or 4.6%. NOW, Money Market, and sweep accounts increased $17.6 million, or 7.0%; savings accounts increased $41.8 million, or 6.7%; and Time Deposits, (cd’s) increased $4.7 million, or .9%. The reason for the increase in savings accounts is growth in the Corporation’s “premium” savings account whose rate is higher than that of short-term cd’s or other transaction accounts.

BALANCE SHEET — June 30, 2004/June 30, 2003

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in our major portfolios over the past year:

(In thousands)
June 30,	2004	2003	$ Change	% Change
Loans	$1,886,047	$1,666,839	$219,208	13.2%
Investments	163,634	140,989	22,645	16.1%
Federal funds sold	29,485	113,934	(84,449)	-74.1%

Total earning assets	$2,079,166	$1,921,762	$157,404	8.2%

Total assets	$2,198,503	$2,060,472	$138,031	6.7%

Noninterest bearing deposits	$303,384	$250,142	$53,242	21.3%
Interest bearing deposits	1,459,743	1,425,878	33,865	2.4%

Total deposits	$1,763,127	$1,676,020	$87,107	5.2%

Federal funds purchased and securities
sold under repurchase agreements	11,429	11,668	(239)	-2.0%
FHLB advances	180,096	155,112	24,984	16.1%
Shareowners’ equity	$232,959	$205,703	$27,256	13.3%

Loans, investments, and federal funds sold are the components of earning assets. One of the challenges of management is to allocate liquidity from the liability side of the balance sheet to those earning assets which maximize yield in concert with the degree of risk.

At June 30, 2004, loans were up $219.2 million, or 13.2% over the previous year. The increase in loans over the previous year’s corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong real estate demand in the Puget Sound region. Investments increased $22.6 million, or 16.1% for the period and federal funds sold decreased $84.4 million, or 74.1%. Investments were primarily purchased in the third quarter of 2003 after two quarters of slow loan growth. This shift in the asset mix enabled us to partially mitigate the continued decline in the yield of assets, by reducing federal funds sold, and increasing loans and investments.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)

Noninterest bearing deposits increased $53.2 million, or 21.3% to $303.4 million. The number of noninterest bearing accounts increased 803 over the past year, or 2.8%. This increase could be due to the earnings credit on deposit accounts. Interest bearing deposits increased $33.9 million, or 2.4%, with most of the increase attributable to growth in premium savings accounts.

At June 30, 2004, NOW, Money Market and Sweep accounts made up 18% of total interest bearing deposits. At June 30, 2003 those deposits made up 22%. In 2004, savings deposits made up 46% of total interest bearing deposits versus 41% in 2003 and time deposits made up 36% in 2004 versus 37% in 2003.

Over the last year, NOW, Money Market and Sweep deposits decreased $38.3 million, or 12.5%; savings deposits increased $78.8 million, or 13.4%; and time deposits decreased $6.7 million or 1.3%. The reason for the significant change in the mix over the last year was due mainly to maturing certificates of deposits moving into premium savings accounts. Premium savings accounts increased $65.9 million, or 12.4% over the last year to $598.6 million.

FHLB borrowings increased $25.0 million, or 16.1% over the year. The reason for these advances was to take advantage of the lower rates available.

Capital has increased $27.3 million over the past year, or 13.3%. There have been no stock repurchases since the 2nd quarter of 2003.

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

Determination of Tax Equivalent Amounts:

(In thousands)
FOR THE QUARTER
At June 30,	2004	2003	$ Change	% Change
Total interest income, as reported	$33,911	$33,989	($78)	-0.23%
Effect of tax exempt loans and
municipal bonds	162	241	(79)	-32.78%

Tax equivalent (TE) interest income	34,073	34,230	(157)	-0.46%
Total interest expense	8,291	9,793	(1,502)	-15.34%

TE net interest income	$25,782	$24,437	$1,345	5.50%

Calculation of TE Net Interest Margin (quarterly annualized)

TE interest income	$136,292	$136,920	($628)	-0.46%
Total interest expense	33,164	39,172	(6,008)	-15.34%

TE net interest income	$103,128	$97,748	$5,380	5.50%

Average earning assets	$2,044,162	$1,891,481	$152,681	8.07%

TE NIM	5.05%	5.17%	-0.12%

FOR THE YEAR-TO-DATE PERIOD
At June 30,	2004	2003	$ Change	% Change
Total interest income, as reported	$67,296	$68,060	($764)	-1.1%
Effect of tax exempt loans and
municipal bonds	329	490	(161)	-32.9%

Tax equivalent (TE) interest income	67,625	68,550	(925)	-1.3%
Total interest expense	16,848	20,022	(3,174)	-15.9%

TE net interest income	$50,777	$48,528	$2,249	4.6%

Calculation of TE Net Interest Margin (quarterly annualized)
TE interest income	$135,250	$137,100	($1,850)	-1.3%
Total interest expense	33,696	40,044	-6,348	-15.9%

TE net interest income	$101,554	$97,056	$4,498	4.6%

Average earning assets	$2,017,778	$1,866,815	$150,963	8.1%

TE NIM	5.03%	5.20%	-0.17%

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

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
For quarter ended June 30,	2004	2003	$ Change	% Change
Loans	$1,857,377	$1,670,361	$187,016	11.2%
Investments*	165,050	132,775	32,275	24.3%
Federal funds sold	21,735	88,345	(66,610)	-75.4%

Total earning assets	2,044,162	1,891,481	152,681	8.1%

Total assets	$2,158,396	$2,000,599	$157,797	7.9%

Noninterest bearing deposits	$294,582	$249,634	$44,948	18.0%
Interest bearing deposits	1,433,196	1,367,821	65,375	4.8%

Total deposits	$1,727,778	$1,617,455	$110,323	6.8%

Federal funds purchased
and repurchase agreements	$10,226	$10,146	$80	0.8%
FHLB advances	180,097	159,839	20,258	12.7%
Shareowners’ equity	$230,450	$201,152	$29,298	14.6%

*	Shown at amortized cost, or adjusted for unrealized gain (loss).

In the second quarter of 2004, average total earning assets as a percent of average total assets were 94.7% and 94.5% in 2003. This ratio indicates how efficiently assets are being utilized. Average loans were 86.1% and 83.5% of average assets, respectively and investments were 7.6% and 6.6%, for the same periods. Average federal funds sold were 1.0% and 4.4% over the period. Average total loan-to-deposits ratios were 107.5% and 103.3%. Not shown in the table are the components of interest bearing deposits. For the period ending June 30, 2004 average NOW, Sweep and Money Market accounts were 17.3% of total interest bearing liabilities (“IBL”); savings accounts were 46.1% of total IBL and time certificates were 36.6% of total IBL. Average borrowings were 11.7% of total IBL. Tax equivalent net interest income increased $4.5 million, or 4.6% on a year-to-date comparison.

Earning Assets

Using a 365-day base, the TE yield on total earning assets decreased 56 basis points in the second quarter of 2004 to 6.70% compared to 7.26% in 2003. The drop is due to high rate loan payoffs and/or loans originated or refinanced at a lower rate. Also additions to the investment portfolio were at much lower rates than before, and municipal bond calls have reduced that portion of the portfolio by approximately 50%. Most of the bonds that were called had a TE yield of 8.0% plus. The cost of total interest bearing liabilities decreased 50 basis points from 2.55% in 2003 to 2.05% in 2004. While asset yields continue to decline faster than the cost of funds, the spread is narrowing rapidly. For example, in the first quarter of 2004 and 2003, the decline in asset yield and cost of funds was 78 and 61 basis points, respectively. Additionally the net interest margin was 5.02% in the first quarter of 2004 as compared to 5.05% in the current quarter. This increase in the net interest income in the current quarter is attributable to the increased volume of loans. Our current net interest margin is considered to be very good relative to our peer commercial banks in the $1-10 billion range.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Earning Assets (continued)

On a quarterly TE basis, net interest income was $25.8 million in 2004, versus $24.4 million in 2003, for an increase in net interest income of $1.3 million, or 5.5%. This increase was the result of total interest income decreasing $.2 million, and total interest expense decreasing $1.5 million. The increase of $152.7 million in the average balance of earning assets increased interest income by $3.7 million and a decrease in interest rates decreased interest income by $3.9 million, for a net decrease of $.2 million.

The annualized yield on total loans decreased from 7.71% in 2003 to 6.97% in 2004. Commercial loans decreased from 7.11% to 6.34%; real estate commercial loans decreased in yield from 7.60% to 6.76%; real estate construction loans decreased in yield from 8.01% to 7.56%; real estate residential loans decreased from 8.02% to 6.82%; and installment loans decreased from 9.39% to 8.27%.

The yield on investments decreased from 5.60% in 2003 to 4.49% in 2004 and the yield on federal funds sold decreased from 1.15% in 2003 to .94% in 2004.

Interest Bearing Liabilities

The increase in the average balance of interest bearing deposits of $65.4 million increased interest expense by $.4 million, and the rate paid on interest bearing deposits decreased interest expense by $2.0 million, for a net decrease of $1.6 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $20.3 million increased interest expense by $247 thousand and the rates paid on these borrowings decreased interest expense by $127 thousand, for a net increase of $120 thousand.

The cost of NOW, Money Market and Sweep accounts decreased from 1.08% in 2003, to .58% in 2004. Savings account costs were 1.97% in 2003, and 1.35% in 2004. Time cd’s decreased in cost from 3.26% in 2003 to 2.78% in 2004. Short-term borrowings decreased from .79% to .59%, and FHLB borrowings decreased from 4.90% in 2003 to 4.64% in 2004.

NONINTEREST INCOME AND EXPENSE — June 30, 2004/June 30, 2003

Total noninterest income increased $293 thousand in the second quarter of 2004, or 9.0% from a year ago. The gain on security sales in 2004 was due to a premium call on a bond. Service charges increased $144 thousand to $1.3 million, or 12.8%. The increase in service charges was due to increased business service charges of $93 thousand and increased NSF/OD fees of $51 thousand. Other noninterest income increased $132 thousand or 6.2% in the current quarter. Our Trust Department’s revenues were up $46 thousand and Insurance and Financial Services Department’s revenues were up by $314 thousand. Offsetting these increases was a decline in mortgage servicing release fees of $317 thousand reflecting a slow down in secondary market operations.

The market value of trust assets at quarter-end June 2004 was $282.8 million, as compared to $247.0 million in 2003, an increase of $35.8 million, or 14.5%. Trust assets are not included in the Corporation’s consolidated balance sheet.

Total noninterest expenses increased $.9 million or 8.1% for the period. Salaries and benefits increased $847 thousand or 12.4%. During the past year, the number of employees increased by 7.3%, and the remainder represents merit raises and incentive pay. There were 636 FTE employees at June 30, 2004.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Noninterest income and expenses (continued)

Occupancy expense increased $209 thousand, or 13.3%. Depreciation expense was 33% of occupancy expense for 2004 and 37% for 2003. The increase of $209 thousand was due mainly to the upgrade of our infrastructure. Other noninterest expense decreased $142 thousand, or 4.9%. This decline is due to a timing difference in local taxes of $48 thousand and a decrease in losses of $53 thousand when compared to a year ago.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation’s efficiency ratio for the second quarter was 41% for 2004 and 40% for 2003. The Corporation’s ratio places it among the performance leaders in the industry.

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

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)
Period ended June 30,	2004	2003
Nonaccruing loans:
Commercial	$56	$1,153
Agriculture	—	—
Real Estate	15,573	3,854
Installment and other	55	28

Total nonaccruing loans	15,684	5,035

Other real estate owned	69	6,280

Total nonperforming assets	$15,753	$11,315

Restructured loan	—	$6,178

Total loans at end of period	$1,886,047	$1,666,839
Total assets at end of period	$2,198,503	$2,060,472

Total nonperforming assets to total loans	0.84%	0.68%
Total nonperforming assets to total assets	0.72%	0.55%
Total impaired assets to total assets	0.72%	0.85%

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

The table above reflects nonaccrual loans increased by $10.6 million to $15.7 million as of June 30, 2004. As of quarter end this balance included 17 loans ranging in size from $6.0 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety-nine percent of these loans are real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

OTHER REAL ESTATE OWNED

OREO ended the quarter with a portfolio of one property totaling $69 thousand. The significant decrease over the previous year’s OREO balance reflects the transition of troubled assets through an orderly collection process. Since December 31, 2003 seven OREO properties have been sold and closed. The remaining property is being actively managed for timely sale.

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

CREDIT CONCENTRATIONS

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)	June 30, 2004		December 31, 2003
	Amount	% of total	Amount	% of total
Installment	$44,365	2.4%	$40,201	2.3%
Commercial	294,186	15.6%	268,963	15.2%
Real estate commercial	835,199	44.3%	809,307	45.7%
Real estate construction	549,610	29.1%	507,872	28.6%
Real estate residential	162,687	8.6%	145,373	8.2%

Total	$1,886,047	100.0%	$1,771,716	100.0%

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

At June 30, 2004 and 2003, we had a small amount of foreign loans and no loans related to highly leveraged transactions.

ALLOWANCE FOR POSSIBLE LOAN LOSSES — QUALITATIVE FACTORS

For the six months ending June 30, 2004, the reserve for possible loan loss balance totaled $31.1 million, or 1.65% of total loans, as compared to $29.6 million, or 1.67% of total loans at year-end 2003. Year-to-date net loan losses were a net recovery of $43 thousand.

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2004 and 2003. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two quarters, the most prominent items are mortgage loans originated and sold. This function is dependent on the level of long-term interest rates and represents refinancing activity and as indicated, the activity in this area was approximately 40% less in 2004. The slowing of the secondary real estate market activity so far this year is expected to continue.

Cash flows from investment activities had a major change in 2004. Federal funds sold, which stood at $113.9 million in 2003, had a substantial runoff in 2004, dropping to $29.5 million. All of this runoff was absorbed by the loan portfolio which required cash flows of $114.3 million. Helping to fund loan growth also was a runoff of securities from the investment portfolio.

Financing activities for 2003 and 2004 centered in the growth of core deposits, providing $137.7 million and $91.5 million in 2003 and 2004, respectively.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital. The model calculates the change in net interest income under various rate shocks. As of March 31, 2004 the model predicted that net interest income will increase if interest rates rise and decline if rates fall. This behavior is heavily influenced by loans going on and off interest rate floors. On a one-year horizon, if rates decline by 1%, net interest income would decrease by approximately .8%. If rates increase by 1%, net interest income will increase by 1.5% and 7.2% if rates increased 2%. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL — June 30, 2004/December 31, 2003

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2004 was $233.0 million. This amount compares to $219.4 million at December 31, 2003, an increase of $13.6 million, or 6.2%. During the second quarter of 2004 the Corporation did not repurchase shares of common stock in the open market, but paid a second quarter dividend of $3.5 million. Please see page 11, paragraph 5, for information regarding stock repurchases.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Capital (continued)

The Corporation’s regulatory capital ratios were as follows:

	Minimum Ratio for Well-Capitalized Purposes	Actual June 30, 2004	Actual December 31, 2003
Tier I Capital	6.0%	10.16%	10.26%

Tier I & II Capital	10.0%	11.42%	11.51%
(Total Risk-based Capital)

Leverage Ratio	5.00%	10.42%	10.15%

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of June 30, 2004, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)	Changes in Internal Controls: In the quarter ended June 30, 2004, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

- 21 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES Item 4. Controls and Procedures

Limitations on the Effectiveness of Controls. The Corporation’s management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plan or programs
April 1, 2004
through
April 30, 2004	—	N/A	2,332,100	591,050

May 1, 2004
through
May 31, 2004	—	N/A	2,332,100	591,050

June 1, 2004
through
June 30, 2004	—	N/A	2,332,100	591,050

Total	—	—	2,332,100	591,050

Repurchase Plan No.	Date announced	Number of share (units) approved	Expiration date	Date plan expired during period covered by above date	Date plan was terminated if prior to expiration
1	01/20/2000	990,251	09/11/2001	N/A	03/16/2000	(1)
2	10/18/2001	989,743	10/18/2003	N/A	10/17/2002
3	10/17/2002	943,156	10/17/2004	N/A	N/A

		2,923,150

(1)	Plan was cancelled on 3/16/00 due to pending merger.

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2004, the annual shareowner’s meeting was held in Everett, Washington. The first item on the agenda was to elect four (4) members to the Board of Directors. Those directors were elected by more than a majority of the shareowners as follows:

- 23 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders (continued)

(In thousands)	George E. Barber	Michael J. Clementz	John J. Dickson	James H. Mulligan
Votes for	15,795	15,789	15,788	15,788
Votes against/withheld	20	26	27	27

The second and final item to vote was the ratification of Moss Adams LLP as the auditors of the Corporation for 2004. The table below indicates the outcome of that vote:

(In thousands)
Votes for	15,792
Votes against/withheld	23

Item 5. Other Information

On June 17, 2004, the Board of Directors of the Corporation declared a $.195 per share third quarter 2004 cash dividend to shareowners of record as of July 12, 2004 and payable July 26, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

11.	Computation of basic and diluted earnings per share is attached as Exhibit 11.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.

(a)	Reports on Form 8-K:

On April 21, 2004 the Corporation filed Form 8-K announcing first quarter 2004 earnings.

- 24 -

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

Date: July 22, 2004 ——————	/s/ Carol E. Wheeler —————————————— Carol E. Wheeler Chief Financial Officer

- 25 -