Form 10-Q
period 2004-10-28
FRONTIER FINANCIAL CORP /WA/
filed 2004-10-28
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

   (Mark One)

       /x/      QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

       Class                              Outstanding at October 27, 2004
--------------------------          --------------------------------------------
Common Stock, no par value                            18,651,168

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


PART I - Financial Information                                                                   Page
------------------------------                                                                   ----

         Item 1.   Financial Statements

                    Consolidated Balance Sheet -September 30, 2004
                    and Year End 2003                                                            1

                    Consolidated Statement of Income - Three and nine months
                    Ended September 30, 2004 and 2003                                            2

                    Consolidated Statement of Cash Flows - Nine months
                    Ended September 30, 2004 and 2003                                            3-4

                    Notes to the Consolidated Financial Statements                               5-8

         Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                 9-22

         Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk                                                                  22

         Item 4.   Controls and Procedures                                                       23-24

PART II - Other Information

         Item 1.   Legal Proceedings                                                             25

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases                    25
                    of Equity Securities

         Item 4.   Submission of Matters to a Vote by Security Holders                           25

         Item 5.   Other Information                                                             26

         Item 6.   Exhibits and Reports on Form 8-K                                              26

                    Signatures                                                                   27

                    Certifications                                                               29-32



--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

(In thousands, except shares)
-----------------------------


                                                                 September 30,       December 31,
ASSETS                                                              2004                 2003
                                                              ----------------      -----------------
Cash & due from banks                                                 $77,357                $74,552
Federal funds sold                                                     22,656                      8
Securities:
      Available for sale-fair value                                   142,664                175,726
      Held to maturity-amortized cost                                  10,515                 12,189
                                                              ----------------      -----------------
                    Total securities                                  153,179                187,915

Loans receivable:
      Held for sale, fair value $3,428 and $1,984                       3,382                  1,953
      Held for portfolio, net of unearned income                    1,940,055              1,769,763
      Less allowance for loan losses                                  (31,569)               (29,556)
                                                              ----------------      -----------------
                    Net loans                                       1,911,868              1,742,160
Premises & equipment, net                                              29,475                 28,756
Other real estate owned                                                 1,013                  4,162
Intangible assets                                                       6,476                  6,476
Bank owned life insurance                                              17,220                 16,653
Other assets                                                           13,806                 14,711
                                                              ----------------      -----------------
      TOTAL ASSETS                                                 $2,233,050             $2,075,393
                                                              ================      =================

LIABILITIES
Deposits:
  Noninterest bearing                                               $309,679               $271,389
  Interest bearing                                                 1,474,758              1,395,628
                                                             ----------------      -----------------
      Total deposits                                               1,784,437              1,667,017
Federal funds purchased and
  securities sold under repurchase agreements                          8,762                 10,015
Federal Home Loan Bank advances                                      185,092                170,104
Other liabilities                                                     12,868                  8,851
                                                             ----------------      -----------------
      TOTAL LIABILITIES                                            1,991,159              1,855,987
                                                             ----------------      -----------------
SHAREOWNERS' EQUITY

Common stock, no par value; 100,000,000 shares
   authorized; 18,646,764 and 18,550,060 shares issued
   and outstanding at September 30, 2004
   and December 31, 2003                                             121,093                118,693
Retained earnings                                                    117,904                 97,221
Accumulated other comprehensive income,
      net of tax effect                                                2,894                  3,492
                                                             ----------------      -----------------
      TOTAL SHAREOWNERS' EQUITY                                      241,891                219,406
                                                             ----------------      -----------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                         $2,233,050             $2,075,393
                                                             ================      =================


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

(In thousands, except for per share amounts)        Three Months Ended           Nine Months Ended
--------------------------------------------   ---------------------------- ------------------------------

                                               September 30,  September 30, September 30,  September 30,
                                                   2004           2003         2004             2003
                                               ------------- -------------- ------------- ----------------
INTEREST INCOME
   Interest and fees on loans                       $33,744        $31,226       $97,206          $95,301
   Interest on investments                            1,612          2,264         5,446            6,249
                                               ------------- -------------- ------------- ----------------
      Total interest income                          35,356         33,490       102,652          101,550
                                               ------------- -------------- ------------- ----------------
INTEREST EXPENSE
   Interest on deposits                               6,571          7,173        19,213           23,268
   Interest on borrowed funds                         2,141          1,937         6,347            5,864
                                               ------------- -------------- ------------- ----------------
      Total interest expense                          8,712          9,110        25,560           29,132
                                               ------------- -------------- ------------- ----------------

Net interest income                                  26,644         24,380        77,092           72,418
                                               ------------- -------------- ------------- ----------------

PROVISION FOR LOAN LOSSES                            (1,000)          (850)       (2,500)          (2,600)

Net interest income after provison for loan
 losses                                              25,644         23,530        74,592           69,818
                                               ------------- -------------- ------------- ----------------
NONINTEREST INCOME
   Gain on sale of securities                            10             99            27              190
   Gain on sale of secondary mortgage loans             200            622           736            1,785
   Service charges on deposit accounts                1,238          1,169         3,771            3,354
   Other noninterest income                           1,788          1,550         5,414            4,404
                                               ------------- -------------- ------------- ----------------
      Total noninterest income                        3,236          3,440         9,948            9,733
                                               ------------- -------------- ------------- ----------------
NONINTEREST EXPENSE
   Salaries and employee benefits                     8,056          7,142        23,463           20,916
   Occupancy expense                                  1,618          1,499         5,230            4,684
   State business taxes                                 438            446         1,306            1,387
   Other noninterest expense                          2,237          2,198         6,741            6,714
                                               ------------- -------------- ------------- ----------------
      Total noninterest expense                      12,349         11,285        36,740           33,701
                                               ------------- -------------- ------------- ----------------

INCOME BEFORE INCOME TAX                             16,531         15,685        47,800           45,850

PROVISION FOR INCOME TAX                             (5,534)        (5,208)      (16,214)         (15,564)
                                               ------------- -------------- ------------- ----------------

      NET INCOME                                    $10,997        $10,477       $31,586          $30,286
                                               ============= ============== ============= ================
Weighted average number of
shares outstanding for the period                18,635,445     18,505,346    18,618,199       18,561,698
Basic earnings per share                              $0.59          $0.57         $1.70            $1.63
                                               ============= ============== ============= ================
Weighted average number of diluted shares
   outstanding for period                        18,752,550     18,619,111    18,731,188       18,648,682
Diluted earnings per share                            $0.59          $0.56         $1.69            $1.62
                                               ============= ============== ============= ================



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
(In thousands)
--------------

CASH FLOWS FROM OPERATING ACTIVITIES                         September 30, 2004      September 30, 2003
------------------------------------                         ------------------      ------------------
Net Income                                                             $31,586                  $30,286
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                      2,950                    2,817
      Provision for loan losses                                          2,500                    2,600
      Gain on sale of other real estate owned                               53                       30
      Gain (loss) on sale of fixed assets                                   13                      (12)
      Gain on sale of securities                                            27                      190
      Gain on sale of secondary mortgage loans                             736                    1,785
      Deferred taxes                                                      (229)                       -
Changes in operating assets and liabilities
      Income taxes payable                                                (601)                   2,338
      Interest receivable                                                  840                      (49)
      Interest payable                                                     661                     (803)
      Proceeds from sales of mortgage loans                             46,961                  202,594
      Origination of mortgage loans held for sale                      (48,390)                (197,980)
      Dividend income from Federal Home Loan Bank                         (397)                    (609)
      Other operating activities                                           687                   (5,337)
                                                             ------------------         ---------------
Net cash provided by operating activities                               37,397                   37,850
                                                             ------------------         ---------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net cash flows from fed funds sold                                     (22,647)                  10,479
Proceeds from the maturities of AFS securities                          49,518                   23,675
Proceeds from maturities HTM securities                                    145                   33,480
Proceeds from the sale of AFS securities                                 1,086                    4,381
Purchase of AFS securities                                             (17,239)                (116,537)
Purchase of HTM securities                                                   -                  (26,565)
Net cash flows from loan activities                                   (171,721)                 (67,350)
Purchases of premises and equipment                                     (2,612)                  (1,582)
Proceeds from the sale of OREO                                           4,133                      251
Proceeds from sale of property and equipment                                 1                       31
Increase in surrender value of bank
        owned life insurance                                              (567)                    (638)
Increase in other investing activities                                     290                    3,189
                                                             ------------------          --------------
Net cash used by investing activities                                 (159,613)               (137,186)
                                                             ------------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits                                             76,059                  168,444
Net change in certificates of deposit                                   41,361                  (56,067)
Stock options exercised                                                  1,872                      896
Purchase of common shares                                                    -                   (9,148)
Cash dividends paid                                                    (10,607)                  (9,490)
Advances from FHLB                                                      35,000                        -
Repayment of FHLB advances                                             (20,012)                 (10,013)
Net change in Federal Funds purchased and securities
      sold under repurchase agreements                                  (1,253)                  (1,065)
Increase (decrease) in other financing activities                        2,602                     (868)
                                                             ------------------          --------------
Net cash provided by financing activities                              125,022                   82,689
                                                             ------------------          --------------



   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          $2,805                 ($16,647)

CASH AND DUE FROM BANKS AT BEGINNING
      OF YEAR                                                           74,552                   88,647
                                                             ------------------          --------------
CASH AND DUE FROM BANKS AT END
      OF PERIOD                                                        $77,357                  $72,000
                                                           ====================          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

Cash paid during the period for interest                               $24,899                  $29,935
Cash paid during the period for income taxes                            16,550                   14,337


SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------

Other real estate acquired in settlement of loans in 2004 and 2003 were $954 thousand and $869 thousand, respectively.


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation ("FFC" or the "Corporation") include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the "Bank") and FFP, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2003 Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for year-end December 31, 2004.

At September 30, 2004, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


(In thousands)
--------------
       For the quarter ended September 30,
       -----------------------------------
       Proforma disclosures                          2004           2003
                                                     ----           ----
         Net income as reported                     $10,997        $10,477

         Additional compensation for
           fair value of stock options                    -              -
                                                    -------        -------
       Proforma net income                          $10,997        $10,477
                                                    =======        =======
       Earnings per share
         Basic
           As reported                                $0.59          $0.57
           Proforma                                   $0.59          $0.57
                                                      =====          =====
       Diluted
           As reported                                $0.59          $0.56
           Proforma                                   $0.59          $0.56
                                                      =====          =====


The Corporation did not grant any options in the quarters ending September 30, 2004 and 2003. As of September 30, 2004 there were outstanding options to purchase 402,268 shares under the plan, representing 2.2% of total shares outstanding.

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

As of September 30, 2004, there were no issuers of these securities with an aggregate book value that exceeds 10% of shareowner equity.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The tables below displays the characteristics of the AFS and HTM portfolios as of September 30, 2004:



AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
------------------------------------------------------
(In thousands)
--------------
                                                               Less than         12 months
                                                               12 months          or more
                                                 Gross           Gross             Gross
                                 Amortized     Unrealized     Unrealized        Unrealized        Aggregate
                                   Cost          Gains          Losses            Losses         Fair Value
                               ------------- -------------- ---------------   ---------------   -------------
         AFS SECURITIES
         --------------
         Equities                   $27,034         $3,941           ($150)            ($302)        $30,523
         U.S. Treasuries             13,236             67             (20)                -          13,283
         U.S. Agencies               49,768             49             (86)                -          49,731
         Corporate securities        48,129            992               -               (37)         49,084
         Municipal securities            45              -               -                (2)             43
                               ------------- -------------- ---------------   ---------------   -------------
                  Totals            138,212          5,049            (256)             (341)        142,664
                               ------------- -------------- ---------------   ---------------   -------------
         HTM SECURITIES
         --------------
         Municipal securities         8,986            305               -                 -           9,291
         Corporate securities         1,529            175               -                 -           1,704
                               ------------- -------------- ---------------   ---------------   -------------
                  Totals             10,515            480               -                 -          10,995
                               ------------- -------------- ---------------   ---------------   -------------
                  Totals           $148,727         $5,529           ($256)            ($341)       $153,659
                               ============= ============== ===============   ===============   =============


                                     MATURITY SCHEDULE OF SECURITIES
                               --------------------------------------------
                                      Available for Sale            Held to Maturity
                                 Amortized        Fair         Amortized           Fair
                    MATURITY       Cost          Value           Cost              Value
                  -------------------------- -------------- ---------------   ---------------
                     0-1 Yr         $66,634        $70,495            $875              $879
                     1-5 Yrs         66,763         66,974           7,434             7,649
                    5-10 Yrs          2,000          2,002             677               764
                   Over 10 Yrs        2,815          3,193           1,529             1,703
                               ------------- -------------- ---------------   ---------------
                                   $138,212       $142,664         $10,515           $10,995
                               ============= ============== ===============   ===============

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - (Continued)

We currently hold three types of securities in our available-for-sale portfolio that have had an unrealized loss for more than one year.

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

The next type of security is 35,100 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, DRD, with a book value of $2.2 million and Federal National Mortgage Association (FNMA) preferred stock, DRD, with a book value of $2.0 million. These situations are not related to credit deterioration, but changes in interest rates. If rates were to move downward in the future, the market value would rise accordingly. They are rated AA- and all dividend payments have been made. We do have the ability and intent to hold the investment for a period of time sufficient for a market price recovery. Therefore we do not consider any portion of this investment to be other-than-temporarily impaired and we have the ability and intent to hold the bond until maturity.

The last type are corporate bonds. There are two securities that have a par value of $1.0 million each, and a combined book value of $2.1 million. Both bonds are investment grade securities and have 2008 maturity. One of these bonds carries a 3.25% coupon, which has been below market rate for some time. The other bond has a 6.50% coupon which has a par-to-market value of a profit. However, a premium was paid at the time the bond was purchased, so the book value exceeds the market value. Therefore, we do not consider any portion of these securities to be other than temporarily impaired and we do have the ability and intent to hold these securities until maturity.


                       CHANGES IN AFS AND HTM SECURITIES

(In thousands)
--------------

              For the Quarter Ended September 30:                   2004               2003
                                                              -----------------  -----------------
              AFS SECURITIES
              Proceeds from sales                                       $1,060             $2,031
              Gross realized gains                                          54                 99
              Gross realized losses                                        (44)                 -
              Gross gains & losses included in earnings
                  transfers to the trading category                          -                  -
              Net change in unrealized holding gains or
                  losses included in the separate
                  components of shareowners' equity                      ($598)              ($42)


--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3.  LOANS

              The following is an analysis of the loan portfolio by major type of loans:

(In thousands)
--------------
                                                            September 30, 2004            December 31, 2003
                                                            ------------------            -----------------
Loans (including loans held for sale):
              Commercial and agriculture                              $286,151                     $269,354
              Real Estate:
                  Commercial                                           856,329                      809,799
                  Construction and land development                    600,167                      516,131
                  Residential                                          167,139                      146,454
              Installment and other                                     46,869                       40,132
                                                              -----------------            -----------------
                                                                     1,956,655                    1,781,870
              Unearned Fee Income                                      (13,218)                     (10,154)
                                                              -----------------            -----------------
                  Total Loans                                       $1,943,437                   $1,771,716
                                                              =================            =================



NOTE 4. Please see Item 5, page 26 for dividend information.

NOTE 5.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

None

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation (the "Corporation"), for the third quarter of 2004 was $11.0 million versus $10.5 million for the third quarter of 2003, or up 5.0%. Net interest income increased $2.3 million, or 9.3%; noninterest income decreased $204 thousand, or 5.9% and the provision for loan losses increased $150 thousand, or 17.6% from a year ago. Earnings per diluted share were $.59 in the current quarter as compared to $.56 in the third quarter of 2003. The largest contributing factor to net income was the increase in net interest income. In the discussion below, comparison is with the third quarter of 2004 and 2003, unless otherwise stated.

The year to date return on average assets (ROA) was 1.96% in 2004 as compared to 2.02% in 2003. Annualized return on average shareowners' equity (ROE) in 2004 was 18.29%, as compared to 19.93% in 2003.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Frontier Financial Corporation, headquartered in Everett, Washington, located approximately 20 miles north of Seattle, is the parent of Frontier Bank, which operates thirty-eight banking offices in Clallam, Jefferson and Kitsap counties located on the Olympic Peninsula, King, Pierce, Snohomish, Skagit and Whatcom counties, located on the east side of Puget Sound. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Weyerhauser and Microsoft located in the region.

BALANCE SHEET - September 30, 2004/December 31, 2003
----------------------------------------------------

Loan growth for the first three quarters of 2004 was $171.7 million, or 9.7%. Investment securities for the same time period decreased $34.7 million, or 18.5%. Federal funds sold increased $22.6 million. The shift in the asset mix was due to strong loan growth and calls and maturities in the investment portfolio.

Loans, net of unearned income and allowance for loan losses, increased $169.7 million, or 9.7% to a balance of $1.91 billion at September 30, 2004 compared to $1.74 billion at December 31, 2003. For the first nine months of 2004, new loan originations were $999.5 million as compared to $724.8 million for the same period 2003, representing a 37.9% increase. This is the fifth consecutive quarter of loan growth in excess of $50 million. The growth in the third quarter continues to be attributable to the strong real estate demand in the Puget Sound region along with the additions to lending staff.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet - (Continued)
--------------------------------------------------------------------------------

The Bank's loan mix has remained relatively unchanged in the principal areas of lending which include: commercial and agriculture, real estate commercial, real estate construction, residential, and installment. At September 30, 2004, 14.7% of our loan portfolio was in commercial and agriculture loans, 44.0% was in real estate commercial, 30.4% was in real estate construction, 8.5% was in residential, and 2.4% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $38.3 million, or 14.1% and interest bearing deposits increased $79.1 million, or 5.7%. NOW, Money Market, and sweep accounts increased $16.2 million, or 6.4%; savings accounts increased $21.6 million, or 3.4%; and Time Deposits, (cd's) increased $41.4 million, or 8.0%. Due to an increase in general interest rates set by the FRB, the deposit growth mix has changed, with savings account balances declining $20.3 million and cd's increased $36.7 million.

BALANCE SHEET -September 30, 2004/September 30, 2003
----------------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in our major portfolios over the past year:


(In thousands)
--------------
September 30,                                 2004         2003      $Change     % Change
-------------                          ------------ ------------ ------------ ------------
ASSETS
Loans:
  Commercial and agriculture              $285,724     $280,570       $5,154          1.8%
  Real Estate:
    Commercial                             854,918      760,848       94,070         12.4%
    Construction and land development      590,803      495,321       95,482         19.3%
    Residential                            165,087      142,365       22,722         16.0%
  Installment and other loans               46,905       40,219        6,686         16.6%
                                       ------------ ------------ ------------ ------------
Total loans                              1,943,437    1,719,323     $224,114         13.0%
Investments                                153,179      221,532      (68,353)       -30.9%
Federal funds sold                          22,656        3,049       19,607        643.1%
                                       ------------ ------------ ------------ ------------
Total earning assets                    $2,119,272   $1,943,904     $175,368          9.0%
                                       ============ ============ ============ ============
Total assets                            $2,233,050   $2,059,906     $173,144          8.4%
                                       ============ ============ ============ ============

LIABILITIES
Noninterest bearing deposits              $309,679     $274,021      $35,658         13.0%
Interest bearing deposits:
  NOW and money market accounts            267,588      271,805       (4,217)        -1.6%
  Savings accounts                         647,400      631,166       16,234          2.6%
  Time certificates                        559,770      496,261       63,509         12.8%
                                       ------------ ------------ ------------ ------------
Total interest bearing deposits          1,474,758    1,399,232       75,526          5.4%
                                       ------------ ------------ ------------ ------------
Total deposits                          $1,784,437   $1,673,253     $111,184          6.6%
                                       ============ ============ ============ ============
Federal funds purchased and securities
   sold under repurchase agreements          8,762       10,744       (1,982)       -18.4%
FHLB advances                              185,092      150,108       34,984         23.3%
Shareowners' equity                       $241,891     $213,123      $28,768         13.5%


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

At September 30, 2004, loans were up $224.1 million, or 13.0% over the previous year. The increase in loans over the previous year's corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong real estate demand in the Puget Sound region. Investments decreased $68.4 million, or 30.9% for the period and federal funds sold increased $19.6 million, or 643%. Investments were primarily purchased in the third quarter of 2003 after two quarters of slow loan growth. This shift in the asset mix enabled us to partially mitigate the continued decline of the yield on assets, by reducing federal funds sold, and increasing loans and investments.

Noninterest bearing deposits increased $35.7 million, or 13.0% to $309.7 million. Interest bearing deposits increased $75.5 million, or 5.4%, with most of the increase attributable to growth in time certificates.

At September 30, 2004, NOW, Money Market and Sweep accounts made up 18.1% of total interest bearing deposits. At September 30, 2003 those deposits made up 19.4%. In 2004, savings deposits made up 43.9% of total interest bearing deposits versus 45.1% in 2003 and time deposits made up 38.0% in 2004 versus 35.5% in 2003.

Over the last year, NOW, Money Market and Sweep deposits decreased $4.2 million, or 1.6%; savings deposits increased $16.2 million, or 2.6%; and time deposits increased $63.5 million or 12.8%. The reason for the significant change in the mix over the last year was due mainly to the increasing rates being paid on certificates of deposits in the last quarter.

FHLB borrowings increased $35.0 million, or 23.3% over the year. The reason for these advances was to take advantage of the lower rates available and to fund loan growth.

Capital has increased $28.8 million over the past year, or 13.5%. Almost all of the increase was due to retained earnings. There have been no stock repurchases since the 2nd quarter of 2003. Please see page 26 for information regarding cash dividends paid.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Net Interest Income
--------------------------------------------------------------------------------


Determination of Tax Equivalent Amounts:

(In thousands)
--------------

FOR THE QUARTER
----------------

At September 30,                              2004            2003      $Change   % Change
                                       ------------  --------------  -----------  ---------
Total interest income, as reported         $35,356         $33,490       $1,866        5.6%
Effect of tax exempt loans and
  municipal bonds                              193             237          (44)     -18.6%
                                       ------------  --------------  -----------  ---------
Tax equivalent (TE) interest income         35,549          33,727        1,822        5.4%
Total interest expense                       8,712           9,110         (398)      -4.4%
                                       ------------  --------------  -----------  ---------
TE net interest income                     $26,837         $24,617       $2,220        9.0%
                                       ============  ==============  ===========  =========

Calculation of TE Net Interest Margin
   (quarterly annualized)
TE interest income                        $142,196        $134,908       $7,288        5.4%
Total interest expense                      34,848          36,440       (1,592)      -4.4%
                                       ------------  --------------  -----------  ---------
TE net interest income                    $107,348         $98,468       $8,880        9.0%
                                       ============  ==============  ===========  =========
Average earning assets                  $2,083,592      $1,930,756     $152,836        7.9%
                                       ------------  --------------  -----------  ---------
TE NIM                                        5.15%           5.10%        0.05%
                                       ============  ==============  ===========


FOR THE YEAR-TO-DATE PERIOD
---------------------------------------

At September 30,                              2004            2003      $Change   % Change
                                       ------------  --------------  -----------  ---------
Total interest income, as reported        $102,652        $101,550       $1,102        1.1%
Effect of tax exempt loans and
  municipal bonds                              523             728         (205)     -28.2%
                                       ------------  --------------  -----------  ---------
Tax equivalent (TE) interest income        103,175         102,278          897        0.9%
Total interest expense                      25,560          29,132       (3,572)     -12.3%
                                       ------------  --------------  -----------  ---------
TE net interest income                     $77,615         $73,146       $4,469        6.1%
                                       ============  ==============  ===========  =========

Calculation of TE Net Interest Margin
 (quarterly annualized)
TE interest income                        $137,567        $136,371       $1,196        0.9%
Total interest expense                      34,080          38,843       (4,763)     -12.3%
                                       ------------  --------------  -----------  ---------
TE net interest income                    $103,487         $97,528       $5,959        6.1%
                                       ============  ==============  ===========  =========
Average earning assets                  $2,039,879      $1,888,358     $151,521        8.0%
                                       ------------  --------------  -----------  ---------
TE NIM                                        5.07%           5.16%       -0.09%
                                       ============  ==============  ===========



TE is a nonGAAP performance measurement used by management in operating the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Net Interest Income
--------------------------------------------------------------------------------

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
--------------

                                                                        $            %        Current
For quarter ended September 30,               2004           2003     Change       Change    Yield/Cost
-------------------------------          ----------     ----------   ---------    --------  -----------
ASSETS
Loans:
  Commercial and agriculture              $291,716       $275,391      $16,325        5.9%         6.37%
  Real Estate:
    Commercial                             845,842        754,421       91,421       12.1%         6.74%
    Construction and land development      575,652        475,019      100,633       21.2%         7.53%
    Residential                            163,173        138,077       25,096       18.2%         7.41%
    Installment and other loans             44,651         40,333        4,318       10.7%         8.25%
                                         ----------     ----------   ---------    --------  -----------
Total loans                              1,921,034      1,683,241      237,793       14.1%         7.02%
Investments*                               154,192        170,147      (15,955)      -9.4%         4.24%
Federal funds sold                           8,366         77,368      (69,002)     -89.2%         1.38%
                                         ----------     ----------   ---------    --------  -----------
Total earning assets                     2,083,592      1,930,756      152,836        7.9%         6.79%
                                         ==========     ==========   =========    ========  ===========
Total assets                            $2,197,823     $2,043,891     $153,932        7.5%
                                        ===========    ===========   =========    ========

LIABILITIES
Noninterest bearing deposits              $308,371       $261,975       46,396       17.7%
Interest bearing deposits:
  NOW & money market                       250,233        277,090      (26,857)      -9.7%       0.67%
  Savings                                  658,019        614,313       43,706        7.1%       1.38%
  Time certificates                        537,781        508,639       29,142        5.7%       2.87%
                                         ----------     ----------   ---------    --------  -----------
Total interest bearing deposits          1,446,033      1,400,042       45,991        3.3%       1.81%
                                         ----------     ----------   ---------    --------  -----------
Total deposits                          $1,754,404      1,662,017      $92,387        5.6%       1.49%
                                        ===========     ==========   =========    ========  ===========
Federal funds purchased
   and repurchase agreements               $12,589        $10,797       $1,792       16.6%       1.20%
FHLB advances                              182,919        150,653       32,266       21.4%       4.57%
Total interest bearing liabilities       1,641,541      1,561,492       80,049        5.1%       2.11%
Shareowners' equity*                      $237,610       $208,236      $29,374       14.1%


*Shown at amortized cost, or adjusted for unrealized gain (loss).


In the third quarter of 2004, average total earning assets as a percent of average total assets were 94.8% and 94.5% in 2003. This ratio indicates how efficiently assets are being utilized. Average loans were 87.4% and 82.4% of average assets, respectively and investments were 7.0% and 8.3%, for the same periods. Average federal funds sold were .4% and 3.8% over the period. Average total loan-to-deposits ratios were 109.5% and 101.3%. Shown in the table are the components of interest bearing deposits. For the period ending September 30, 2004 average NOW, Sweep and Money Market accounts were 15.2% of total interest bearing liabilities ("IBL"); savings accounts were 40.1% of total IBL and time certificates were 32.8% of total IBL. Average borrowings were 11.9% of total IBL. Tax equivalent net interest income increased $4.5 million, or 6.1% on a year-to-date comparison.

Earning Assets
--------------

Using a 366/365-day base, the TE yield on total earning assets decreased 14 basis points in the third quarter of 2004 to 6.79% compared to 6.93% in 2003. The drop is due to loans originated or refinanced at lower rates. Also, additions to the investment portfolio have been at much lower rates than before, and municipal bond calls have reduced that portion of the portfolio by approximately

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Earning Assets (continued)
--------------------------------------------------------------------------------

50%. Most of the bonds that were called had a TE yield of 8.0% plus. The cost of total interest bearing liabilities decreased 20 basis points from 2.31% in 2003 to 2.11% in 2004. For the first time in several quarters, the decline in the cost of interest bearing liabilities (20 bps) has exceeded the decline in the yield on earning assets (14 bps), which makes the current quarter most noteworthy. Additionally, the net interest margin was 5.02% in the first quarter of 2004, 5.05% in the second quarter of 2004 as compared to 5.15% in the current quarter. This increase in the net interest margin in the current quarter is attributable to the increased volume of loans. Our current net interest margin is considered to be very good relative to our peer commercial banks in the $1-10 billion range.

On a quarterly TE basis, net interest income was $26.8 million in 2004, versus $24.6 million in 2003, for an increase in net interest income of $2.2 million, or 9.0%. This increase was the result of total interest income increasing $1.8 million, and total interest expense decreasing $.4 million. The increase of $152.8 million in the average balance of earning assets increased interest income by $4.0 million and a decrease in interest rates decreased interest income by $2.2 million, for a net increase of $1.8 million.

The annualized yield on total loans decreased from 7.38% in 2003 to 7.02% in 2004. Commercial and agriculture loans decreased in yield from 6.63% to 6.37%; real estate commercial loans decreased in yield from 7.25% to 6.74%; real estate construction and land development loans decreased in yield from 7.83% to 7.53%; real estate residential loans decreased in yield from 7.69% to 7.41%; and installment loans decreased in yield from 8.55% to 8.25%.

The yield on investments decreased from 5.19% in 2003 to 4.24% in 2004 and the yield on federal funds sold increased from .92% in 2003 to 1.38% in 2004.

Interest Bearing Liabilities
----------------------------

The increase in the average balance of interest bearing deposits of $46.0 million increased interest expense by $.4 million, and the rate paid on interest bearing deposits decreased interest expense by $1.0 million, for a net decrease of $.6 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $34.1 million increased interest expense by $414 thousand and the rates paid on these borrowings decreased interest expense by $210 thousand, for a net increase of $204 thousand.

The cost of NOW, Money Market and Sweep accounts decreased from .80% in 2003, to ..67% in 2004. Savings account costs were 1.66% in 2003, and 1.38% in 2004. Time cd's decreased in cost from 3.15% in 2003 to 2.87% in 2004. The cost of short-term borrowings increased from .55% to 1.20%, and the cost of FHLB borrowings decreased from 5.06% in 2003 to 4.57% in 2004.

NONINTEREST INCOME AND EXPENSE - September 30, 2004/September 30, 2003
----------------------------------------------------------------------

Total noninterest income decreased $204 thousand in the third quarter of 2004, or 5.9% from a year ago. Service charges increased $69 thousand to $1.2 million, or 5.9%. The increase in service charges was due to increased business service charges of $56 thousand and increased NSF/OD fees of $19 thousand. Other noninterest income increased $238 thousand or 15.4% in the current quarter. Our Trust Department's revenues were up $86 thousand and Insurance and Financial Services Department's revenues were up by $65 thousand.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Noninterest income and expenses (continued)
--------------------------------------------------------------------------------

Offsetting these increases was a decline in gain on the sale of mortgage loans of $422 thousand reflecting a slow down in secondary market operations.

The market value of trust assets at quarter-end September 2004 was $291.2 million, as compared to $250.6 million in 2003, an increase of $40.6 million, or 16.2%. Trust assets are not included in the Corporation's consolidated balance sheet.

Total noninterest expenses increased $1.1 million or 9.4% for the period. Salaries and benefits increased $914 thousand or 12.8%. During the past year, the number of employees increased by 6.3%, and the remainder of the increase represents merit raises. There were 641 FTE employees at September 30, 2004.

Occupancy expense increased $119 thousand, or 7.9%. Depreciation expense was 39% of occupancy expense for 2004 and 36% for 2003. The increase in depreciation expense of $85 thousand was the majority of the increase in this category. Other expense was up only $39 thousand year-over-year.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the third quarter was 41% for 2004 and 40% for 2003. The Corporation's ratio places it among the performance leaders in the industry.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Noninterest income and expenses (continued)
--------------------------------------------------------------------------------

The loan loss allowance, charge offs and loan recoveries are summarized as follows:



(In thousands)
--------------                              Three months   Nine months
                                               ended          ended         Twelve months
                                              Sept 30,       Sept 30,           ended
                                                2004           2004       December 31, 2003
                                           -------------- -------------- -------------------

Balance at beginning of period                   $31,099        $29,556             $28,175
Charge offs:
  Commercial and agriculture                        (363)          (510)             (1,617)
  Real estate:
    Commercial real estate                             -              -              (1,486)
    Construction and land development                  -              -                 (48)
    Residential                                     (242)          (242)               (120)
  Installment and other                             (106)          (343)               (351)
                                           -------------- -------------- -------------------
Total charge offs                                   (711)        (1,095)             (3,622)
                                           -------------- -------------- -------------------

Recoveries:
  Commercial and agriculture                         136            277                 620
  Real estate:
    Commercial                                         -            150                   6
    Construction and land development                  -             86                   -
    Residential                                       26             49                  62
  Installment and other                               19             46                  65
                                           -------------- -------------- -------------------
                                                     181            608                 753

Net charge offs                                     (530)          (487)             (2,869)
                                           -------------- -------------- -------------------

Provision for loan losses                          1,000          2,500               4,250
                                           -------------- -------------- -------------------

Balance at end of period                         $31,569        $31,569             $29,556
                                           ============== ============== ===================

Average loans for the period                  $1,921,034     $1,860,405          $1,691,051
                                           ============== ============== ===================

Ratio of net charge offs to average
  loans outstanding during the period               0.03%          0.03%               0.17%
                                           ============== ============== ===================



IMPAIRED ASSETS
---------------

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

The assessment of impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique characteristics has been identified as being impaired, the Corporation will measure the amount of the impairment. If the measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan. Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Impaired Assets (continued)
--------------------------------------------------------------------------------


Nonperforming loans and impaired assets are summarized as follows:

(In thousands)
--------------


Period ended September 30,                                2004                     2003
--------------------------                                ----                     ----

Nonaccruing loans:
  Commercial and agriculture                                     $55                     $246
  Real estate:                                                     -                        -
    Commercial                                                 6,235                    6,187
    Construction and land development                          1,853                      108
    Residential                                                7,277                    1,449
  Installment and other                                            6                       16
                                                    -----------------        -----------------
           Total nonaccruing loans                            15,426                    8,006

Other real estate owned                                        1,013                    7,544
                                                    -----------------        -----------------
           Total nonperforming assets                        $16,439                  $15,550
                                                    =================        =================
Restructured loans                                                 -                   $6,178

Total loans at end of period                              $1,943,437               $1,719,323
Total assets at end of period                             $2,233,050               $2,059,906

Total nonperforming assets to total loans                      0.85%                    0.90%
Total nonperforming assets to total assets                     0.74%                    0.75%
Total impaired assets to total assets                          0.74%                    1.05%



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

The table above reflects nonaccrual loans increased by $7.4 million to $16.4 million as of September 30, 2004. This increase was due primarily to one real estate residential loan in the amount of $6.0 million. As of quarter end this balance included 13 loans ranging in size from $6.0 million to nominal amounts. Subsequent to quarter end, two loans totaling $1.4 million were paid in full. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety-nine percent of these loans are real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Other Real Estate Owned (continued)
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED
-----------------------

OREO ended the quarter with a portfolio of two properties totaling $1.0 million. The significant decrease over the previous year's OREO balance reflects the transition of troubled assets through an orderly collection process. Since December 31, 2003 five OREO properties have been sold and closed. The remaining property is being actively managed for timely sale.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such non-performing assets.

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:


(In thousands)                                            September 30, 2004                 December 31, 2003
                                                   ---------------------------------  ---------------------------------

                                                       Amount          % of total         Amount          % of total
                                                   ----------------  ---------------  ----------------  ---------------
Commercial and agriculture                                $285,724            14.7%          $268,963            15.2%
Real estate loans:
  Commercial                                               854,918            44.0%           809,307            45.7%
  Construction and land development                        590,803            30.4%           507,872            28.6%
  Residential                                              165,087             8.5%           145,373             8.2%
Installment and other                                       46,905             2.4%            40,201             2.3%
                                                   ----------------  ---------------  ----------------  ---------------
       Total                                            $1,943,437           100.0%        $1,771,716           100.0%
                                                   ================  ===============  ================  ===============


As shown in the table above the Corporation emphasizes commercial real estate and construction and land development related lending. The commercial real estate, including construction and land development, portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are principally secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While we have had significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. To date, our lending activities have avoided those real estate sectors that have been most impacted by the current economic slump. We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of these loans.

At September 30, 2004 and 2003, we had an immaterial amount of foreign loans and no loans related to highly leveraged transactions.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Allowance for Possible Loan Losses (continued)
--------------------------------------------------------------------------------

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS
--------------------------------------------------------

For the nine months ending September 30, 2004, the reserve for possible loan loss balance totaled $31.6 million, or 1.62% of total loans, as compared to $28.7 million, or 1.67% of total loans at quarter-end 2003. Year-to-date net loan losses were $487 thousand.

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

QUANTITATIVE FACTORS

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

The Corporation has an active ongoing credit review function. When a loan has degradation in quality as evidenced by an internal watch rating its internal rating is downgraded. An assessment of these loans is performed to determine whether it is appropriate to establish a specific allocation reserve or write down as directed by FAS 114, Accounting by Creditors for Impairment of a Loan. If appropriate, such allocation reserve or write down is made. For the remainder of these loans that which no specific allocation reserve or write down is necessary we establish a background reserve. The background reserves are reviewed quarterly to determine if these background reserve percentages are appropriate.

All other loans which have not been identified with degradation in quality have background reserves based upon our experience and information concerning actual industry losses by loan types.

Every quarter certain qualitative facts are evaluated to determine if certain adjustments are indicated for any of the background reserves established. This is accomplished through an internal narrative and the tracking of statistics including but not limited to unemployment rates, historical charge offs, job growth, effects of changing interest rates, housing starts, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate owned trends.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------
         Allowance for Possible Loan Losses (continued)
--------------------------------------------------------------------------------

The allocation of the allowance for loan losses at September 30, 2004 is as follows:


                                                                Percent of Loans
(In thousands)                                                  in Each Category
                                                 Amount           to Total Loans
                                            -----------------   --------------------
Commercial and agriculture                            $9,112                  14.7%
Real Estate:
  Commercial                                          11,324                  44.0%
  Construction and land development                    5,278                  30.4%
  Residential                                          2,292                   8.5%
Installment and other                                  1,106                   2.4%
Unallocated                                            2,457
                                            -----------------   --------------------
Total                                                $31,569                 100.0%
                                            =================   ====================


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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2004 and 2003. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two years, the most prominent items are mortgage loans originated and sold. This function is dependent on the level of long-term interest rates and represents refinancing activity. As indicated, the activity in this area was approximately one-fourth of the 2004 activity. The slowing of the secondary real estate market activity so far this year is expected to continue.

Cash flows from investment activities had a major change in 2004. The purchase of AFS securities, mainly in the third quarter of 2003 was eight times that of the current period. As previously stated we had a substantial amount of liquidity going into the third quarter of 2003, and purchased over $143 million in investment securities during that period. Loan growth only required $67 million, or 2 1/2 times less than 2004's funding needs of $171 million. The degree of funding sources changed in 2004. Core deposit growth provided substantial funding for 2003, while cd's ran off by $56 million. In 2004, the bulk of the funding came from core deposits and cd's, assisted by increased net FHLB advances of $15 million.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income under various rate shocks. As of June 30, 2004 the model predicted that net interest income will increase if interest rates rise and decline if rates fall. This behavior is heavily influenced by loans going on and off interest rate floors. On a one-year horizon, if rates decline by 1%, net interest income would increase by approximately .4%, due to the convexity impact of approximately $1.5 million. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. Without the convexity assumptions, a 1% decline in rates would result in a decline in net interest income of 1.1%. Similarly, without convexity assumptions, an increase in rates by 1% would increase net interest income by 1.1%. If rates increase by 1%, net interest income will increase by 1.8% and 8.6% if rates increased 2%. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.


MANAGEMENT DOES NOT USE INTEREST RATE RISK MANAGEMENT PRODUCTS SUCH AS INTEREST RATE SWAPS, OPTIONS, HEDGES, OR DERIVATIVES, NOR DOES MANAGEMENT CURRENTLY HAVE ANY INTENTION TO USE SUCH PRODUCTS IN THE FUTURE.

CAPITAL - September 30, 2004/December 31, 2003
----------------------------------------------

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2004 was $241.9 million. This amount compares to $219.4 million at December 31, 2003, an increase of $22.5 million, or 10.2%. During the third quarter of 2004 the Corporation did not repurchase shares of common stock in the open market, but paid a third quarter dividend of $3.6 million. Please see page 11, paragraph 7, for information regarding stock repurchases.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2  Management's Discussion and Analysis of Financial Conditions and
        Results of Operations
--------------------------------------------------------------------------------
        Capital (continued)
--------------------------------------------------------------------------------

The Corporation's regulatory capital ratios as of September 30, 2004 were as follows:


                                                               Tier I              Tier 2            Leverage
                                                           (Core) Capital     (Total) Capital         Capital
                                                          -----------------   -----------------   -----------------
GAAP Capital                                                      $241,891            $241,891            $241,891
  Net unrealized (gain) loss on AFS securities                      (2,894)             (2,894)             (2,894)
Less:
    Unrealized loss on equity securities                              (294)               (294)               (294)
    Goodwill                                                        (6,476)             (6,476)             (6,476)
Add:
    Allowance for loan losses (1)                                        -              28,582                   -
                                                          -----------------   -----------------   -----------------
Total regulatory capital (numerator)                              $232,227            $260,809            $232,227
                                                          -----------------   -----------------   -----------------
Total risk weighted assets (denominator)                        $2,283,566          $2,283,566
                                                          -----------------   -----------------   -----------------
Total average assets, for the quarter
    less Goodwill (denominator)                                                                         $2,191,347
                                                          -----------------   -----------------   -----------------
Capitial as a percent of risk
  weighted assets and/or average assets                             10.17%              11.42%              10.60%
                                                          =================   =================   =================
Minimum ratio for "well
  capitalized" purposes                                              6.00%              10.00%               5.00%
                                                          =================   =================   =================
Actual at December 31, 2003                                         10.26%              11.51%              10.15%
                                                          =================   =================   =================

(1) Not to exceed 1.25% of risk weighted assets


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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures
--------------------------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) The Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of September 30, 2004, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b) Changes in Internal Controls: In the quarter ended September 30, 2004, other than the improvements described on page 24, paragraph 1, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

          Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that
          (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statement in conformity with accounting principles generally accepted in the United States of America.

          Limitations on the Effectiveness of Controls. The Corporation's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures (continued)
--------------------------------------------------------------------------------

Internal Controls over Financial Reporting. We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes internal control documentation and review under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed would benefit from improvement. These control issues are, in large part, the result of our increased size and need for documentation. The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to do so. These improvements include formalization of policies and procedures, improved segregation of duties, and additional monitoring controls.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                                                                          (d) Maximum number
                                                                                                          (or approximate
                                                                                 (c) Total number         dollar value) of
                               (a) Total number         (b) Average price      of shares (or units)      shares (or units)
                                 of shares (or           paid per share        purchased as a part of       that may be
          Period               units) purchased             (or unit)           publicly announced        purchased under the
                                                                                plans or programs         plan or programs
---------------------------  ----------------------   ----------------------  -----------------------  -----------------------
       July 1, 2004
         through
      July 31, 2004                              -             N/A                         2,332,100                  591,050
---------------------------  ----------------------   ----------------------  -----------------------  -----------------------
      August 1, 2004
         through
     August 31, 2004                             -             N/A                         2,332,100                  591,050
---------------------------  ----------------------   ----------------------  -----------------------  -----------------------
     Sepember 1, 2004
         through
    September 14, 2004                                         N/A                         2,332,100                  591,050
---------------------------  ----------------------   ----------------------  -----------------------  -----------------------
    September 15, 2004
         through
    September 30, 2004                           -             N/A                         2,332,100                  932,270
---------------------------  ----------------------   ----------------------  -----------------------  -----------------------
          Total                                  -                        -                2,332,100                  932,270
                             ======================   ======================  =======================  =======================




                                                                                   Date plan expired      Date plan
                                           Number of                                during period       was terminated
   Repurchase             Date           share (units)         Expiration            covered by            if prior
    Plan No.           announced           approved               date               above date         to expiration
-----------------   -----------------  ------------------   ------------------    ------------------  -------------------
       1               01/20/2000                990,251       09/11/2001                N/A              3/16/2000      (1)
       2               10/18/2001                989,743       10/18/2003                N/A              10/17/2002
       3               10/17/2002                943,156       10/17/2004                N/A              9/15/2004
       4               9/16/2004                 932,270        9/15/2006                N/A                             (2)
                                       ------------------
                                               3,855,420
                                       ==================



(1) Plan was cancelled on 3/16/00 due to a pending merger.
(2) Action taken to start a new plan.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the third quarter of 2004.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 5.   Other Information

          On September 15, 2004, the Board of Directors of the Corporation declared a $.20 per share fourth quarter 2004 cash dividend to shareowners of record as of October 12, 2004 and payable October 25, 2004.

Item 6.   Exhibits and Reports on Form 8-K

          (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

                 11 Computation of basic and diluted earnings per share is attached as Exhibit 11.

                 31.1   Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.1.

                 31.2   Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

                 32.1   Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

                 32.2   Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.


(a) Reports on Form 8-K:

          On July 20, 2004 the Corporation filed Form 8-K announcing second quarter 2004 earnings.

          On September 16, 2004 the Corporation filed Form 8-K announcing a fourth quarter 2004 cash dividend and approved a stock repurchase program.

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


                                        FRONTIER FINANCIAL CORPORATION



Date:  October 27, 2004                 /s/      Michael J. Clementz
       ----------------                 ---------------------------------------
                                                 Michael J. Clementz
                                                 President and CEO






Date:  October 27, 2004                 /s/      Carol E. Wheeler
       ----------------                 ---------------------------------------
                                                 Carol E. Wheeler
                                                 Chief Financial Officer