Form 10-K
period 2004-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2005-03-15
CIK 716457

FRONTIER FINANCIAL CORPORATION

MESSAGE FROM THE CHAIRMAN

To Our Shareowners, Employees, and Customers

Once again, it is a pleasure to report record annual earnings for Frontier Financial Corporation. This brings our overall record to 25 years in which earnings were at record levels, out of 26 years of operation.

Despite a challenging economic environment, we continued to produce another year of excellent financial results. We experienced success under our new management team, despite severe competition and rate increases, and I commend their efforts in continuing to keep our growth on target.

We feel strongly that we have created a culture within our organization where customer service is a priority. We refer to it as “exceeding customers’ expectations,” or offering “High Touch” service. You will see that exemplified throughout our bank each day as we do everything in our power to treat our customers with respect and dignity and provide that little extra service that is so meaningful. You can read some examples of what we consider to be “High Touch” service on the following page.

The year began with the relocation of our Kent Office to a site affording us greater visibility in the heart of town, and a new drive-up facility to better serve customers. Due to our new location, and with additions to our management and lending staff, we have experienced a great deal of growth in that office this past year.

In February, we opened our first office in downtown Seattle. Staffed by seven prominent bankers from the Seattle banking community, we made record strides into that market this year. This new office is located in the IBM Building on Fifth Avenue, and offers an outstanding presence for Frontier Bank in the downtown Seattle core.

We completed construction of our 11,000 square foot two-story office in Bellingham and, in April, relocated our existing Bellingham Office to the new Barkley Square, the center for one of the highest growth areas in Bellingham. We are extremely pleased with our new location and its accessibility to many new customers. In addition, we have obtained another branch site in downtown Bellingham, on Railroad Avenue and East Holly Street. We expect to open our second office in that city with an experienced management group in early 2005.

Also, in April, 2004, we opened a new Real Restate Office in Tacoma, headed by a seasoned Frontier Bank staff. We are very optimistic about the potential growth of this office due to the fast growing Pierce and Thurston County markets. As the economy in the entire Puget Sound region continues to improve, this has brought growth in all types of loans, especially in the real estate area. With rates at historical lows for the first half of

2004, real estate construction and land development loans continue to be a high growth area of our loan portfolio.

Net income for the year was $43.0 million, an increase of 8.7% over 2003 earnings of $39.6 million. Diluted earnings per share of $2.29 reflected an increase of $.17 or 8.0% over the $2.12 earned in 2003.

At year-end 2004, Frontier’s total assets were $2.24 billion and deposits totaled $1.80 billion, an increase of 8.1% and 7.7%, respectively. Net loans of $1.95 billion and investments of $153.5 million reflected an increase of 11.7% and a decrease of 18.3%, respectively. With the continued low rate environment, many of our investments have been called and the proceeds of the sale were used to fund the growing loan portfolio.

Return on average assets for the year was 1.98% compared to 1.96% in 2003 and return on shareowners’ equity was 18.35% compared to 19.23% in the prior year. Frontier’s efficiency ratio for 2004 was 42% compared to 41% last year. This ratio reflects the cost of producing a dollar of revenue and a lower ratio reflects a more productive organization. Based on the above ratios, Frontier continues to be among the top performing bank holding companies in the nation.

Nonperforming assets were .63% of total assets at year-end 2004, up slightly from .52% a year ago. Nonaccruing loans increased to $14.1 million at year-end compared to $6.7 million at December 31, 2003. This increase was due primarily to one real estate residential loan in the amount of $6.0 million being moved to nonaccrual status during the third quarter. Net charge-off’s amounted to $328 thousand, or .02% of average loans in 2004, compared to $2.9 million or .17% of average loans in 2003. The loan loss reserve stood at $32.7 million, or 1.65% of total loans at year-end, compared to $29.6 million, or 1.67% at the end of the prior year-end. Frontier considers the provision for loan losses adequate to cover losses inherent in the portfolio at December 31, 2004. Other real estate owned decreased from $4.2 million a year ago to zero as of the current year-end.

The primary driver of earnings growth was an increase in net interest income of $7.9 million or 8.1%. This margin expansion was attributable to the Federal Reserve Board increasing rates 25 basis points four times during the third and fourth quarter of 2004.

Reflecting this continued strong financial performance, our Board of Directors increased the cash dividend on our stock in each successive quarter during the year. The dividend of $.205 per share declared in December 2004 marked the 21st consecutive quarter in which the cash dividend has been increased. For the year ended December 31, 2004, the total return of our stock was 18.6%, including these cash dividends

On December 3, 2004 we announced a proposed purchase of 80,000 shares of Skagit State Bank stock headquartered in Burlington, Washington. Frontier made an initial purchase of 35,000 shares representing 4.95% of Skagit’s total shares outstanding as of December 31, 2003. Regulatory approval has been received, and a second purchase of

22,500 shares will take place in February 2005, representing an additional 3.2%, and a third purchase of 22,500 shares in July 2005, representing an additional 3.2%, for a cumulative total ownership of 11.3%. We feel this is a great opportunity to invest in Skagit State Bank, a franchise with the number one deposit market share in Skagit County.

Frontier is well positioned with a strong capital base, ample reserves, a quality loan portfolio, an efficient operation and a capable staff. We are optimistic about our future.

Our sincere thanks to our Board of Directors for their leadership during 2004, to our new management team, and to our employees for their dedication to offering outstanding service, and their positive support of our customers, and of each other.

Equally important, we thank you, our shareowners for your continued support. We remain your “High Touch” bank, and we welcome your referrals of customers who wish to be treated with the service, and the respect and dignity that we have offered for the past 26 years.

Sincerely,

/s/ ROBERT J. DICKSON
Robert J. Dickson
Chairman

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-15540

FRONTIER FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1223535
(State or Other Jurisdiction of Incorporated or Organization)	(IRS Employer Identification Number)

332 S.W. Everett Mall Way

P. O. Box 2215

Everett, Washington 98203

(Address of Principal Executive Office) (Zip Code)

(425-514-0700)

(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☒    No  ☐

The aggregate market value of common stock held by nonaffiliates at February 28, 2005 was $736,745,955 based on the last reported sale price at February 28, 2005.

The issuer has one class of common stock (no par value) with 18,745,185 shares outstanding as of December 31, 2004, and 18,837,713 shares outstanding as of February 28, 2005.

Documents Incorporated by Reference

Annual Report to Shareowners for the year ended December 31, 2004

Proxy Statement dated March 14, 2005

i

PART I

ITEM 1 – BUSINESS

Frontier Financial Corporation (“FFC” or “the Corporation”) is a Washington corporation which was incorporated in 1983 and is registered as a financial holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the “Bank”), issuing its common stock in an exchange for the Bank’s common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank.

The Bank

Frontier Bank is a Washington state-chartered commercial bank that is a member of the Federal Reserve System, with its headquarters located in Everett, Snohomish County, Washington. It was founded in September 1978 by Robert J. Dickson and local business persons. The Bank is an “insured bank” as defined in the Federal Deposit Insurance Act.

Location of Principal Market Areas

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. As of December 31, 2004, the Bank conducted its business operations out of 38 offices located in Clallam, Jefferson, King, Kitsap, Pierce, Skagit, Snohomish, and Whatcom counties, which is the Bank’s principal market area. Four offices are located in Everett, one office each is located in Arlington, Duvall, Snohomish, Smokey Point, Lake Stevens, Kirkland, Marysville, Lynnwood, Mill Creek, Mount Vernon, Edmonds, Stanwood, Bothell, Woodinville, Monroe, Lake City (Seattle), Totem Lake, Tacoma, Kent, Redmond, Burlington, Bellingham and four offices located in Pierce county in the cities of Sumner, Puyallup, Orting and Buckley. In addition, the following eight branches are located in Clallam, Jefferson and Kitsap counties; two branches in Poulsbo, and one each are in Bainbridge Island, Port Angeles, Port Townsend, Sequim and Silverdale. Acquired in the merger with Interbancorp, Inc. (InterBank) which was consummated in February 2001, were three branches located in King County in the cities of Duvall, Kirkland and Totem Lake.

Banking Services

The Bank provides a full range of consumer banking services including savings accounts, checking accounts, installments and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services. In addition to consumer-oriented activities, the Bank maintains a strong commercial lending program, servicing businesses headquartered in the Bank’s principal market area.

Frontier’s loan portfolio consists of primarily of loans secured by real estate, although emphasis is also placed on commercial and agriculture loans, consumer installment loans and bankcard loans. At December 31, 2004, real estate category loans comprised 82% of the portfolio, while commercial and agriculture loans made up 15% of the portfolio and installment and bankcard loans were 3%. Loans totaled $1.97 billion, and were 110% of deposits. Almost all of these loans were to borrowers within the Bank’s principal market areas. See page 15 for loan category amounts for the last five years.

Commercial and Agriculture Loans

This category of loans includes both commercial and agriculture loans used to provide working capital or for specific purposes, such as to finance the purchase of fixed assets, equipment or inventory. Commercial loans include lines of credit and term loans. Lines of credit are extended to businesses based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the base rate or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance a businesses purchase. Commercial term loans generally mature within one to five years. They may be collateralized by the asset being acquired or other available assets. These term loans will generally bear interest that either floats with the base rate or another established index or is fixed for the term of the loan. Agricultural loans consist of farm related credits used to finance operating expenses. These loans generally have terms of one year and bear interest that either floats with the base or is fixed for the term of the loan. These loans are generally collateralized by farm related assets including; land, equipment, crops or livestock.

Real Estate Loans

Real estate loans represent the largest share of our loan portfolio. These loans are comprised of construction loans, commercial term loans and home mortgages. The construction and land development loan portfolio is comprised of three types:

•	Loans for construction of residential and commercial income-producing properties that generally have terms of less then two years and typically bear an interest rate that floats with the base rate.

•	Loans for construction of single-family spec and owner-occupied properties that generally have terms of one year or less and typically bear an interest rate that floats with the base rate.

•	Land development used for either residential or commercial purposes. These loans generally have terms of one year or less and typically bear an interest rate that floats with the base rate.

Our real estate commercial term loans finance the purchase and/or ownership of income producing properties. These loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Interest rates will either be fixed or variable. Fixed rates loans typically reprice with one to five years.

Mortgages loans include various types of loans for which real property is held as collateral. These loans, collateralized by one to four family residences, will typically have maturities between one and five years with amortization schedules ranging from 10 to 20 years. Mortgage loans will be written with both fixed and variable rates.

In addition to home mortgages held in our portfolio the Bank is active in originating and selling mortgages into the secondary market. The Bank offers a variety of products for refinancing and purchases and is approved to originate FHA and VA loans. The majority of loans originated in 2004 were fixed rate single-family loans. Total loans sold in 2004 were approximately $65.8 million. Servicing is sold with the loan. Funding requirements for these loans is very minimal as few of these loans originated through this operation are retained for investment.

Installment Loans

We provide loans for personal use including: auto loans, boat loans, home improvement loans, revolving lines of credit, VISA credit cards and other loans typically made by banks to individual borrowers. These loans generally have terms ranging from one to five years, with up to 20-year amortizations and are written with both fixed and variable rates.

Investments

From time to time, the Bank acquires investment securities when funds acquired through deposit activities exceed loan demand. When excess funds are considered temporary in nature by management, they are typically placed in federal funds sold to correspondent banks, which are approved by the Board of Directors, on an overnight basis. This type of investment is not considered desirable, as the interest rate earned on these funds is minimal in nature. When funds are considered longer term, they are generally invested in securities purchased in the open market. At December 31, 2004 the Bank had investments totaling $148.2 million in amortized cost. U.S. Agency bonds comprised 34% of the portfolio and corporate bonds made up 29%. Please see Note 2, page 10 of our 2004 Annual Report for details on the makeup of the portfolio. The Bank has an investment policy that generally permits purchasing securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization. The policy also provides for maturity patterns, diversification of investments and avoidance of concentrations within the portfolio.

Deposit Activities

The Bank’s primary source of funds has historically been customer deposits. The Bank offers a variety of accounts designed to attract both short-term and long-term deposits from its market area. These accounts include NOW, money market, sweep accounts, savings and certificates of deposit. Interest rates paid on these account vary from time to time and are based on competitive factors and liquidity needs. One of the goals of management is to maintain noninterest-bearing deposits at the highest level possible. These are low cost funds and help to increase the net interest margin. Over the last three years, noninterest-bearing accounts have grown from 15.2% of total deposits in 2002 to 17.4% of total deposits in 2004.

Other Funding Sources/FHLB Advances

The Bank has other funding sources such as FHLB advances, federal funds purchased and repurchase agreements. The major source of funds in this area is advances from the FHLB of Seattle. Although this source of funding can be more costly than deposit activities, large portions of funds are available very quickly for meeting loan commitments. The Bank’s line of credit with the FHLB is 15% of assets and is collateralized by qualifying first mortgage loans, qualifying commercial real estate and government agency securities. The Bank, as of December 31, 2004, has FHLB advances totaling $175.1 million (please refer to page 14 of the Annual Report to Shareowners for detail regarding these advances). These advances were collateralized with $144.3 million in qualifying first mortgages, other certain assets, a blanket filing on our commercial real estate portfolio and the remainder was secured by stock in FHLB. No commercial real estate or government securities were pledged at year-end. The unused portion of this credit line at December 31, 2004 was $157.0 million.

Other Banking Services

At the end of 1983, the Bank began to offer a discount brokerage service to its customers. In September of 1984, the Bank opened its Real Estate Division, offering a broad range of home, construction and commercial long-term financing. The Trust Department opened for business in March of 1985. This department offers a full array of trust services to its customers. In May 1988, the Bank opened a Private Banking Office to give personal service to high net worth customers. In August 1989, the Bank acquired, through a merger, three banking office of Citizens Bank of Snohomish County, and a real estate origination department. In January 1991, the Bank opened an office in Mill Creek, providing a full range of consumer banking services.

In March 1991, the Bank opened an Insurance and Investment Center that markets annuities, life insurance products, and mutual funds to Bank customers and the general public. In July 1992, the Bank opened its Stanwood Office. In November 1992, the Bank acquired through merger, Edmonds National Bank, which had one office. In July 1993, the Bank acquired through merger, The Bank of Northshore, which had two offices located in Bothell and Woodinville, King County, Washington. This merger marked the first time the Bank branched outside of Snohomish County. In October 1993, FFP, Inc. a bank premises holding company subsidiary, purchased land for construction of the Administrative offices which were relocated from the Evergreen Way Office. This building was placed in service in 1995. In June 1995, the Bank opened an office in Monroe, providing a full range of consumer banking services. In August 1996, the Bank opened the Lake City Office, (North Seattle) and in December 1996 opened its first office in Skagit County, in Burlington. In May 1997, the Bank opened an office in Redmond, Washington. This is the Bank’s first office in eastern King County.

In December 1998, the Bank acquired, through merger, the Bank of Sumner, with four offices, and a real estate origination department. These offices provide a full range of consumer and commercial banking services. In July 1999, the Bank opened its Bellingham office, which is the Bank’s first office in Whatcom County. In September 1999, the Bank opened its Mount Vernon office which is the Bank’s second office in Skagit County. In December 1999, FFP Inc., purchased property and a building two miles south of the current Administrative Building for the Bank’s Operations Center which began use in the second quarter of 2001. In July 2000, the Bank acquired, through merger, North Sound Bank, with eight offices, a real estate origination department and a financial services company. These offices provide a full range of consumer and commercial banking services. In May 2001, the Bank opened an office in Kent, Washington, which is south of Seattle.

In February 2001, the Bank acquired, through merger, Inter Bank, with two operating offices and one office approved but not yet opened, which has subsequently been opened for business. Additionally, Inter Bank had a real estate origination office. These offices provide a full range of consumer and commercial banking services.

In February of 2004, the Bank opened a full service banking office in downtown Seattle, its only office in the metropolitan area of Seattle. In April 2004, the Bank opened a Real Estate Office in Tacoma, Pierce County, which makes commercial and residential property loans. A second full service banking office in the city of Bellingham is scheduled for opening in March 2005.

Employees

At December 31, 2004, the Bank had 643 full time equivalent employees. The Bank considers its relations with employees to be good.

Competition

All phases of the Bank’s activities are highly competitive. Management believes that the principal competitive factors affecting the Corporation’s markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 2004, the Corporation had total assets of $2.243 billion and deposits of $1.796 billion.

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

Introduction

FFC, its banking and nonbanking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

As discussed in more detail below, this regulatory environment, among other things, may restrict FFC’s ability to diversify into certain areas of financial services and pay dividends on its capital stock. It may also require FFC to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Holding Company Structure

FFC is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As part of a plan of reorganization consummated following the close of business on September 30, 1983, FFC acquired all of the stock of Frontier Bank (the “Bank”), issuing its common stock in an exchange for the Bank’s common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank. Effective October 28, 2000, FFC became a financial holding company.

Source of Strength Doctrine. Under current FRB policy, FFC is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank.

Capital loans from FFC to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of FFC’s bankruptcy, any commitment by FFC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The Federal Deposit Insurance Act (“FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogate of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including FFC, with respect to any extensions of credit they have made to such insured depository institution.

Regulatory Agencies

Bank Holding Company. FFC, as a bank holding company, is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board) (“FRB”) under the Bank Holding Company Act. As of October 28, 2000, FFC became a financial holding company under the Bank Holding Company Act.

Subsidiary Bank. FFC’s subsidiary bank, Frontier Bank, is a Washington state-chartered commercial bank. Effective October 7, 2002, Frontier Bank became a member bank of the Federal Reserve System. As a Federal Reserve System member, Frontier Bank is subject to supervision and examination by applicable federal and state bank agencies, primarily the Federal Reserve, but also the Federal Deposit Insurance Corporation (“FDIC”) and the Division of Banks of the Department of Financial Institutions for the State of Washington (the “Division”).

Bank Holding Company Activities

“Financial in Nature” Requirement. As a bank holding company that has elected also to become a financial holding company pursuant to the Bank Holding Company Act, FFC may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

FRB approval is not required for FFC to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before FFC may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

If the subsidiary bank of FFC receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, FFC will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

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

Deposit Insurance Assessments

Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of FFC’s depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the BIF assessment rate could have a material adverse effect on FFC’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of 2002 at approximately $.0154 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

Securities Registration and Reporting

FFC common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements and other information filed by FFC under that Act can be inspected and copied at or obtained from the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. FFC is an electronic filer with the SEC, and the FFC filings may be obtained at the SEC website (http://www.sec.gov). In addition, the securities issued by FFC are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

NASD

FFC common stock is traded on the Nasdaq market under the symbol FTBK. The National Association of Securities Dealers (“NASD”) is the self-regulatory organization of the Nasdaq Market. FFC is subject to the rules of the NASD.

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

Fiscal and Monetary Policies

FFC’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. FFC is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of FFC.

Privacy Provisions of Gramm-Leach-Biley Act

Under the Gramm-Leach-Biley Act (“GLB Act”), federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

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

THE BANK

GENERAL. Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see “Restrictions on Capital Distributions” below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

FFC’s subsidiary bank, Frontier Bank, is a Washington state-chartered commercial bank that is a member bank of the Federal Reserve System. All member banks of the Federal Reserve are required to purchase Federal Reserve stock, and to comply with the safety and soundness regulations. As a Federal Reserve System member, Frontier Bank is subject to supervision and examination by applicable federal and state banking agencies, primarily the Federal Reserve, but also the FDIC and the Division. The Bank is also subject to regulation and examination by the FDIC which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareowners of such institutions or their holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness including: internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital, and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements; restrict the activities of “undercapitalized banks” to borrow from the FRB’s discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 20 percent of capital. As of December 31, 2004 the Bank was in compliance with applicable loans-to-one borrower requirements.

FDIC INSURANCE. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the Bank Insurance Fund (“BIF”), based on their risk.

On September 30, 1996, the Deposit Insurance Fund Act of 1996 (“Funds Act”) was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal.

The Funds Act, for the three-year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation (“FICO”) premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points).

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

CAPITAL ADEQUACY REQUIREMENTS. The FRB and the FDIC (collectively, the “Agencies”) have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareowners’ equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, gains or losses on available for sale securities and the allowance for losses on loans. Total capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debts and intermediate term preferred stock and the allowance for losses on loans up to 1.25 percent of risk-weighted assets. The Bank has not received notice indicating that it will be subject to higher capital requirements.

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain “prompt corrective action” when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) “well-capitalized”, (2) “adequately capitalized”, (3) “undercapitalized”, (4) “significantly undercapitalized”, and (5) “critically undercapitalized.” To qualify as “well capitalized” an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being “adequately capitalized” (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2004, the Bank was well capitalized and maintained a leverage ratio of 10.03 percent, a risk-based Tier 1 capital ratio of 9.72 percent, and a risk-based total capital ratio of 10.97 percent.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Dividends paid to FFC by the Bank are a material source of FFC’s cash flow. Various federal and state statutory provisions limit the amount of dividends the Bank is permitted to pay to FFC without regulatory approval.

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

INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) generally permits nationwide interstate banking and branching by relaxing federal law restrictions on interstate banking and providing general authorization for interstate branching. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks. Additionally, since June 1, 1997, the Interstate Act permits interstate bank mergers subject to these state laws, unless the home state of either merging bank has “opted-out” of these provisions by enacting “opt-out” legislation. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also “opt-in” to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

In 1996, Washington enacted “opting-in” legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5 percent of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirement of Washington’s interstate banking statute are met, and either: (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Director of the Division of Financial Institutions may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

The agencies recently adopted regulations, under which banks are prohibited from using their interstate branches primarily for deposit production. The Agencies have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

REGULATORY IMPROVEMENT. In 1994, Congress enacted the Community Development and Regulatory Improvement Act (“Regulatory Improvement Act”), with the intent of, among other things, reducing the regulatory burden on financial institutions. This Act is intended to streamline certain regulatory procedures and relax certain regulatory compliance requirements. In addition, the Regulatory Improvement Act specifically directs each federal banking agency to review and streamline its regulations and written supervisory policies.

Effect of Governmental Policies. The Bank is affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States Government and various agencies, particularly the Federal Reserve System. In its role of implementing its monetary policy, the Federal Reserve Board has the power to regulate the national supply of bank credit through such methods as open market operations in the United States Government securities markets, control of the discount rate on member bank borrowings, and establishment of reserve requirements against bank deposits. These means are used in varying combinations and have an influence over the growth of bank loans, investments, and deposits. They may also affect interest rates charged on loans or paid on deposits. The nature and timing of future changes in monetary policies and their impact on the Bank are not predictable. As a consequence of extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by Federal legislation and regulations which may have the effect of increasing the cost of doing business or limiting permissible activities.

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for issuance under the Corporation’s plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	553,188	$30.87	187,256	(A)
Equity compensation plans not approved by security holders	120,000	N/A	54,547	(B)

	673,188		241,803

(A)	Consists of FFC Incentive Stock Option Plan.

(B)	Consists of FFC 1999 Employee Stock Award Plan and 2001 Stock Award Plan.

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank. For further details, please see page 24 of this Form 10-K Report, “Properties.” It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Recent Stock Purchase

In December 2004, the Corporation purchased 4.95% of the common stock of Skagit State Bank, located in Burlington, Washington, which is approximately 44 miles north of Everett in Skagit County. Subsequent to this investment, the Corporation applied to the Board of Governors of the Federal Reserve System to purchase up to 20% of Skagit State. Approval was received in February 2005 and the Corporation has since purchased an additional 3.2% for a total ownership of 8.13%. In accordance with the terms of an agreement entered into with the private investor, the Corporation will purchase an additional 22,500 shares in July 2005, representing an additional 3.2%, for a cumulative total ownership of 11.3%. Additional shares may be purchased from time to time up to the 20% authorized.

Share Repurchase Program

In January 2001 the Board announced the adoption of a stock repurchase program authorizing the Corporation to repurchase up to 5% of its outstanding stock in the open market. On October 17, 2001 the Board of Directors authorized to repurchase an additional 5% of outstanding common stock under the plan. On October 17, 2002 the Board of Directors authorized to repurchase an additional 5% of outstanding common stock under the plan. The plan expired October 2004 and a fourth plan to repurchase up to 5% of outstanding common stock was approved by the Board of Directors on September 16, 2004, for a period not to exceed two years. The Corporation has repurchased 361,800 and 473,500 shares in 2003 and 2002. There have been no shares repurchased since 2003 and there were 932,270 shares remaining under the current plan at December 31, 2004.

Treatment of Goodwill

The Corporation has goodwill which was recorded in connection with acquisitions over the years. Prior to January 1, 2002, the Corporation amortized goodwill over 20 years. Upon the implementation of Statement of Financial Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, on January 1, 2002 the Company ceased amortization of goodwill. SFAS 142 requires the Corporation to test the goodwill for impairment at least annually. The Corporation tested its goodwill and found no impairment during 2004. The Corporation uses the fair market value approach to determine if there has been any impairment.

Availability of Filings

You may access, free of charge, copies of the following reports of FFC on its investor relations page at www.frontierbank.com or on the SEC’s website at www.sec.gov (except for the Code of Ethics Policy):

1) Annual Reports on Form 10-K; and

2) Quarterly Reports on Form 10-Q.

3) Code of Ethics Policy

These documents are posted on the SEC’s website, generally within twenty-four hours after FFC files these documents electronically with the Securities and Exchange Commission.

Forward-Looking Statement

The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Corporation may make certain statements in future SEC filings, in press releases, and in oral and written statements made with the Corporation’s approval that are not statements of historical fact and may constitute forward-looking statements. Forward-looking statements may relate to, without limitation the Corporation’s financial condition, results of operations, plans, objectives, future performance or business.

Forward-looking statements are identified by the fact that they do not relate only to historical or current facts. Sentences containing words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “should”, “projected”, or similar words may constitute forward-looking statements, but are not the only means to identify these statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry.

Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from estimated or projected results. Factors that could cause this difference—many of which are beyond the Corporation’s control—include the following, without limitation: interest rate trends may differ than expected; loan delinquency rates may be significantly higher than expected; the general state of the economy in Washington state and the United States as a whole could be worse than expected; competitive pressures among financial institutions could increase significantly; and changes in laws and regulations could adversely affect the Corporation.

STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

	Form 10-K Page	Annual Report Page
I. Distribution of Assets, Liabilities and Shareowners’ Equity; Interest Rates and Interest Differential:
A. Consolidated Average Balance Sheets/Interest Income and Expense/Rates		42
B. Changes in Net Interest Income and Expense due to Rate and Volume		43

II. Investment Portfolio
A. Analysis of Investment Securities at Year-end	14	9 - 11
B. Maturity Distribution of Investment Securities	14	11

III. Loan Portfolio
A. Types of Loans	15	12 - 13
B. Loan Maturities and Sensitivity to Changes in Interest Rates	15	12, 31, 33 – 34, 37
C. Risk Elements	16 - 17
D. Concentrations of Credit	21 - 22

IV. Summary of Loan Loss Experience
A. Analysis	20
B. Allocation of Allowance for Possible Loan Losses	20 - 21

V. Deposits
Average Interest and Noninterest Bearing Deposit Balances		42

VI. Return on Equity and Assets
Significant Financial Ratios	27

VII. Short-term Borrowings	23

Analysis of Investment Securities

The aggregate amortized recorded values of investment securities at December 31 are as follows:

(In thousands)	2004 Amortized Cost	2003 Amortized Cost	2002 Amortized Cost
U.S. Treasuries	$15,704	$251	$251
U.S. Agencies	49,738	67,903	1,665
Municipal Bonds	6,051	10,705	21,169
Corporate Bonds	44,214	77,029	85,838
Equities	32,518	26,653	19,889
Certificates of Deposit		—	8,000

	$148,225	$182,541	$136,812

Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2004. Taxable equivalent values are used in calculating yields assuming a tax rate of 35%.

(In thousands) (Amortized cost used)	Within 1 Year/ Yield	After 1 Yr But Within 5 Years/ Yield	After 5 Yrs But Within 10 Years/ Yield	After 10 Years/ Yield	Totals & Weighted Average Yield
U.S. Treasury	$15,453	—	—	$251	$15,704
	1.77%	—	—	7.16%	1.86%
U.S. Agencies	—	$47,738	$2,000	—	49,738
	—	3.44%	3.00%	—	3.42%
Municipal Bonds	925	4,603	478	45	6,051
	7.90%	7.14%	8.70%	7.77%	7.38%
Corporate Bonds	24,749	15,418	—	4,047	44,214
	5.26%	3.96%	—	10.16%	5.26%
Equities	32,518	—	—	—	32,518
	3.66%	—	—	—	3.66%

	$73,645	$67,759	$2,478	$4,343	$148,225

	3.85%	3.81%	4.10%	9.96%	4.01%

As of December 31, 2004 and 2003, the Corporation held FHLB bonds that had a book value of $34.0 million and $47.0 million and a market value of $33.8 million and $46.9 million, respectively. The FHLB announced in December 2004 that it would not repurchase any stock until further notice.

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In thousands)	2004	2003	2002	2001	2000
Commercial and agriculture	$301,961	$268,963	$272,440	$316,947	$283,287
Real estate commercial	848,737	809,307	758,826	659,982	585,283
Real estate construction and land development	608,421	507,872	443,461	412,501	335,667
Real estate mortgage	165,063	143,420	127,976	134,233	126,309
Installment	50,057	40,201	47,217	47,833	47,221

	$1,974,239	$1,769,763	$1,649,920	$1,571,496	$1,377,767

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the amounts and maturity analysis of loans outstanding as of December 31, 2004. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

	Maturity
(In thousands)	Within 1 Year	1 - 5 Years	After 5 Years	Total
Commercial and agriculture	$168,821	$124,332	$8,808	$301,961
Real estate commercial	50,566	486,282	311,889	848,737
Real estate construction and land development	465,456	134,162	8,803	608,421
Real estate mortgage	43,984	90,776	30,303	165,063
Installment	13,969	14,579	21,509	50,057

	$742,796	$850,131	$381,312	$1,974,239

Loans maturing after one year with:

	1 - 5 Years	After 5 Years
Fixed Rates	$668,319	$90,245
Variable Rates	181,812	291,067

	$850,131	$381,312

It is not uncommon to rollover loans at the maturity period, provided that the rate and terms of the loan conform to the current policy.

Loan Administration

The credit approval process at the Bank provides for the prompt and thorough underwriting and approval or decline of loan requests. The method used is a step process based on assigned lending limits. Approval process includes authority assigned to individual officers and an internal loan committee. Lending authority is also assigned to the Bank’s Directors’ Loan Committee to approve the Bank’s largest credit relationships up to the legal lending limit of the Bank.

Credit Review personnel conduct continuous reviews to ensure the loan portfolio remains in compliance with our lending policies and safe and sound practices. They provide ongoing reporting to management regarding credit weakness and policy exceptions. Quarterly reports are prepared for submission to Senior Management, and the Director’s Audit Committee, which detail levels of exceptions and follow-up corrective actions.

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

The reviews, examinations and actions described above are in addition to the periodic examinations by federal and state regulatory agencies, as well as the Bank’s internal audit department and the Bank’s outside public accounting firm.

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

It is the Bank’s practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be reliable.

Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate increased in 2004 to $14.1 million, from $10.9 million in 2003. Management monitors delinquencies monthly and reports are prepared for the Board of Directors review. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately when presented to the Board. The current level of nonperforming assets represents a 30% increase by dollar amount from the previous year.

On the following table the dollar amount of loans past due 90 days or more whether accruing or not, past due, and other real estate owned as a percentage of total loans was .71%, .61%, and 1.14%, for year-end 2004, 2003 and 2002, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower’s financial situation improves.

The Bank ended the year holding six nonaccruing loans with a combined balance of $14.1 million. This compares to previous year-end balance of $6.7 million consisting of 13 loans. Two loans, totaling $11.1 million, make up 79% of our year-end balance. One of these two loans, totaling $5.1 million, has resumed repayment and will likely be shifted to restructured loans in 2005. All of the nonaccrual loans are secured by real estate. Aggressive collection efforts are underway.

Loans past due 90 days or more and still accruing, nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

(In thousands)	2004	2003	2002	2001	2000
Commercial and agriculture	—	$120	$909	$1,232	$1,039
Real estate commercial	$6,847	6,187	6,898	5,111	372
Real estate construction and land development	356	—	1,783	4,045	1,281
Real estate mortgage	6,904	344	2,291	930	1,239
Installment	—	43	554	133	95

Total nonaccruing loans	14,107	6,694	12,435	11,451	4,026
Other real estate owned	—	4,162	6,532	769	256

Total nonperforming assets	$14,107	$10,856	$18,967	$12,220	$4,282

Restructured	—	$6,178	$6,178	$6,200	—

Total loans at end of period	$1,974,239	$1,769,763	$1,649,920	$1,571,496	$1,377,767

Total assets at end of period	$2,243,396	$2,075,793	$1,943,727	$1,806,740	$1,690,818

Total nonperforming assets to total loans (1)	0.71%	0.61%	1.14%	0.78%	0.31%
Total nonperforming assets to total assets (1)	0.63%	0.52%	0.98%	0.68%	0.25%
Total impaired assets to total assets (1)	0.63%	0.82%	1.29%	1.02%	0.25%

(1)	For consistency with prior years filings, percentage calculated includes RE loans held for resale in total loans.

There are certain amounts of interest collected on the loans that is included in income, and amounts that have not been accrued which are indicated in the following table:

(In thousands) At December 31,	2004	2003	2002	2001	2000
Total interest income which would have been recorded during the period under original terms of loans above	$925	$443	$1,400	$958	$407
Portion of interest income included in net income for the period	$350	$429	$774	$1,600	$284
Commitments for additional funds related to loans above	-0-	-0-	-0-	-0-	-0-

Loan Charge Off’s

It is the bank’s policy to aggressively review questionable loans for charge-off. The Bank adheres to all regulatory, accounting, and legal requirements regarding the writing off of loans.

Other Real Estate Owned

OREO is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

The Bank had no OREO total to report at year-end December 31, 2004. Previous year-end OREO balance total $4.2 million or .2% of total assets. The change in OREO total is a reflection of our aggressive collection efforts resulting in an orderly transition of assets from acquisition, through foreclosure, and sale.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.

The table below shows the carrying value of OREO at December 31st:

(In thousands)	2004	2003	2002	2001	2000
Other real estate owned	—	$4,162	$6,532	$769	$256

Allowance For Loan Losses – Qualitative Factors

The allowance for loan losses was $32.7 million, or 1.65% of loans at December 31, 2004. This compares to $29.6 million, or 1.67% at December 31, 2003, and $28.2 million, or 1.70% at December 31,2002. Net charge-offs’s as a percentage of average loans improved to .02% in 2004, from .17% in 2003 and .28% in 2002. The allowance for loans as a percentage of nonperforming loans decreased to 232% in 2004 from 272% in 2003. An improving economy, and positive credit performance trends, is reflected in year-end 2004 reserves of 1.65% and net charge off’s of $328 thousand. An uncertain economic environment and increasing delinquencies supported the higher loan loss reserve for year-end 2003 and 2002.

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

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last two years, mainly due to loan portfolio quality.

Summary of Loan Loss Experience

The following table provides an analysis of net losses by loan type for the last five years at December 31:

(In thousands)	2004	2003	2002	2001	2000
Balance at beginning of year	$29,556	$28,175	$26,358	$21,907	$21,007
Provision charged to operating expense	3,500	4,250	6,300	13,600	1,007
Loans charged-off:
Commercial and agriculture	(612)	(1,617)	(2,564)	(10,044)	(518)
Real estate commercial	—	(1,486)	(1,774)	(115)	—
Real estate construction and land development	—	(48)	(23)	(178)	(100)
Real estate mortgage	(387)	(120)	(211)	(90)	(159)
Installment	(413)	(351)	(537)	(266)	(156)

Total charged-off loans	(1,412)	(3,622)	(5,109)	(10,693)	(933)
Less recoveries:
Commercial and agriculture	741	620	482	297	598
Real estate commercial	176	6	—	426	59
Real estate construction and land development	60	—	49	6	24
Real estate mortgage	51	62	22	136	91
Installment	56	65	73	27	54

Total recoveries	1,084	753	626	892	826
Net charge-offs	(328)	(2,869)	(4,483)	(9,801)	(107)
Reserve acquired in merger		—	—	652	—
Balance at end of year	$32,728	$29,556	$28,175	$26,358	$21,907

Total loans at end of period	$1,974,239	$1,769,763	$1,649,920	$1,571,496	$1,377,767
Daily average loans	$1,887,528	$1,691,051	$1,601,037	$1,524,181	$1,327,699
Ratio of net charged-off loans during period to average loans outstanding (1)	0.02%	0.17%	0.28%	0.64%	0.01%

Loan loss reserve as a percentage of total loans (1)	1.65%	1.67%	1.70%	1.67%	1.59%

(1)	For consistency with prior years filings, percentage calculated includes RE loans held for resale in total loans.

Allocation of Allowance for Loan Losses

Based on certain characteristics of the portfolio, potential losses can be anticipated for major loan categories. In the following table, the allowance for loan losses at year-end, for the last five years, has been allocated among major loan categories based primarily on their historical net charge-off experience, along with consideration of factors such as quality, volume, anticipated economic conditions and other business considerations.

(In thousands, except percents)	2004 Reserve	Loan Category Percent	2003 Reserve	Loan Category Percent	2002 Reserve	Loan Category Percent	2001 Reserve	Loan Category Percent	2000 Reserve	Loan Category Percent
Commercial and agriculture	$9,658	15.3%	$13,465	15.2%	$14,728	16.4%	$13,925	20.1%	$11,085	20.6%
Real estate commercial	11,489	43.0%	8,948	45.7%	7,472	45.8%	6,965	41.9%	6,146	42.5%
Real estate construction land development	1,668	30.8%	937	28.6%	813	26.7%	787	26.2%	684	24.3%
Real estate mortgage	4,341	8.4%	2,084	8.2%	1,631	8.2%	1,643	8.8%	1,599	9.2%
Installment	461	2.5%	376	2.3%	235	2.9%	340	3.0%	150	3.4%
Standby and letters of credit	215		157		138		113		94
Undisbursed	2,196		1,611		1,417		1,160		964
Unallocated	2,700		1,978		1,741		1,425		1,185

	$32,728	100.0%	$29,556	100.0%	$28,175	100.0%	$26,358	100.0%	$21,907	100.0%

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to change the allowance based upon their judgment at the time of their examination. It is the Bank’s policy to be in compliance with all accounting and regulatory standards related to loan loss reserves and all accounting policies promulgated by GAAP.

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last five years, mainly due to mergers with institutions which had a lower reserve comparably, and due to loan portfolio quality.

Effects of Changing Interest Rates

A review of the past 12 months shows that the tax equivalent net interest margin began the year 2004 at 5.12% (quarter ended December 31, 2003). The margin then declined to 5.02% for the first quarter but increased to 5.05% in the second quarter, increased in the third quarter to 5.15% and 5.32% for the fourth quarter. The Corporation increased its key lending index 25 basis points in August, September, November and December. However, the improvement in the net interest margin was more attributed to continued decline in the cost of funds during the first three quarters of the year. The Corporation dropped its key lending index 25 basis points in the third quarter 2003 and the FRB dropped interest rates three times during the year 2002 in February, April and November. The impact of these movements contributed to the narrowing of the margin in all but the fourth quarter 2003 and the second, third, and fourth quarters of 2004. In the two years previous to 2003 we saw the net interest margin increase from 4.90% to 5.38% in 2002.

Concentrations of Credit

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

The following chart indicates the amount of those loans, and as a percent of total loans for the period:

(In thousands) At December 31,	2004	2003	2002	2001	2000
Real estate commercial	$848,737	$809,307	$758,826	$659,982	$585,283

Real estate construction and land development	608,421	507,872	443,461	412,501	335,667

Total loans at end of period	$1,974,239	$1,769,763	$1,649,920	$1,571,496	$1,377,767

Real estate commercial loans as a percent of total loans (1)	43.0%	45.7%	46.0%	42.0%	42.5%

Real estate construction loans as a percent of total loans (1)	30.8%	28.7%	26.9%	26.2%	24.4%

(1)	For consistency with prior years filings, percentage calculated includes RE loans held for resale in total loans.

Trends in Volume and Terms of Loans

Average loans for the year 2004 were $1.887 billion, representing an increase of $196.5 million, or 11.6% over the average balance for 2003. Average loans for 2003 totaled $1.691 billion representing an increase of $90.0 million, or a 5.6% increase over 2002 average loans outstanding. Loans did show favorable increases throughout 2004. Growth substantially increased over prior years increases mainly due additional lending staff. Terms of loans have remained competitive and within policy guidelines.

Conclusion of Qualitative Factors

The allowance for loan losses is the amount, which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management’s evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics. Based upon actual historical loan loss rates the loan loss reserve may appear to be somewhat larger than might be necessary, however our analysis included subjective factors that cause us to believe the reserve is adequate, but not unduly conservative.

Off Balance Sheet Arrangements

In the ordinary course of business, Frontier has entered into off-balance sheet financial instruments consisting of commitments for the extension of credit, credit card commitments, letter of credit commitments, home equity lines and standby letters of credit. These instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The following table summarizes the amount of commitments as of December 31, 2004:

(In thousands)
Home equity lines	$16,189
Credit cards	29,799
Commitments to fund real estate loans, secured by real estate	152,814
Commitments to fund real estate loans, not secured by real estate	-0-
Financial standby letters of credit	23,721
Performance letters of credit	3,189
Undisbursed loans:
Real estate construction	228,538
Revolving commercial	118,277
Other	64,278

$636,805

Commitments to extend credit and letters of credit are written for one year, or have a call in one year. The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms. A fee is charged for all commitments to lend. Due to the Bank’s underwriting policies, there have been no losses associated with these commitments.

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2004, 2003, and 2002 please refer to page 42 of 2004 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2004 are shown below:

(In thousands)
3 months or less	$96,777
Over 3 months through 6 months	19,483
6 months through 12 months	73,294
Over 12 months	93,918

$283,472

The following table represents the noninterest and interest-bearing deposit accounts that will mature or reprice in one year or less as compared to the past year:

(In thousands)	2004	2003	Dollar Change	Percent Change
Demand deposits	$313,275	$271,389	$41,886	15.4%
Now, money market and sweep accounts	270,894	251,376	19,518	7.8%
Savings certificates	642,434	625,843	16,591	2.7%
Time deposits	370,722	325,521	45,201	13.9%

Although 65% of our time deposit portfolio will mature within the next year, we feel that cash flows are sufficient to support operations for the foreseeable future. Over the past year, we have had the ability to retain and grow each category of our deposit accounts. If liquidity was needed going forward, sources would consist of maturing securities, increased customer deposits or loan maturities. If need be, lines of credit are available or we could issue additional capital stock. Cash flows from operations also contribute significantly to liquidity needs.

Borrowings

Short-Term Borrowings

(In thousands) At December 31,	2004	Weighted Average Interest Rate	2003	Weighted Average Interest Rate	2002	Weighted Average Interest Rate
Year-end balance:	$10,205	1.71%	$10,015	0.89%	$11,809	1.20%
Highest month end balance during the period:	$39,906		$56,761		$21,826

For information regarding average balances and yields, please refer to page 42 of 2004 Annual Report to Shareowners.

ITEM 2 – PROPERTIES

At December 31, 2004 the Bank had 38 offices, including the main office, all of which are located in the State of Washington. These offices are located in Arlington, Bainbridge Island, Bellingham, Bothell, Buckley, Duvall, Edmonds, Everett (4), Kent, Kirkland, Lake City, Lake Stevens, Lynnwood, Marysville, Puyallup, Mill Creek, Milton, Monroe, Mount Vernon, Orting, Port Angeles, Port Hadlock, Port Townsend, Poulsbo (2), Redmond, Seattle (2), Sequim, Silverdale, Smokey Point, Snohomish, Stanwood, Sumner, Tacoma, Totem Lake and Woodinville. All of its branches are located in properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Edmonds (lease expires July 2009), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2006), Mill Creek (lease expires November 2010), Puyallup (building is owned, land lease expires 2009), Mount Vernon (building owned, land lease expires March 2023), Bainbridge Island (lease expires July 2012) Poulsbo (lease expires on October 2006 on one of the two branches there), Port Angeles (lease expires January 2019), Port Hadlock, (lease expires January 2006), Seattle Metro (lease expires October 2013), Tacoma (lease expires September 2011), Totem Lake (lease expires June 2010) and Milton lease expires March 2006). FFP, Inc. also owns the building and land in South Everett and Sumner where Frontier Bank data processing and operations departments are located. The Bank’s new location in Bellingham was opened in April 2004 and is owned by FFP. Work is currently underway on a second office in Bellingham that is scheduled to open in March 2005 (lease expires October 2009). The Port Hadlock Office was closed in June 2004 and the building is leased until December 2006.

ITEM 3 - LEGAL PROCEEDINGS

The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

No matters were submitted to shareowners during the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

(a)	Frontier Financial Corporation’s common stock is traded on the Nasdaq market under the symbol FTBK. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:

	High	Low
1st quarter 2003	$26.20	$24.33
2nd quarter 2003	30.00	24.12
3rd quarter 2003	32.00	27.62
4th quarter 2003	34.95	29.99

1st quarter 2004	35.20	32.12
2nd quarter 2004	35.00	31.00
3rd quarter 2004	37.37	32.25
4th quarter 2004	41.51	34.65

(b)	Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 28, 2005 there were 18,837,713 shares outstanding.

(c)	The table below indicates the cash dividends paid on each share of its common stock over the last two years:

Dividend Declared	Record Date	Payment Date
$.165	January 6, 2003	January 21, 2003
.17	April 14, 2003	April 28, 2003
.175	July 7, 2003	July 28, 2003
.18	October 6, 2003	October 27, 2003

$.185	January 7, 2004	January 20, 2004
.19	April 12, 2004	April 26, 2004
.195	July 12, 2004	July 26, 2004
.20	October 12, 2004	October 25, 2004

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs
October 1, 2004 thru October 31, 2004	—	N/A	—	932,270

November 1, 2004 thru November 30, 2004	—	N/A	—	932,270

December 1, 2004 thru December 31, 2004	—	N/A	—	932,270

Total	—	—	—	932,270

Plan No.	Date Announced	Number of Shares (Units) Approved	Expiration Date	Date Plan expired during period covered by above date	Date Plan was terminated if prior to expiration
4	9/16/2004	932,270	9/15/2006	N/A	N/A

ITEM 6 – SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

In thousands	2004	2003	2002	2001	2000	% Change 2004-2003
AT YEAR-END
Total assets	$2,243,396	$2,075,393	$1,943,727	$1,806,740	$1,690,818	8.1%
Net loans	1,945,324	1,742,160	1,630,509	1,548,673	1,356,208	11.7%
Investment securities	153,451	187,915	140,037	81,770	143,651	-18.3%
Deposits	1,795,842	1,667,017	1,560,876	1,498,370	1,374,627	7.7%
Long-term debt	—	—	—	—	—	—
Shareowners’ equity	254,230	219,406	198,863	183,530	191,777	15.9%

FOR THE YEAR
Interest income	$140,228	$135,201	$138,859	$149,055	$142,921	3.7%
Interest expense	34,939	37,829	45,581	65,456	62,728	-7.6%

Net interest income	105,289	97,372	93,278	83,599	80,193	8.1%
Securities gains(losses)	(44)	190	(480)	—	—	NM
Provision for loan losses	3,500	4,250	6,300	13,600	1,007	-17.6%
Net income	43,045	39,607	36,014	24,499	32,116	8.7%
Basic earnings per share	$2.31	$2.13	$1.88	$1.22	$1.63	8.5%
Diluted earnings per share	$2.29	$2.12	$1.87	$1.21	$1.62	8.0%
Cash dividends declared per common share	$0.77	$0.69	$0.61	$0.53	$0.42	11.6%
Return on Average
Assets	1.98%	1.96%	1.94%	1.35%	2.03%
Equity	18.35%	19.23%	18.36%	11.63%	17.60%
Avg. equity/avg. assets	10.76%	10.21%	10.57%	11.59%	11.52%
Efficiency Ratio	42%	41%	40%	43%	44%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please see 2004 Annual Report to Shareowners, page 26 through 43.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see 2004 Annual Report to Shareowners, pages 31-34.

Please see this Form 10-K, 18-22.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – C ONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of December 31, 2004, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There has been no change in the Corporation’s internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL CORPORATION

Please see pages 3 - 5 of 2005 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

Please see pages 10 - 11 of 2005 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

Please see pages 8 - 9 of 2005 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please see page 15 of 2005 Proxy Statement; and,

Note 13, page 20 of 2004 Annual Report to Shareowners.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please see page 15 - 16 of 2005 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the report:

1. Financial Statements

Financial statements required by Item 8 of this report are incorporated by reference, from the 2004 Annual Report to Shareowners.

3. Exhibits

(3)(a)	Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant’s definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

(3)(b)	By-Laws are incorporated herein by reference to Exhibit 3(ii) to Form 10Q filed on October 29, 2003.

(10)(a)	Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 27, 1998 (File No. 333-48805).

(10)(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

(10)(c)	Frontier Financial Corporation 2001 Stock Award Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001, (File No. 333-54362).

(10)(d)	Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-37242).

(10)(e)	Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed February 13, 2001 (File No. 333-50882).

(11)	Statement Regarding Computation of Earnings Per Share.

(13)	Annual Report to Shareowners for the year ended December 31, 2004, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 14, 2005.

(21)	Subsidiaries of Registrant are incorporated by reference to Part I, page 1 - 12 of this report.

(23.1)	Consent of Moss Adams LLP, independent auditors.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K:

On October 19, 2004, Form 8-K under Item 2.02 was filed announcing third quarter earnings.

On December 7, 2004, Form 8-K was filed under Item 8.01 announcing that the Corporation will purchase up to 80,000 shares of the common stock of Skagit State Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

March 9, 2005	/s/ MICHAEL CLEMENTZ
Date	Michael Clementz
President & Chief Executive Officer

March 9, 2005	/s/ CAROL E. WHEELER
Date	Carol E. Wheeler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 9, 2005	/s/ GEORGE E. BARBER
George E. Barber, Director

March 9, 2005	/s/ MICHAEL CLEMENTZ
Michael Clementz, Director

March 9, 2005	/s/ LUCY DEYOUNG
Lucy DeYoung, Director

March 9, 2005	/s/ JOHN J. DICKSON
John J. Dickson, Director

March 9, 2005	/s/ ROBERT J. DICKSON
Robert J. Dickson, Chairman of the Board

March 9, 2005	/s/ EDWARD D. HANSEN
Edward D. Hansen, Director & Secretary of the Board

March 9, 2005	/s/ WILLIAM H. LUCAS
William H. Lucas, Director

March 9, 2005	/s/ JAMES H. MULLIGAN
James H. Mulligan, Director

March 9, 2005	/s/ WILLIAM J. ROBINSON
William J. Robinson, Director

March 9, 2005	/s/ EDWARD C. RUBATINO
Edward C. Rubatino, Director

March 9, 2005	/s/ DARRELL J. STORKSON
Darrell J. Storkson, Director