Form 10-K/A
period 2004-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2005-04-28
CIK 716457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Proxy Statement dated March 14, 2005

EXPLANATORY NOTE

This Amendment No.1 to the Company’s 2004 Annual Report on Form 10-K is for the purposes of (a) furnishing information about the sale of unregistered securities reported on a current report on Form 8-K filed with the SEC on December 7, 2004 and (b) including “Management’s Report on Internal Control Over Financial Reporting”, and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 9A. These reports were initially omitted from Registrant’s original 2004 Form 10-K filing (“Original Report”) as permitted by the Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provision of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities Exchange Commission (“SEC”) on November 30, 2004. Conforming changes have also been made to Item 9A and Exhibits 31.1 and 31.2 included in the Original Report. Exhibits 23.1 and 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report. No other changes to the Original Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

On December 4, 2004, the Company issued 74,375 shares of its unregistered common stock and paid $2.5 million in cash in exchange for 35,000 shares of Skagit State Bank common stock held by a private investor. The issuance was an isolated transaction exempt from federal registration under the Securities Act of 1933 including but not limited to Regulation D of such Act. Further details of the transaction were disclosed in the Company’s current report on Form 8-K filed with the SEC on December 7, 2004.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13 (a)-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective on a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.

Management Report on Internal Control Over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Frontier Financial Corporation and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statements preparation and fair presentation. Further, because of changes in condition, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The Company’s independent registered public accounting firm, Moss Adams LLP who audits the Company’s consolidated financial statements, have issued an attestation report on Management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. This report follows.

Dated April 22, 2005

Report of Registered Public Accounting Firm on Internal Control Over Financial Reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareowners of

Frontier Financial Corporation and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Frontier Financial Corporation and Subsidiaries (Frontier Financial Corporation or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Frontier Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Frontier Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of balance sheet of Frontier Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated January 14, 2005, expressed an unqualified opinion thereon.

/s/ Moss Adams LLP
Bellingham, Washington April 22, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of April 2005.

FRONTIER FINANCIAL CORPORATION

April 27, 2005	/s/ Michael J. Clementz
Date	Michael J. Clementz
President & Chief Executive Officer

April 27, 2005	/s/ Carol E. Wheeler
Date	Carol E. Wheeler
Chief Financial Officer

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the report:

1.	Financial Statements

Financial statements required by Item 8 of this report are incorporated by reference, from the 2004 Annual Report to Shareowners.

3.	Exhibits

(3)(a)	Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant’s definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

(3)(b)	By-Laws are incorporated herein by reference to Exhibit 3(ii) to Form 10Q filed on October 29, 2003.

(10)(a)	Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 27, 1998 (File No. 333-48805).

(10)(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

(10)(c)	Frontier Financial Corporation 2001 Stock Award Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001, (File No. 333-54362).

(10)(d)	Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-37242).

(10)(e)	Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed February 13, 2001 (File No. 333-50882).

(11)	Statement Regarding Computation of Earnings Per Share, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 14, 2005.

(13)	Annual Report to Shareowners for the year ended December 31, 2004, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 14, 2005.

(21)	Subsidiaries of Registrant are incorporated by reference to Part I, page 1-12 of this report.

(23.1)	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm. (1)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (1)

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (1)

(1) Exhibit filed herewith.

(b) Exhibits