Form 10-Q
period 2005-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2005-05-06
CIK 716457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Stock, no par value	18,849,471

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

-ii-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except shares)

	March 31, 2005	December 31, 2004
ASSETS
Cash & due from banks	$75,141	$70,851
Federal funds sold	33,332	5,946
Securities:
Available for sale-fair value	147,819	145,917
Held to maturity-amortized cost (fair value $7,748 and $7,912)	7,421	7,534

Total securities	155,240	153,451
Loans receivable:
Held for sale, fair value $3,882 and $3,904	3,820	3,813
Held for portfolio, net of unearned income	2,091,067	1,974,239
Less allowance for loan losses	(34,000)	(32,728)

Net loans	2,060,887	1,945,324
Premises & equipment, net	29,049	29,226
Other real estate owned	—	—
Intangible assets	6,476	6,476
Bank owned life insurance	17,610	17,400
Other assets	17,228	14,722

TOTAL ASSETS	$2,394,963	$2,243,396

LIABILITIES
Deposits:
Noninterest bearing	$313,939	$313,275
Interest bearing	1,571,781	1,482,567

Total deposits	1,885,720	1,795,842
Federal funds purchased and securities sold under repurchase agreements	11,843	10,205
Federal Home Loan Bank advances	220,083	175,088
Other liabilities	13,724	8,031

TOTAL LIABILITIES	2,131,370	1,989,166

SHAREOWNERS’ EQUITY
Common stock, no par value; 100,000,000 shares authorized; 18,845,101 and 18,745,185 shares issued and outstanding at March 31, 2005 and December 31, 2004	127,846	124,617
Retained earnings	133,161	126,216
Accumulated other comprehensive income, net of tax effect	2,586	3,397

TOTAL SHAREOWNERS’ EQUITY	263,593	254,230

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,394,963	$2,243,396

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
INTEREST INCOME
Interest and fees on loans	$36,954	$31,376
Interest on investments	1,396	2,009

Total interest income	38,350	33,385

INTEREST EXPENSE
Interest on deposits	8,085	6,442
Interest on borrowed funds	2,439	2,115

Total interest expense	10,524	8,557

Net interest income	27,826	24,828

PROVISION FOR LOAN LOSSES	(850)	(500)
Net interest income after provision for loan losses	26,976	24,328

NONINTEREST INCOME
Provision for loss on equity investment	(152)	—
Gain on sale of secondary mortgage loans	217	218
Service charges on deposit accounts	1,135	1,268
Other noninterest income	1,942	1,694

Total noninterest income	3,142	3,180

	.
NONINTEREST EXPENSE
Salaries and employee benefits	8,621	7,752
Occupancy expense	1,821	1,834
State business taxes	456	430
Other noninterest expense	2,775	2,205

Total noninterest expense	13,673	12,221

INCOME BEFORE INCOME TAX	16,445	15,287
PROVISION FOR INCOME TAX	(5,538)	(5,150)

NET INCOME	$10,907	$10,137

Weighted average number of shares outstanding for the period	18,803,670	18,596,961
Basic earnings per share	$0.58	$0.55

Weighted average number of diluted shares outstanding for period	18,909,098	18,708,087
Diluted earnings per share	$0.58	$0.54

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,907	$10,137
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	970	990
Provision for loan losses	850	500
Gain (loss) on sale of other real estate owned	—	(54)
Gain (loss) on sale of premises and equipment	—	(1)
Deferred taxes	—	521
Provision for loss on equity investment	(152)	—
Gain on sale of secondary mortgage loans	217	218
Dividend income from Federal Home Loan Bank	(58)	(136)
Increase in surrender value of bank owned life insurance	(210)	(195)
Changes in operating assets and liabilities
Income taxes payable	5,536	4,250
Interest receivable	(408)	389
Interest payable	352	119
Proceeds from sales of mortgage loans	14,945	14,164
Origination of mortgage loans held for sale	(14,951)	(14,911)
Other operating activities	(569)	(624)

Net cash provided by operating activities	17,429	15,367

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net federal funds sold	(27,386)	(38,077)
Proceeds from the maturities of available for sale securities	14,030	25,513
Proceeds from maturities held to maturity securities	110	100
Purchase of investment securities available for sale	(15,548)	(12,272)
Net cash flows from loan activities	(116,828)	(55,867)
Purchases of premises and equipment	(532)	(1,362)
Proceeds from the sale of other real estate owned	—	3,940
Proceeds from sale of premise and equipment	—	1
Other investing activities	791	111

Net cash used by investing activities	(145,363)	(77,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits	9,483	44,596
Net change in certificates of deposit	80,395	8,293
Stock options exercised	829	1,053
Cash dividends paid	(3,848)	(3,437)
Net change in federal funds purchased and securities sold under repurchase agreements	1,638	(1,200)
Advances from Federal Home Loan Bank	55,000	10,000
Repayment of Federal Home Loan Bank advances	(10,005)	(4)
Other financing activities	(1,268)	1,241

Net cash provided by financing activities	132,224	60,542

The accompanying notes are an integral part of these financial statements.

(Continued on next page)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	4,290	(2,004)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	70,851	74,552

CASH AND DUE FROM BANKS AT END OF PERIOD	$75,141	$72,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$10,172	$8,438
Cash paid during the period for income taxes	—	500

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans in 2004 was $10 thousand.

Purchase of an investment through the issuance of common shares in 2005 was $1.6 million.

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION – RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation (“FFC” or the “Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2004 Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for year-end December 31, 2005.

At March 31, 2005, the Corporation has a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee option compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands)

For the quarter ended March 31,	2005	2004
Proforma disclosures
Net income as reported	$10,907	$10,137
Additional compensation for fair value of stock options	—	—

Proforma net income	$10,907	$10,137

Earnings per share
Basic
As reported	$0.58	$0.55
Proforma	$0.58	$0.55

Diluted
As reported	$0.58	$0.54
Proforma	$0.58	$0.54

The Corporation did not grant any options in the quarters ending March 31, 2005 and 2004. As of March 31, 2005 there were outstanding options to purchase 505,306 shares under the plan, representing 2.7% of total shares outstanding.

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

As of March 31, 2005, the Corporation held FHLB bonds that had a book value of $34.0 million and a market value of $33.4 million.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The tables below displays the characteristics of the AFS and HTM portfolios as of March 31, 2005:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Less than 12 months Gross Unrealized Losses	12 months or more Gross Unrealized Losses	Aggregate Fair Value
AFS SECURITIES
Equities	$35,846	$5,446	($53)	($616)	$40,623
U.S. Treasuries	20,704	54	(19)	—	20,739
U.S. Agencies	49,709	130	(430)	(683)	48,726
Corporate securities	37,534	426	(183)	(90)	37,687
Municipal securities	45	—	—	(1)	44

	143,838	6,056	(685)	(1,390)	147,819

HTM SECURITIES
Municipal securities	5,893	161	(7)	—	6,047
Corporate securities	1,528	173	—	—	1,701

	7,421	334	(7)	—	7,748

	$151,259	$6,390	($692)	($1,390)	$155,567

MATURITY SCHEDULE OF SECURITIES

	Available for Sale		Held to Maturity
MATURITY	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0-1 Yr	$75,932	$80,761	$934	$942
1-5 Yrs	63,092	61,718	4,481	4,580
5-10 Yrs	2,000	2,130	478	525
Over 10 Yrs	2,814	3,210	1,528	1,701

	$143,838	$147,819	$7,421	$7,748

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – (Continued)

As of March 31, 2005 and 2004, the Bank held FHLB of Seattle stock of $14.2 million and $13.8 million, respectively. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board. The development of a three-year plan acceptable to the Finance Board is a requirement of the written agreement the Seattle Bank signed with the Finance Board in December 2004. Implementing the three-year plan will involve significant transitional challenges and costs. The FHLB of Seattle projects very low net income over the next few years, and there is a possibility the FHLB of Seattle may report a net loss for some financial reporting periods. During the next few years while it implements the new business model, the FHLB of Seattle anticipates minimal to no dividends for its members.

We currently hold four types of securities in our available-for-sale portfolio that have had an unrealized loss for more than one year.

The first involves FFCB, FNMA and FHLB bonds. The book value of these bonds is $24.7 million which have coupons ranging from 2.73% to 5.0% and a market value of $24.0 million. The three agencies, sponsored by the U.S. government, are rated AAA by both of the nationally recognized rating organizations. These bonds are medium term instruments ranging in maturities from 2006 to 2009, of which $19.0 million will mature by December 2008. In spite of the negative disclosures regarding some of these agencies over the past year, we believe that the increase in interest rates since the purchase of the bonds is responsible for their declining value. All interest payments have been made on time, and therefore, we do not consider any part of this investment to be other-than-temporarily impaired and we have the ability and intent to hold these bonds until maturity.

The next type of security is 41,600 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, dividend received deduction (DRD), with a book value of $2.2 million and a market value of $2.0 million and 37,300 shares of Federal National Mortgage Association (FNMA) preferred stock, DRD, with a book value of $2.0 million and a market value of $1.7 million. These securities yield 5.00% to 5.79% and are callable in 2007, 2008 and 2009. They are rated Aa3/AA- by two nationally recognized rating organizations and all dividend payments have been made on time. As stated above, although financial controversies have surface in the past regarding these government sponsored agencies, we believe the main driver of depreciation in these bonds has been higher interest rates. We also hold 18,600 shares of two corporate issues with a book value of $970 thousand and a market value of $935 thousand and are investment grade. These two securities were issued by brokerage institutions which are well seasoned. Therefore we do not consider any portion of these investments to be other-than-temporarily impaired and we have the ability and intent to hold these securities until maturity.

The next type is corporate bonds. There are two securities that have a par value of $1.0 million each, and a combined book value of $2.1 million and a market value of $2.1 million. Both bonds are investment grade securities and have 2008 maturity. One of these bonds carries a 3.25% coupon, which has been below market rate for some time. The other bond has a 6.50% coupon which has a par-to-market value of a profit. However, a premium was paid at the time the bond was purchased, so the book value exceeds the market value. We do not consider any portion of these securities to be other than temporarily impaired and we do have the ability and intent to hold these securities until maturity.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – (Continued)

The last type of security the Corporation holds is an equity investment in a financial services holding company with a cost of $477 thousand and a book value of $327 thousand. During the first quarter 2005, the Bank determined that the stock was impaired and made a provision of $152 thousand on this investment and is considered to be other-than-temporary.

CHANGES IN AFS AND HTM SECURITIES

(In thousands)

For the Quarter Ended March 31:	2005	2004
AFS SECURITIES
Proceeds from sales	—	—
Gross realized gains	—	—
Gross realized losses	—	—
Gross gains & losses included in earnings transfers to the trading category	—	—
Net change in unrealized holding gains or losses included in the separate components of shareowners’ equity	($811)	$934

NOTE 3. LOANS

The following is an analysis of the loan portfolio by major type of loans:

(In thousands)

	March 31, 2005	December 31, 2004
Loans (including loans held for sale):
Commercial and agriculture	$313,817	$302,986
Real Estate:
Commercial	873,525	850,107
Construction and land development	696,062	617,515
Residential	176,401	170,340
Installment and other	48,213	50,023

	2,108,018	1,990,971
Unearned Fee Income	(13,131)	(12,919)

Total Loans	$2,094,887	$1,978,052

NOTE 4. Please see Item 5, page 27 for dividend information.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a replacement of Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options or other equity instruments. This Statement is effective for next fiscal year-end. The Corporation is in the process of evaluating the impact of FAS 123R. See Note 1 for proforma disclosures as required by FAS 123.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the first quarter of 2005 was $10.9 million versus $10.1 million for the first quarter of 2004, or up 7.6%. Net interest income increased $3.0 million, or 12.1%; noninterest income decreased $38 thousand, or 1.2% and the provision for loan losses increased $350 thousand, or 70.0% from a year ago. Earnings per diluted share were $.58 in the current quarter as compared to $.54 in the first quarter of 2004. The largest contributing factor to net income was the increase in net interest income. In the discussion below, comparison is with the first quarter of 2005 and 2004, unless otherwise stated.

The year to date return on average assets (ROA) was 1.89% in 2005 as compared to 1.93% in 2004. Annualized return on average shareowners’ equity (ROE) in 2005 was 16.79%, as compared to 18.21% in 2004.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation, headquartered in Everett, Washington, located approximately 20 miles north of Seattle, is the parent of Frontier Bank, which operates thirty-nine banking offices in Clallam, Jefferson and Kitsap counties located on the Olympic Peninsula, King, Pierce, Snohomish, Skagit and Whatcom counties, located on the east side of Puget Sound. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Weyerhauser and Microsoft located in the region.

BALANCE SHEET – March 31, 2005/December 31, 2004

Loan growth for the first quarter of 2005 was $116.8 million, or 5.9%. Investment securities for the same time period increased $1.8 million, or 1.2%. Federal funds sold increased $27.4 million. The growth in loans reflects a very strong first quarter at an annualized growth rate of 23.6%. Although it appears there was a substantial increase in federal funds sold for the first quarter, average federal funds sold for the period were $7.7 million.

Loans, net of unearned income and allowance for loan losses, increased $115.6 million, or 5.9% to a balance of $2.06 billion at March 31, 2005 compared to $1.95 billion at December 31, 2004. For the first three months of 2005, new loan originations were $348.2 million as compared to $268.4 million for the same period 2004, representing a 29.7% increase. The growth in the first quarter is again attributable to the strong real estate market in the Puget Sound region along with the additions to lending staff.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

The Bank’s loan mix has remained relatively unchanged in the principal areas of lending which include: commercial and agriculture, real estate commercial, real estate construction, residential, and installment. At March 31, 2005, 15.0% of our loan portfolio was in commercial and agriculture loans, 41.6% was in real estate commercial, 32.8% was in real estate construction, 8.3% was in residential, and 2.3% installment.

On the liability side of the balance sheet, noninterest bearing deposits increased $664 thousand, or .2% and interest bearing deposits increased $89.2 million, or 6.0%. NOW, Money Market, and sweep accounts increased $47.0 million, or 17.4%; savings accounts decreased $38.2 million, or 5.9%; and Time Deposits, (cd’s) increased $80.4 million, or 14.1%. These numbers indicate that the deposit mix is changing. As general interest rates have risen, investors are moving out of lower rate liquid deposit accounts and into, mainly, sweep accounts and time deposits for a higher return.

BALANCE SHEET – March 31, 2005/March 31, 2004

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in our major portfolios over the past year:

(In thousands)

March 31,	2005	2004	$ Change	% Change
ASSETS
Loans:
Commercial and agriculture	$313,328	$276,586	$36,742	13.3%
Real Estate:
Commercial	872,130	814,782	57,348	7.0%
Construction and land development	686,806	538,457	148,349	27.6%
Residential	174,372	156,729	17,643	11.3%
Installment and other loans	48,251	41,864	6,387	15.3%

Total loans	2,094,887	1,828,418	$266,469	14.6%
Investments	155,240	175,899	(20,659)	-11.7%
Federal funds sold	33,332	38,085	(4,753)	-12.5%

Total earning assets	$2,283,459	$2,042,402	$241,057	11.8%

Total assets	$2,394,963	$2,152,163	$242,800	11.3%

LIABILITIES
Noninterest bearing deposits	$313,939	$280,801	$33,138	11.8%
Interest bearing deposits:
NOW and money market accounts	317,925	260,489	57,436	22.0%
Savings accounts	604,234	651,914	(47,680)	-7.3%
Time certificates	649,622	526,702	122,920	23.3%

Total interest bearing deposits	1,571,781	1,439,105	132,676	9.2%

Total deposits	$1,885,720	$1,719,906	$165,814	9.6%

Federal funds purchased and securities sold under repurchase agreements	11,843	8,815	3,028	34.4%
FHLB advances	220,083	180,100	39,983	22.2%
Shareowners’ equity	$263,593	$228,492	$35,101	15.4%

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

At March 31, 2005, loans were up $266.5 million, or 14.6% over the previous year. The increase in loans over the previous year’s corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing market in the Puget Sound region. Investments decreased $20.7 million, or 11.7% for the period and federal funds sold decreased $4.8 million, or 12.5%.

Noninterest bearing deposits increased $33.1 million, or 11.8% to $313.9 million. Interest bearing deposits increased $132.7 million, or 9.2%, with most of the increase attributable to growth in time certificates.

At March 31, 2005, NOW, Money Market and Sweep accounts made up 20.2% of total interest bearing deposits. At March 31, 2004 those deposits made up 18.1%. In 2005, savings deposits made up 38.5% of total interest bearing deposits versus 45.3% in 2004 and time deposits made up 41.3% in 2005 versus 36.6% in 2004.

Over the last year, NOW, Money Market and Sweep deposits increased $57.4 million, or 22.0%; savings deposits decreased $47.7 million, or 7.3%; and time deposits increased $122.9 million or 23.3%. The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits.

FHLB borrowings increased $40.0 million, or 22.2% over the year. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $35.1 million over the past year, or 15.4%. Almost all of the increase was due to retained earnings. Please see page 26 for information regarding cash dividends paid.

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
Net Interest Income

Determination of Tax Equivalent Amounts:

(In thousands)

FOR THE QUARTER

At March 31,	2005	2004	$ Change	% Change
Total interest income, as reported	$38,350	$33,385	$4,965	14.9%
Effect of tax exempt loans and municipal bonds	243	166	77	46.4%

Tax equivalent (TE) interest income	38,593	33,551	5,042	15.0%
Total interest expense	10,524	8,557	1,967	23.0%

TE net interest income	$28,069	$24,994	$3,075	12.3%

Calculation of TE Net Interest Margin (quarterly annualized)
TE interest income	$154,372	$134,204	$20,168	15.0%
Total interest expense	42,096	34,228	7,868	23.0%

TE net interest income	$112,276	$99,976	$12,300	12.3%

Average earning assets	$2,191,300	$1,991,416	$199,884	10.0%

TE NIM	5.12%	5.02%	0.10%

TE is a non GAAP performance measurement used by management in operating the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)

For quarter ended March 31,	2005	2004	$ Change	% Change	Current Yield/Cost
ASSETS
Loans:
Commercial and agriculture	$307,995	$274,999	$32,996	12.0%	6.72%
Real estate:
Commercial	856,994	810,044	46,950	5.8%	6.84%
Construction and land development	653,640	526,614	127,026	24.1%	8.26%
Residential	169,470	150,377	19,093	12.7%	7.81%
Installment and other loans	48,067	40,116	7,951	19.8%	8.43%

Total loans	2,036,166	1,802,150	234,016	13.0%	7.40%

Investments*	147,460	178,968	(31,508)	-17.6%	3.84%
Federal funds sold	7,674	10,298	(2,624)	-25.5%	2.54%

Total earning assets	2,191,300	1,991,416	199,884	10.0%	7.14%

Total assets	$2,307,420	$2,103,016	$204,404	9.7%

LIABILITIES
Noninterest bearing deposits	$319,424	$269,190	50,234	18.7%
Interest bearing deposits:
NOW & money market	282,720	237,737	44,983	18.9%	1.12%
Savings	608,809	636,929	(28,120)	-4.4%	1.76%
Time certificates	597,445	526,429	71,016	13.5%	3.17%

Total interest bearing deposits	1,488,974	1,401,095	87,879	6.3%	2.20%

Total deposits	$1,808,398	$1,670,285	$138,113	8.3%	1.81%

Federal funds purchased and repurchase agreements	36,017	27,053	8,964	33.1%	2.36%
FHLB advances	193,140	173,068	20,072	11.6%	4.68%
Total interest bearing liabilities	1,718,131	1,601,216	116,915	7.3%	2.48%
Shareowners’ equity*	$259,859	$222,720	$37,139	16.7%

*	Shown at amortized cost, or adjusted for unrealized gain (loss).

At the end of first quarter of 2005, average total earning assets as a percent of average total assets were 95.0% and 94.7% in 2004. This ratio indicates how efficiently assets are being utilized. Average loans were 88.2% and 85.7% of average assets, respectively and investments were 6.4% and 8.5%, for the same periods. Average federal funds sold were .3% and .5% over the period. Average total loan-to-deposits ratios were 112.6% and 107.9%. Shown in the table are the components of interest bearing deposits. For the period ending March 31, 2005 average NOW, Sweep and Money Market accounts were 16.5% of total interest bearing liabilities (“IBL”); savings accounts were 35.4% of total IBL and time certificates were 34.8% of total IBL. Average borrowings were 13.3% of total IBL. Tax equivalent net interest income increased $3.1 million, or 12.3% when compared to a year ago.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Earning Assets (continued)

Earning Assets

Using a 365-day base, the TE yield on total earning assets increased 36 basis points (bps) in the first quarter of 2005 to 7.14% compared to 6.78% in 2004. The increase is due to loans increasing in yield from 7.02% in 2004 to 7.40% in the current period, an increase of 38 bps, or 5.4%. The cost of total interest bearing liabilities increased 33 basis points from 2.15% in 2004 to 2.48% in 2005. At the end of the fourth quarter 2004, earning assets were yielding 7.03% and interest bearing liabilities were costing 2.23%. Seventy percent of the increase in the net interest margin in the current quarter is attributable to the increased volume of loans and the remainder attributable to the rate.

On a quarterly TE basis, net interest income was $28.1 million in 2005, versus $25.0 million in 2004, for an increase in net interest income of $3.1 million, or 12.3%. The increase in net interest income was the result of total interest income increasing $5.0 million, and total interest expense increasing $1.9 million. The increase of $199.9 million in the average balance of earning assets increased interest income by $3.8 million and the increase in interest rates increased interest income by $1.2 million, for a total increase of $5.0 million.

The annualized yield on total loans increased from 7.02% in the first quarter 2004 to 7.40% in first quarter 2005. Commercial and agriculture loans increased in yield from 6.44% to 6.72%; real estate commercial loans increased in yield from 6.80% to 6.84%; real estate construction and land development loans increased in yield from 7.52% to 8.26%; real estate residential loans increased in yield from 7.24% to 7.81%; and installment loans increased in yield from 8.15% to 8.43%.

The yield on investments decreased from 4.62% in 2004 to 3.84% in 2005 and the yield on federal funds sold increased from .90% in 2004 to 2.54% in 2005.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities of $116.9 million increased interest expense by $.7 million and the increase in rates paid on interest bearing liabilities increased interest expense by $1.2 million, for a total increase in interest expense of $1.9 million.

The increase in the average balance of interest bearing deposits of $87.9 million increased interest expense by $.4 million, and the rate paid on interest bearing deposits increased interest expense by $1.2 million, for a net increase of $1.6 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $29.0 million increased interest expense by $259 thousand and the rates paid on these borrowings increased interest expense by $65 thousand, for a net increase of $324 thousand.

The cost of NOW, Money Market and Sweep accounts increased from ..63% in 2004, to 1.12% in 2005. Savings account costs were 1.50% in 2004, and 1.76% in 2005. Time cd’s increased in cost from 2.82% in 2004 to 3.17% in 2005. The cost of short-term borrowings increased from .92% to 2.36%, and the cost of FHLB borrowings decreased from 4.77% in 2004 to 4.68% in 2005.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noninterest income and expenses (continued)

NONINTEREST INCOME AND EXPENSE – March 31, 2005/March 31, 2004

Total noninterest income decreased $38 thousand in the first quarter of 2005, or 1.2% from a year ago. Service charges decreased $133 thousand to $1.1 million, or 10.5%. The $152 thousand loss on securities was due to a write down of an equity investment in a financial services company. The decline in service charges was due to decreased NSF/OD fees of $93 thousand and business service charges declining $30 thousand. Other noninterest income increased $248 thousand or 14.6% in the current quarter. Our Trust Department’s revenues were up $25 thousand and Insurance and Financial Services Department’s revenues were up by $31 thousand.

The market value of trust assets at quarter-end March 2005 was $302.1 million, as compared to $276.0 million in 2004, an increase of $26.1 million, or 9.5%. Trust assets are not included in the Corporation’s consolidated balance sheet.

Total noninterest expenses increased $1.5 million or 11.9% for the period. Salaries and benefits increased $869 thousand or 11.2%. Of the 11.2% increase, approximately 3.0% related to staff additions, 4.5% related to merit increases and 3.7% relate to increased benefit expenses. Other noninterest expense increased $570 thousand in the first quarter 2005, or 25.9%. This increase was due to consulting and professional fees paid of $419 thousand for information technology related infrastructure projects.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation’s efficiency ratio for the first quarter was 44% for 2005 and 43% for 2004. The Corporation’s ratio places it among the performance leaders in the industry.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noninterest income and expenses (continued)

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)

	Three months ended March 31, 2005	Twelve months ended December 31, 2004
Balance at beginning of period	$32,728	$29,556
Charge offs:
Commercial and agriculture	(57)	(612)
Real estate:
Commercial real estate	—	—
Construction and land development	(4)	—
Residential	—	(387)
Installment and other	(116)	(413)

Total charge offs	(177)	(1,412)

Recoveries:
Commercial and agriculture	498	741
Real estate:
Commercial	—	176
Construction and land development	68	60
Residential	1	51
Installment and other	32	56

	599	1,084
Net (charge offs) recoveries	422	(328)

Provision for loan losses	850	3,500

Balance at end of period	$34,000	$32,728

Average loans for the period	$2,036,166	$1,887,528

Ratio of net charge offs to average loans outstanding during the period	-0.02%	0.02%

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impaired Assets (continued)

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)

Period ended March 31,	2005	2004
Nonaccruing loans:
Commercial and agriculture	$113	$449
Real estate:
Commercial	8,095	7,293
Construction and land development	122	66
Residential	6,909	2,568
Installment and other	11	146

Total nonaccruing loans	15,250	10,522
Other real estate owned	—	222

Total nonperforming assets	$15,250	$10,744

Restructured loans	—	—
Total loans at end of period	$2,094,887	$1,828,418
Total assets at end of period	$2,394,963	$2,152,163
Total nonperforming assets to total loans	0.73%	0.59%
Total nonperforming assets to total assets	0.64%	0.50%
Total impaired assets to total assets	0.64%	0.50%

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

The table above reflects nonaccrual loans increased by $4.5 million to $15.3 million as of March 31, 2005. The ratio of nonaccrual loans to total assets ended the quarter at .64% as compared to .50% at March 31, 2004. There are 17 loans currently in nonaccrual status ranging in size from $6.0 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety-nine percent of these loans are at least partially real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

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
Other Real Estate Owned (continued)

OTHER REAL ESTATE OWNED

OREO ended the quarter with no properties.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)

	March 31, 2005		December 31, 2004
	Amount	% of total	Amount	% of total
Commercial and agriculture	$313,328	15.0%	$301,961	15.3%
Real estate loans:
Commercial	872,130	41.6%	848,737	42.9%
Construction and land development	686,806	32.8%	608,421	30.8%
Residential	174,372	8.3%	168,876	8.5%
Installment and other	48,251	2.3%	50,057	2.5%

Total	$2,094,887	100.0%	$1,978,052	100.0%

As shown in the table above the Corporation emphasizes commercial real estate, construction, and land development related lending. The commercial real estate, construction, and land development portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are principally secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While we have had significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. To date, our lending activities have avoided those real estate sectors that have been most impacted by the current economic slump. We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of these loans.

At March 31, 2005 and 2004, we had an immaterial amount of foreign loans.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Allowance for Possible Loan Losses (continued)

ALLOWANCE FOR POSSIBLE LOAN LOSSES – QUALITATIVE FACTORS

For the three months ending March 31, 2005, the reserve for possible loan loss balance totaled $34.0 million, or 1.63% of total loans, as compared to $32.7 million, or 1.66% of total loans at quarter-end 2004. Year-to-date net loan losses were a net recovery of $422 thousand.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Allowance for Possible Loan Losses (continued)

The allocation of the allowance for loan losses at March 31, 2005 is as follows:

(In thousands)

	Amount	Percent of Loans in Each Category to Total Loans
Commercial and agriculture	$10,680	15.0%
Real Estate:
Commercial	12,083	41.6%
Construction and land development	1,743	32.8%
Residential	4,868	8.3%
Installment and other	385	2.3%
Undisbursed loans	2,312
Unallocated	1,929

Total	$34,000	100.0%

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2005 and 2004. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two years, the 2005 activity in the mortgage loans originated and sold was about the same as the 2004 activity, indicating a leveling off of the substantial decline which began in 2004.

Cash flows from investment activities needed for funding loan growth for 2005 are more than double 2004. This emphasizes the strong first quarter loan growth of the Corporation.

Funding for the loan growth in 2005 was mainly from time certificates and advances from the FHLB. Core deposit funding sources were only 20% of the funding sources this year. (Management anticipates greater emphasis on these products.)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest Rate Risk (continued)

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury department’s short-term note program, borrowings from the Federal Reserve Bank, brokered deposits or additional borrowings at correspondent banks. The Corporation has a policy that liquidity to total assets of 12.5% be maintained as a minimum and has done so.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. As of December 31, 2004 the model predicted that net income would increase if interest rates rise and decline if rates fall. Over a one-year horizon, if rates increased by 2%, net income would increase by $5.6 million. Also assuming a one-year horizon, if rates decline by 2%, net income would decrease by approximately $284 thousand, due to the convexity impact of approximately a positive $8.5 million and a negative $181 thousand, respectively. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL – March 31, 2005/December 31, 2004

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2005 was $263.6 million. This amount compares to $254.2 million at December 31, 2003, an increase of $9.4 million, or 3.7%. During the first quarter of 2005 the Corporation did not repurchase shares of common stock in the open market, but paid a first quarter dividend of $3.8 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Capital (continued)

The Corporation’s regulatory capital ratios as of March 31, 2005 were as follows:

	Tier I (Core) Capital	Tier 2 (Total) Capital	Leverage Capital
GAAP Capital	$263,593	$263,593	$263,593
Net unrealized (gain) loss on AFS securities	(2,586)	(2,586)	(2,586)
Less:
Unrealized loss on equity securities	(434)	(434)	(434)
Goodwill	(6,476)	(6,476)	(6,476)
Add:
Loan loss reserve as stated		34,000
Disallowed portion of the loan loss reserve (1)	—	(3,445)	—

		30,555

Total regulatory capital (numerator)	$254,097	$284,652	$254,097

Total risk weighted assets (A)	$2,444,437	$2,444,437
Less:
Disallowed portion of the loan loss reserve	(3,445)	(3,445)

Adjusted risk weighted assets (denominator)	$2,440,992	$2,440,992

Total average assets, for the quarter less Goodwill (denominator)			$2,300,944

Capital as a percent of adjusted risk weighted assets and/or average assets	10.41%	11.66%	11.04%

Bank’s minimum ratio for “well capitalized” purposes	6.00%	10.00%	5.00%

Actual at December 31, 2004	10.50%	11.76%	10.85%

(1)	Qualifying portion of loan loss reserve cannot exceed 1.25% of total risk weighted assets (A).

It is the policy of the Bank that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized”.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of March 31, 2005, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)	Changes in Internal Controls: In the quarter ended March 31, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures (continued)

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

On February 22, 2005, the Corporation issued 47,813 shares of its unregistered common stock and paid $1.6 million in cash in exchange for 22,500 shares of Skagit State Bank common stock held by a private investor. The issuance was an isolated transaction exempt from federal registration under the Securities Act of 1933 including but not limited to Regulation D of such Act.

During the quarter ended March 31, 2005, there were no issuer repurchases of its equity securities.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the first quarter of 2005.

Item 5.	Other Information

On March 16, 2005, the Board of Directors of the Corporation declared a $.21 per share second quarter 2005 cash dividend to shareowners of record as of April 11, 2005 and payable April 25, 2005.

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

On January 21, 2005, the Corporation filed Form 8-K announcing earnings information for the fourth quarter and year ended December 31, 2004.

On February 23, 2005 the Corporation filed Form 8-K announcing Federal Reserve Bank approval to purchase up to 20% of the common stock of Skagit State Bank, and the purchase of 22,500 common shares of Skagit State Bank.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

Date: May 2, 2005	/s/ Michael J. Clementz
Michael J. Clementz
President and CEO

Date: May 2, 2005	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer