Form 10-Q
period 2005-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2005-08-05
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
/x/               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

             Class                             Outstanding at August 1, 2005
------------------------------             -------------------------------------
  Common Stock, no par value                            28,386,063

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------




PART I -- Financial Information                                           Page
-------------------------------                                           ----
  Item 1.  Financial Statements

           Consolidated Balance Sheet -June 30, 2005
           and Year End 2004                                                1

           Consolidated Statement of Income - Three and six months
           Ended June 30, 2005 and 2004                                     2

           Consolidated Statement of Cash Flows - Three and six months
           Ended June 30, 2005 and 2004                                    3-4

           Notes to the Consolidated Financial Statements                  5-8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-24

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                     23

  Item 4.  Controls and Procedures                                        23-24

PART II -- Other Information

  Item 1.  Legal Proceedings                                               25

  Item 2.  Unregistered Sales of Securities and Use of Proceeds            25

  Item 4.  Submission of Matters to a Vote by Security Holders             25

  Item 5.  Other Information                                               25

  Item 6.  Exhibits                                                        26

           Signatures                                                      27

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
(In thousands, except shares)                       (Unaudited)
-----------------------------
                                              June 30,    December 31,
ASSETS                                          2005          2004
                                            ------------- ------------

Cash & due from banks                            $88,881      $70,851
Federal funds sold                                17,559        5,946
Securities:
      Available for sale-fair value              140,318      145,917
      Held to maturity-amortized cost (fair
       value $7,734 and $7,912)                    7,419        7,534
                                            ------------- ------------
             Total securities                    147,737      153,451

Loans receivable:
      Held for sale, fair value $3,882 and
       $3,904                                      3,820        3,813
      Held for portfolio, net of unearned
       income                                  2,199,602    1,974,239
      Less allowance for loan losses             (34,996)     (32,728)
                                            ------------- ------------
             Net loans                         2,168,426    1,945,324
Premises & equipment, net                         28,889       29,226
Intangible assets                                  6,476        6,476
Federal Home Loan Bank stock                      14,154            -
Bank owned life insurance                         17,763       17,400
Other assets                                      16,337       14,722
                                            ------------- ------------
      TOTAL ASSETS                            $2,506,222   $2,243,396
                                            ============= ============

LIABILITIES
Deposits:
      Noninterest bearing                       $343,316     $313,275
      Interest bearing                         1,632,874    1,482,567
                                            ------------- ------------
      Total deposits                           1,976,190    1,795,842
Federal funds purchased and
 securities sold under repurchase
 agreements                                       14,118       10,205
Federal Home Loan Bank advances                  230,079      175,088
Other liabilities                                 12,283        8,031
                                            ------------- ------------
      TOTAL LIABILITIES                        2,232,670    1,989,166
                                            ------------- ------------

SHAREOWNERS' EQUITY
Common stock, no par value; 100,000,000
 shares authorized; 28,289,906
 and 28,117,778 shares issued and
 outstanding at June 30, 2005 and December
 31, 2004                                        128,241      124,617
Retained earnings                                141,424      126,216
Accumulated other comprehensive income,
 net of tax effect                                 3,887        3,397
                                            ------------- ------------
      TOTAL SHAREOWNERS' EQUITY                  273,552      254,230
                                            ------------- ------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY     $2,506,222   $2,243,396
                                            ============= ============

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------
(In thousands, except                    (Unaudited)
 for per share
 amounts)                 Three Months Ended       Six Months Ended
---------------------- ----------------------- -----------------------

                         June 30,    June 30,    June 30,    June 30,
                           2005        2004        2005        2004
                       ----------- ----------- ----------- -----------
INTEREST INCOME
   Interest and fees
    on loans              $41,957     $32,086     $78,911     $63,462
   Interest on
    investments             1,247       1,825       2,643       3,834
                       ----------- ----------- ----------- -----------
      Total interest
       income              43,204      33,911      81,554      67,296
                       ----------- ----------- ----------- -----------
INTEREST EXPENSE
   Interest on
    deposits                9,742       6,200      17,827      12,642
   Interest on
    borrowed funds          2,755       2,091       5,194       4,206
                       ----------- ----------- ----------- -----------
      Total interest
       expense             12,497       8,291      23,021      16,848
                       ----------- ----------- ----------- -----------

Net interest income        30,707      25,620      58,533      50,448

PROVISION FOR LOAN
 LOSSES                    (1,050)     (1,000)     (1,900)     (1,500)

Net interest income
 after provision for
 loan losses               29,657      24,620      56,633      48,948
                       ----------- ----------- ----------- -----------

NONINTEREST INCOME
   Provision for loss
    on equity
    investment                (56)          -        (208)          -
   Gain on sale of
    securities                  -          17           -          17
   Gain on sale of
    secondary mortgage
    loans                     339         318         556         536
   Service charges on
    deposit accounts        1,102       1,265       2,237       2,533
   Other noninterest
    income                  2,089       1,932       4,031       3,626
                       ----------- ----------- ----------- -----------
      Total
       noninterest
       income               3,474       3,532       6,616       6,712
                       ----------- ----------- ----------- -----------

NONINTEREST EXPENSE
   Salaries and
    employee benefits       8,618       7,655      17,239      15,407
   Occupancy expense        1,819       1,778       3,640       3,612
   State business
    taxes                     490         438         946         868
   Other noninterest
    expense                 2,921       2,299       5,696       4,504
                       ----------- ----------- ----------- -----------
      Total
       noninterest
       expense             13,848      12,170      27,521      24,391
                       ----------- ----------- ----------- -----------

INCOME BEFORE INCOME
 TAX                       19,283      15,982      35,728      31,269

PROVISION FOR INCOME
 TAX                       (6,485)     (5,530)    (12,023)    (10,680)
                       ----------- ----------- ----------- -----------

      NET INCOME          $12,798     $10,452     $23,705     $20,589
                       =========== =========== =========== ===========
Weighted average
 number of shares
 outstanding for the
 period                28,276,831  27,909,288  28,241,365  27,914,222
Basic earnings per
 share                      $0.45       $0.37       $0.84       $0.74
                       =========== =========== =========== ===========
Weighted average
 number of diluted
 shares outstanding
 for period            28,416,730  28,075,065  28,390,090  28,080,455
Diluted earnings per
 share                      $0.45       $0.37       $0.83       $0.73
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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

(In thousands)                                     (Unaudited)
--------------
CASH FLOWS FROM OPERATING ACTIVITIES       June 30, 2005 June 30, 2004
------------------------------------       ------------- -------------
Net Income                                      $23,705       $20,589
Adjustments to reconcile net income to net
 cash provided by operating activities
   Depreciation and amortization                  1,889         1,958
   Provision for loan losses                      1,900         1,500
   Loss on sale of other real estate owned            -            53
   Gain (loss) on sale of premises and
    equipment                                        29            (1)
   Gain on sale of securities                         -           (17)
   Deferred taxes                                   (99)       (1,025)
   Provision for loss on equity investment          208             -
   Gain on sale of secondary mortgage
    loans                                          (556)         (536)
   Dividend income from Federal Home Loan
    Bank                                            (58)         (274)
   Increase in surrender value of bank
    owned life insurance                           (363)         (387)
Changes in operating assets and
 liabilities
   Income taxes payable                             821          (770)
   Interest receivable                           (1,185)          589
   Interest payable                               1,410           312
   Proceeds from sales of mortgage loans         39,887        33,433
   Origination of mortgage loans held for
    sale                                        (39,894)      (32,829)
   Other operating activities                       266         3,302
                                           ------------- -------------
Net cash provided by operating activities        27,960        25,897
                                           ------------- -------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------
Net federal funds sold                          (11,613)      (29,477)
Proceeds from the maturities of available
 for sale securities                             42,096        32,396
Proceeds from the sale of available for
 sale securities                                      -            26
Proceeds from maturities held to maturity
 securities                                         110         1,228
Purchase of investment securities
 available for sale                             (48,406)      (12,272)
Net cash flows from loan activities            (225,363)     (114,331)
Purchases of premises and equipment              (1,151)       (2,340)
Proceeds from the sale of other real
 estate owned                                         -         4,047
Proceeds from sale of premise and
 equipment                                          100             1
Other investing activities                          549          (256)
                                           ------------- -------------
Net cash used by investing activities          (243,678)     (120,978)
                                           ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                      41,775        91,451
Net change in certificates of deposit           138,573         4,659
Stock options exercised                           1,196         1,365
Cash dividends paid                              (7,831)       (6,975)
Net change in federal funds purchased and
 securities sold under repurchase
 agreements                                       3,913         1,414
Advances from Federal Home Loan Bank             70,000        10,000
Repayment of Federal Home Loan Bank
 advances                                       (15,009)           (8)
Other financing activities                        1,131           281
                                           ------------- -------------
Net cash provided by financing activities       233,748       102,187
                                           ------------- -------------

The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


INCREASE (DECREASE) IN CASH AND DUE FROM
 BANKS                                           18,030         7,106

CASH AND DUE FROM BANKS AT BEGINNING
 OF YEAR                                         70,851        74,552
                                           ------------- -------------

CASH AND DUE FROM BANKS AT END
 OF PERIOD                                      $88,881       $81,658
                                           ============= =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
------------------------------------

Cash paid during the period for interest        $21,612       $16,536
Cash paid during the period for income
 taxes                                           11,200        11,451

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION -- RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation ("FFC" or the "Corporation") include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the "Bank") and FFP, Inc. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2004 Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ending June 30, 2005 are not necessarily indicative of the results that may be expected for year-end December 31, 2005.

At June 30, 2005, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee option compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     (In thousands)                 Three Months Ended   Six Months Ended
     --------------                 ------------------- -------------------
                                     June 30,  June 30,  June 30,  June 30,
     Proforma disclosures              2005      2004      2005      2004
                                    --------- --------- --------- ---------

       Net income as reported        $12,798   $10,452   $23,705   $20,589

       Additional compensation for
        fair value of stock options        -         -         -         -
                                    --------- --------- --------- ---------

     Proforma net income             $12,798   $10,452   $23,705   $20,589
                                    ========= ========= ========= =========

     Earnings per share
       Basic
         As reported                   $0.45     $0.37     $0.84     $0.74
         Proforma                      $0.45     $0.37     $0.84     $0.74
                                       =====     =====     =====     =====

       Diluted
         As reported                   $0.45     $0.37     $0.83     $0.73
         Proforma                      $0.45     $0.37     $0.83     $0.73
                                       =====     =====     =====     =====

The Corporation did not grant any options in the quarters ending June 30, 2005 and 2004. As of June 30, 2005 there were outstanding options to purchase 746,420 shares under the plan, representing 2.6% of total shares outstanding.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  INVESTMENT SECURITIES

The investment  portfolio of the Corporation is classified in one of two groups:
1)  securities  Held-to-Maturity  (HTM),  and 2)  securities  Available-For-Sale
(AFS). Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.

Securities that are classified as AFS are carried at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital. AFS securities may be sold at any time.

As of June 30, 2005, the Corporation held FHLB bonds that had a book value of $34.0 million and a market value of $33.8 million.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2005:

  AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
  ------------------------------------------------------

  (In thousands)
  ---------------
                                       Less than   12 months
                                       12 months    or more
                              Gross      Gross      Gross    Aggregate
                  Amortized Unrealized Unrealized Unrealized   Fair
                    Cost      Gains      Losses     Losses     Value
                  --------- ---------- ---------- ---------- ---------
AFS SECURITIES
-----------------
  Equities         $21,578     $6,388       ($54)     ($356)  $27,556
  U.S. Treasuries   36,145         69        (18)         -    36,196
  U.S. Agencies     49,680        179       (163)      (410)   49,286
  Corporate
   securities       26,890        481        (76)       (62)   27,233
  Municipal
   securities           45          2          -          -        47
                  --------- ---------- ---------- ---------- ---------
                   134,338      7,119       (311)      (828)  140,318
                  --------- ---------- ---------- ---------- ---------

HTM SECURITIES
-----------------
  Municipal
   securities        5,891        151         (6)         -     6,036
  Corporate
   securities        1,528        170          -          -     1,698
                  --------- ---------- ---------- ---------- ---------
                     7,419        321         (6)         -     7,734
                  --------- ---------- ---------- ---------- ---------
                  $141,757     $7,440      ($317)     ($828) $148,052
                  ========= ========== ========== ========== =========


                       MATURITY SCHEDULE OF SECURITIES
                       -------------------------------
                   Available for Sale     Held to Maturity

                  Amortized    Fair    Amortized     Fair
       MATURITY     Cost      Value       Cost      Value
      ----------- --------- ---------- ---------- ----------
        0-1 Yr     $66,494    $72,472     $2,041     $2,042
        1-5 Yrs     63,029     62,360      3,372      3,465
       5-10 Yrs      2,251      2,498        478        529
      Over 10 Yrs    2,564      2,988      1,528      1,698
                  --------- ---------- ---------- ----------
                  $134,338   $140,318     $7,419     $7,734
                  ========= ========== ========== ==========

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 -- (Continued)

As of June 30, 2005 and 2004, the Bank held FHLB of Seattle stock of $14.2 million and $13.8 million, respectively. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board ("Finance Board"). In May 2005, the Finance Board accepted the Seattle Bank's three-year plan. To meet the Finance Board's conditions under the three-year plan, the Seattle Bank's board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle Bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. Since December of 2004, the Seattle Bank board has suspended all Class B(1) stock repurchases, and allowed limited Class B(2) stock repurchases. The new policy does not allow Class B(2) stock repurchases; however, the Seattle Bank may seek waivers from the Finance Board to allow for very limited repurchases of Class B(2) stock. The dividend income shown on the statement of cash flows represents dividends declared in 2004 but not paid until 2005.

We currently hold four types of securities in our available-for-sale portfolio that have had an unrealized loss for more than one year.

The first type of security involves preferred stock. There is 5,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, dividend received deduction (DRD), with a book value of $250 thousand and a market value of $213 thousand and 37,300 shares of Federal National Mortgage Association
(FNMA) preferred stock, DRD, with a book value of $2.0 million and a market value of $1.7 million. These securities yield 5.59% to 6.01% and are callable in 2007. They are rated Aa3/AA- by two nationally recognized rating organizations and all dividend payments have been made on time. Although financial controversies have surfaced in the past regarding these government sponsored agencies, we believe the main driver of the reduced value in these bonds has been higher interest rates. We also hold 18,600 shares of two investment grade corporate issues with a book value of $967 thousand and a market value of $924 thousand. They are investment grade and are well seasoned. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired and we have the ability and intent to hold these securities until maturity.

The next type of security involves FFCB, FNMA and FHLB bonds. The book value of these bonds is $24.7 million which have coupons ranging from 2.73% to 5.0% and a market value of $24.3 million. The three agencies, sponsored by the U.S. government, are rated AAA by both of the nationally recognized rating organizations. These bonds are medium term instruments ranging in maturities from 2006 to 2009, of which $21.7 million will mature by December 2008. In spite of the negative disclosures regarding some of these agencies over the past year, we believe that the increase in interest rates since the purchase of the bonds is responsible for their declining value. All interest payments have been made on time, and therefore, we do not consider any part of these investments to be other-than-temporarily impaired and we have the ability and intent to hold these bonds until maturity.

The next type of security involves corporate bonds. There are two securities that have a book value of $1.0 million each; a combined book value of $2.1 million and a market value of $2.0 million. Both bonds are investment grade securities and have 2008 maturities. One of these bonds carries a 3.25% coupon, which has been below market rate for some time. The other bond has a 6.50% coupon which has a par-to-market value of a profit. However, a premium was paid at the time the bond was purchased, so the book value exceeds its market value. We do not consider any portion of these securities to be other-than-temporarily impaired and we do have the ability and intent to hold these securities until maturity.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 -- (Continued)

The last type of security the Corporation holds is an equity investment in a financial services holding company with a cost of $477 thousand and a book value of $272 thousand. The Bank made a provision of $152 thousand in the first quarter and $56 thousand in the second quarter on this investment. The company in question has entered into a definitive agreement to be acquired and it is anticipated that the transaction will close in the fourth quarter of 2005.

NOTE 3.  LOANS

      The following is an analysis of the loan portfolio by major type of loans:

(In thousands)
--------------
                                     June 30, 2005   December 31, 2004
                                   ----------------- -----------------
Loans (including loans held for
 sale):
    Commercial and agriculture             $326,445          $302,986
    Real Estate:
        Commercial                          872,217           850,107
        Construction and land
         development                        764,840           617,515
        Residential                         204,993           170,340
    Installment and other                    49,447            50,023
                                   ----------------- -----------------
                                          2,217,942         1,990,971
    Unearned Fee Income                     (14,520)          (12,919)
                                   ----------------- -----------------
        Total Loans                      $2,203,422        $1,978,052
                                   ================= =================

NOTE 4.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a replacement of Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidelines. This Statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options or other equity instruments. This Statement is effective for next fiscal year-end. The Corporation is in the process of evaluating the impact of FAS 123R. See Note 1 for proforma disclosures as required by FAS 123.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation (the "Corporation"), for the second quarter of 2005 was $12.8 million versus $10.5 million for the second quarter of 2004, or up 22.4%. Net interest income increased $5.1 million, or 19.9%; and the provision for loan losses increased $50 thousand, or 5.0% from a year ago. Earnings per diluted share were $.45 in the current quarter as compared to $.37 in the second quarter of 2004. The largest contributing factor to net income was the increase in net interest income.

In the discussion below, comparison is with the second quarter of 2005 and 2004, unless otherwise stated.

The year to date return on average assets (ROA) was 2.01% in 2005 as compared to 1.93% in 2004. Annualized return on average shareowners' equity (ROE) in 2005 was 17.94%, as compared to 18.17% in 2004.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Frontier Financial Corporation, headquartered in Everett, Washington, located approximately 20 miles north of Seattle, is the parent of Frontier Bank, which operates forty banking offices in Clallam, Jefferson and Kitsap counties located on the Olympic Peninsula, and in King, Pierce, Snohomish, Skagit and Whatcom counties, located on the east side of Puget Sound. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Washington Mutual, Weyerhaeuser and Microsoft located in the region.

BALANCE SHEET -- June 30, 2005/December 31, 2004

Loan growth for the first two quarters of 2005 was $225.4 million, or 11.8%. Investment securities for the same time period increased $8.4 million, or 5.5%. Federal funds sold increased $11.6 million. The growth in loans reflects a very strong annualized growth rate of 22.8%.

Loans, net of unearned income and allowance for loan losses, increased $223.1 million, or 11.5% to a balance of $2.17 billion at June 30, 2005 compared to $1.95 billion at December 31, 2004. For the first six months of 2005, new loan originations were $837.6 million as compared to $637.2 million for the same period 2004, representing a 31.4% increase. The growth for the first two quarters is again attributable primarily to the strong real estate market in the Puget Sound region along with the additions to lending staff.

Since year-end 2004, the loan mix has changed as real estate construction loans have increased as a percentage of the total loan portfolio, from 30.8% to 34.2%, or an increase of $144.2 million. This compares to increases in commercial and agriculture loans of $23.4 million, real estate commercial loans of $23.1 million and real estate residential loans of $35.2 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet -- (Continued)
--------------------------------------------------------------------------------

Regarding liabilities, total deposits increased $180.3 million, or 10.0% since year-end. As a percentage of the total interest bearing deposits, NOW, money market and sweep accounts increased to 19.8% from 18.3% at year-end 2004. Savings accounts dropped to 36.9% from 43.3% and time deposits (cd's) increased from 38.4% to 43.3%. Noninterest bearing deposits increased $30.0 million, or 9.6% and interest bearing deposits increased $150.3 million, or 10.1%. NOW, money market, and sweep accounts increased $52.0 million, or 19.2%; savings accounts decreased $40.3 million, or 6.3%; and, cd's increased $138.6 million, or 24.3%. The deposit mix is changing because, as general interest rates have risen, investors are moving out of lower rate liquid deposit accounts and into accounts such as sweep and time deposits for a higher return. The growth of FHLB advances since year-end 2004 of $55.0 million was to fund loan growth while at the same time extending the maturity of these fixed rate liabilities.

Capital increased 7.6% in the first six months of the year primarily due to earnings, net of cash dividends paid to shareowners.

BALANCE SHEET -- June 30, 2005/June 30, 2004
--------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in our major portfolios over the past year:

(In thousands)
--------------

June 30,                      2005        2004     $ Change  % Change
-------------------------- ----------- ----------- --------- ---------
ASSETS
Loans:
  Commercial and
   agriculture               $325,930    $294,186   $31,744      10.8%
  Real Estate:
    Commercial                871,797     835,199    36,598       4.4%
    Construction and land
     development              752,625     549,610   203,015      36.9%
    Residential               203,589     162,687    40,902      25.1%
  Installment and other
   loans                       49,481      44,365     5,116      11.5%
                           ----------- ----------- --------- ---------
Total loans                 2,203,422   1,886,047   317,375      16.8%
Investments                   147,737     163,634   (15,897)     -9.7%
Federal funds sold             17,559      29,485   (11,926)    -40.4%
                           ----------- ----------- --------- ---------
Total earning assets       $2,368,718  $2,079,166  $289,552      13.9%
                           =========== =========== ========= =========
Total assets               $2,506,222  $2,198,503  $307,719      14.0%
                           =========== =========== ========= =========

LIABILITIES
Noninterest bearing
 deposits                    $343,316    $303,384   $39,932      13.2%
Interest bearing deposits:
  NOW and money market
   accounts                   322,881     268,999    53,882      20.0%
  Savings accounts            602,193     667,676   (65,483)     -9.8%
  Time certificates           707,800     523,068   184,732      35.3%
                           ----------- ----------- --------- ---------
Total interest bearing
 deposits                   1,632,874   1,459,743   173,131      11.9%
                           ----------- ----------- --------- ---------
Total deposits             $1,976,190  $1,763,127  $213,063      12.1%
                           =========== =========== ========= =========
Federal funds purchased
 and securities sold under
 repurchase agreements        $14,118     $11,429    $2,689      23.5%
FHLB advances                $230,079    $180,096   $49,983      27.8%
Shareowners' equity          $273,552    $232,959   $40,593      17.4%

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Balance Sheet -- (Continued)
--------------------------------------------------------------------------------

At June 30, 2005, loans were up $317.4 million, or 16.8% over the previous year. The increase in loans over the previous year's corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region. Investments decreased $1.7 million, or 1.1% for the period and federal funds sold decreased $11.9 million, or 40.4%.

Noninterest bearing deposits increased $39.9 million, or 13.2% to $343.3 million. Interest bearing deposits increased $173.1 million, or 11.9%, with most of the increase attributable to growth in time certificates.

At June 30, 2005, NOW, money market and sweep accounts made up 19.8% of total interest bearing deposits. At June 30, 2004 those deposits made up 18.4%. In 2005, savings deposits made up 36.9% of total interest bearing deposits versus 45.7% in 2004 and time deposits made up 43.3% in 2005 versus 35.8% in 2004.

Over the last year, NOW, money market and sweep deposits increased $53.9 million, or 20.0%; savings deposits decreased $65.5 million, or 9.8%; and time deposits increased $184.7 million or 35.3%. The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits.

FHLB borrowings increased $50.0 million, or 27.8% over the year. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $40.6 million over the past year, or 17.4%. Almost all of the increase was due to retained earnings. Please see page 25 for information regarding cash dividends paid.

NET INTEREST INCOME
-------------------

Net interest income is the difference between total interest income and total interest expense. Several factors contribute to changes in net interest income. These factors include the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, the level of noninterest bearing deposits, shareowners' equity, and the level of nonaccrual loans.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Net Interest Income
--------------------------------------------------------------------------------

Determination of Tax Equivalent Amounts:

(In thousands)
--------------

FOR THE QUARTER
---------------

At June 30,                   2005        2004     $ Change  % Change
                           ----------- ----------- --------- ---------
Total interest income, as
 reported                     $43,204     $33,911    $9,293      27.4%
Effect of tax exempt loans
 and municipal bonds              179         162        17      10.5%
                           ----------- ----------- --------- ---------
Tax equivalent (TE)
 interest income               43,383      34,073     9,310      27.3%
Total interest expense         12,497       8,291     4,206      50.7%
                           ----------- ----------- --------- ---------
TE net interest income        $30,886     $25,782    $5,104      19.8%
                           =========== =========== ========= =========

Calculation of TE Net Interest Margin (quarterly annualized)

TE interest income           $173,532    $136,292   $37,240      27.3%
Total interest expense         49,988      33,164    16,824      50.7%
                           ----------- ----------- --------- ---------
TE net interest income       $123,544    $103,128   $20,416      19.8%
                           =========== =========== ========= =========
Average earning assets     $2,288,014  $2,044,162  $243,852      11.9%
                           =========== =========== ========= =========
TE NIM                           5.40%       5.05%     0.35%
                           =========== =========== =========


FOR THE YEAR-TO-DATE PERIOD
---------------------------

At June 30,                   2005        2004     $ Change  % Change
                           ----------- ----------- --------- ---------
Total interest income, as
 reported                     $81,554     $67,296   $14,258      21.2%
Effect of tax exempt loans
 and municipal bonds              465         329       136      41.3%
                           ----------- ----------- --------- ---------
Tax equivalent (TE)
 interest income               82,019      67,625    14,394      21.3%
Total interest expense         23,021      16,848     6,173      36.6%
                           ----------- ----------- --------- ---------
TE net interest income        $58,998     $50,777    $8,221      16.2%
                           =========== =========== ========= =========

Calculation of TE Net Interest Margin (six months annualized)

TE interest income           $164,038    $135,250   $28,788      21.3%
Total interest expense         46,042      33,696    12,346      36.6%
                           ----------- ----------- --------- ---------
TE net interest income       $117,996    $101,554   $16,442      16.2%
                           =========== =========== ========= =========
Average earning assets     $2,232,884  $2,017,778  $215,106      10.7%
                           =========== =========== ========= =========
TE NIM                           5.28%       5.03%     0.25%
                           =========== =========== =========

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Net Interest Income
--------------------------------------------------------------------------------

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:


(In thousands)
--------------

                                                                                         Current
For quarter ended June 30,                2005        2004      $ Change    % Change    Yield/Cost
--------------------------             ----------- ----------- ----------- ----------- -----------
ASSETS
Loans:
  Commercial and agriculture             $330,383    $288,507     $41,876        14.5%       7.34%
  Real estate:
    Commercial                            868,379     821,885      46,494         5.7%       7.02%
    Construction and land development     715,177     543,175     172,002        31.7%       9.12%
    Residential                           184,451     160,669      23,782        14.8%       7.67%
    Installment and other loans            48,544      43,141       5,403        12.5%       8.93%
                                       ----------- ----------- ----------- ----------- -----------
Total loans                             2,146,934   1,857,377     289,557        15.6%       7.86%
                                       ----------- ----------- ----------- ----------- -----------
Investments*                              125,924     165,050     (39,126)      -23.7%       3.76%
Federal funds sold                         15,156      21,735      (6,579)      -30.3%       2.78%
                                       ----------- ----------- ----------- ----------- -----------
Total earning assets                    2,288,014   2,044,162     243,852        11.9%       7.61%
                                       =========== =========== =========== =========== ===========
Total assets                           $2,421,025  $2,158,396    $262,629        12.2%
                                       =========== =========== =========== ===========

LIABILITIES
Noninterest bearing deposits             $332,673    $294,582     $38,091        12.9%
Interest bearing deposits:
  NOW, money market & sweep               308,246     247,821      60,425        24.4%       1.36%
  Savings                                 581,616     661,262     (79,646)      -12.0%       2.03%
  Time certificates                       676,056     524,113     151,943        29.0%       3.41%
                                       ----------- ----------- ----------- ----------- -----------
Total interest bearing deposits         1,565,918   1,433,196     132,722         9.3%       2.50%
                                       ----------- ----------- ----------- ----------- -----------
Total deposits                         $1,898,591  $1,727,778    $170,813         9.9%       2.05%
                                       =========== =========== =========== =========== ===========
Federal funds purchased and repurchase
 agreements                               $17,424     $10,226      $7,198        70.4%       2.67%
FHLB advances                            $224,641    $180,097     $44,544        24.7%       4.71%
Total interest bearing liabilities     $1,807,983  $1,623,519    $184,464        11.4%       2.77%
Shareowners' equity*                     $268,677    $230,450     $38,227        16.6%

*Shown at amortized cost, or adjusted for unrealized gain (loss).

At the end of second quarter of 2005, average total earning assets as a percent of average total assets were 94.5% and 94.7% in 2004. This ratio indicates how efficiently assets are being utilized. Average loans were 88.7% and 86.1% of average assets, respectively and investments were 5.2% and 7.6%, for the same periods. Average federal funds sold were .6% and 1.0% over the period. Average total loan-to-deposits ratios were 113.1% and 107.5%. Shown in the table are the components of interest bearing deposits. For the period ending June 30, 2005 average NOW, sweep and money market accounts were 17.0% of total interest bearing liabilities ("IBL"); savings accounts were 32.3% of total IBL and time certificates were 37.4% of total IBL. Average borrowings were 13.4% of total IBL. Tax equivalent net interest income increased $5.1 million, or 19.8% when compared to a year ago.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Earning Assets (continued)
--------------------------------------------------------------------------------


Earning Assets
--------------

Using a 365-day base, the TE yield on total earning assets increased 91 basis points (bps) in the second quarter of 2005 to 7.61% compared to 6.70% in 2004. The increase is due to loans increasing in yield from 6.97% in 2004 to 7.86% in the current period, an increase of 89 bps, or 12.8%. The cost of total interest bearing liabilities increased 72 basis points from 2.05% in 2004 to 2.77% in 2005. At the end of the first quarter 2005, earning assets were yielding 7.14% and interest bearing liabilities were costing 2.48%. Fifty-two percent of the increase in the net interest margin in the current quarter is attributable to the increased volume of loans and the remainder attributable to the change in rate.

On a quarterly TE basis, net interest income was $30.9 million in 2005, versus $25.8 million in 2004, for an increase in net interest income of $5.1 million, or 19.8%. The increase in net interest income was the result of total interest income increasing $9.3 million, and total interest expense increasing $4.2 million. The increase of $243.9 million in the average balance of earning assets increased interest income by $4.7 million and the increase in interest rates increased interest income by $4.6 million, for a total increase of $9.3 million.

Commercial and agriculture loans increased in yield from 6.34% to 7.34%; real estate commercial loans increased in yield from 6.76% to 7.02%; real estate construction and land development loans increased in yield from 7.56% to 9.12%; real estate residential loans increased in yield from 6.82% to 7.67%; and installment loans increased in yield from 8.27% to 8.93%.

The yield on investments decreased from 4.49% in 2004 to 3.76% in 2005 and the yield on federal funds sold increased from .94% in 2004 to 2.78% in 2005.

Interest Bearing Liabilities
----------------------------

The increase in the average balance of total interest bearing liabilities of $184.5 million increased interest expense by $1.4 million and the increase in rates paid on interest bearing liabilities increased interest expense by $2.8 million, for a total increase in interest expense of $4.2 million.

The increase in the average balance of interest bearing deposits of $132.7 million increased interest expense by $.9 million, and the rate paid on interest bearing deposits increased interest expense by $2.6 million, for a net increase of $3.5 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $51.7 million increased interest expense by $524 thousand and the rates paid on these borrowings increased interest expense by $140 thousand, for a net increase of $664 thousand.

The cost of NOW, money market and sweep accounts increased from .58% in 2004, to 1.36% in 2005. Savings account costs were 1.35% in 2004, and 2.03% in 2005. Time cd's increased in cost from 2.78% in 2004 to 3.41% in 2005. The cost of short-term borrowings increased from .59% to 2.67%, and the cost of FHLB borrowings increased from 4.64% in 2004 to 4.71% in 2005.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Noninterest income and expenses (continued)
--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE -- June 30, 2005/June 30, 2004
-------------------------------------------------------------

Total noninterest income decreased $58 thousand in the second quarter of 2005, or 1.6% from a year ago. Service charges decreased $163 thousand to $1.1 million, or 12.9%. The $56 thousand provision on securities was due to a write down of an equity investment in a financial services company. The decline in service charges was due to decreased nonsufficient funds/overdraft fees of $103 thousand and business service charges declining $48 thousand. Other noninterest income increased $157 thousand or 8.1% in the current quarter due to a gain on the sale of a Bank asset of $155 thousand.

The market value of trust assets at quarter-end June 2005 was $344.7 million, as compared to $282.8 million in 2004, an increase of $61.9 million, or 21.9%. Trust assets are not included in the Corporation's consolidated balance sheet.

Total noninterest expenses increased $1.7 million or 13.8% for the period. Salaries and benefits increased $1.0 million or 12.6%. Of the 12.6% increase, approximately 3.2% related to staff additions, 7.4% related to merit increases and 2.0% relate to increased benefit expenses. Other noninterest expense increased $622 thousand in the second quarter 2005, or 27.0%. This increase was, for the most part, due to consulting and professional fees paid of $358 thousand for information technology related infrastructure projects.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the second quarter was 40% for 2005 and 41% for 2004. The Corporation's ratio places it among the performance leaders in the industry.


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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Noninterest income and expenses (continued)
--------------------------------------------------------------------------------

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)
--------------                       Six months
                                       ended          Twelve months
                                      June 30,            ended
                                        2005        December 31, 2004
                                 ------------------ ------------------

Balance at beginning of period             $32,728            $29,556
Charge offs:
  Commercial and agriculture                  (127)              (612)
  Real estate:
    Commercial real estate                      (4)                 -
    Construction and land
     development                                 -                  -
    Residential                                  -               (387)
  Installment and other                       (218)              (413)
                                 ------------------ ------------------
Total charge offs                             (349)            (1,412)
                                 ------------------ ------------------

Recoveries:
  Commercial and agriculture                   511                741
  Real estate:
    Commercial                                   -                176
    Construction and land
     development                               142                 60
    Residential                                 23                 51
  Installment and other                         41                 56
                                 ------------------ ------------------
                                               717              1,084

Net (charge offs) recoveries                   368               (328)
                                 ------------------ ------------------

Provision for loan losses                    1,900              3,500
                                 ------------------ ------------------

Balance at end of period                   $34,996            $32,728
                                 ================== ==================

Average loans for the period            $2,091,856         $1,887,528
                                 ================== ==================

Ratio of net charge offs to
 average loans outstanding
 during the period                           -0.02%              0.02%
                                 ================== ==================

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Impaired Assets (continued)
--------------------------------------------------------------------------------

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)
--------------

Period ended June 30,                              2005        2004
---------------------                          ----------- -----------
Nonaccruing loans:
  Commercial and agriculture                         $103         $56
  Real estate:
    Commercial                                        588       6,067
    Construction and land development                  25       1,531
    Residential                                     6,028       7,975
  Installment and other                                55          55
                                               ----------- -----------
           Total nonaccruing loans                  6,799      15,684

Other real estate owned                                 -          69
                                               ----------- -----------
           Total nonperforming assets              $6,799     $15,753
                                               =========== ===========
Restructured loans                                      -           -

Total loans at end of period                   $2,203,422  $1,886,047
Total assets at end of period                  $2,506,222  $2,198,503

Total nonperforming assets to total loans            0.31%       0.84%
Total nonperforming assets to total assets           0.27%       0.72%
Total impaired assets to total assets                0.27%       0.72%


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

The table above reflects nonaccrual loans decreased by $8.9 million to $6.8 million as of June 30, 2005. The ratio of nonaccrual loans to total assets ended the quarter at .27% as compared to .72% at June 30, 2004. There are 10 loans currently in nonaccrual status ranging in size from $6.0 million to nominal amounts. Efforts are continuing to collect these loans with many involving some measure of legal action. Ninety-nine percent of these loans are at least partially real estate secured and, while there is always some risk of loss present, management feels it is not substantial as a proportion of the overall portfolio.

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

The Corporation ended the quarter with no properties in the OREO category.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)                 June 30, 2005       December 31, 2004
--------------             --------------------- ---------------------
                                          % of                  % of
                              Amount      total     Amount      total
                           ------------ -------- ------------ --------
Commercial and agriculture    $325,930     14.8%    $301,961     15.3%
Real estate loans:
  Commercial                   871,797     39.6%     848,737     42.9%
  Construction and land
   development                 752,625     34.2%     608,421     30.8%
  Residential                  203,589      9.2%     168,876      8.5%
Installment and other           49,481      2.2%      50,057      2.5%
                           ------------ -------- ------------ --------
       Total                $2,203,422    100.0%  $1,978,052    100.0%
                           ============ ======== ============ ========

As shown in the table above the Corporation emphasizes commercial real estate, construction, and land development related lending. The commercial real estate, construction, and land development portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are principally secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While we have had significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there is a downturn in the local real estate market. To date, our lending activities have avoided those real estate sectors that have been most impacted by the current economic slump. We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of these loans.

At June 30, 2005 and 2004, we had an immaterial amount of foreign loans.

--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Allowance for Possible Loan Losses (continued)
--------------------------------------------------------------------------------

ALLOWANCE FOR POSSIBLE LOAN LOSSES -- QUALITATIVE FACTORS
---------------------------------------------------------

For the six months ending June 30, 2005, the reserve for possible loan loss balance totaled $35.0 million, or 1.59% of total loans, as compared to $31.1 million, or 1.65% of total loans at June 30, 2004.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment and regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

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

Another consideration is the volume and terms of loans. Management reviews the growth and terms of loans so that the allowance can be adjusted for current needs.

QUANTITATIVE FACTORS
--------------------

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

The Corporation has an active ongoing credit review function. When a loan has degradation in quality as evidenced by an internal watch rating its internal rating is downgraded. An assessment of these loans is performed to determine whether it is appropriate to establish a specific allocation reserve or write down as directed by FAS 114, Accounting by Creditors for Impairment of a Loan. If appropriate, such allocation reserve or write down is made. For the remainder of these loans for which no specific allocation reserve or write down is necessary, we establish a background reserve. The background reserves are reviewed quarterly to determine if established percentages are appropriate.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Allowance for Possible Loan Losses (continued)
--------------------------------------------------------------------------------

The allocation of the allowance for loan losses at June 30, 2005 is as follows:

(In thousands)                                        Percent of Loans
--------------                                        in Each Category
                                          Amount       to Total Loans
                                     ---------------- ----------------
Commercial and agriculture                   $10,099             14.8%
Real Estate:
  Commercial                                  13,184             39.6%
  Construction and land development            1,900             34.2%
  Residential                                  5,416              9.2%
Installment and other                            501              2.2%
Undisbursed loans                              2,621
Unallocated                                    1,275
                                     ---------------- ----------------
Total                                        $34,996            100.0%
                                     ================ ================

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

LIQUIDITY AND INTEREST RATE RISK LIQUIDITY
------------------------------------------

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or depositors who have credit needs.

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2005 and 2004. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two six month periods, activity in mortgage loans originated and sold was about 20% higher than the 2004 activity, indicating more of a penetration into this market.

Cash flows from investment activities needed for funding loan growth for 2005 were almost double 2004. This emphasizes the strong first six months loan growth of the Corporation. The reason for the large increase in AFS securities purchased is mainly for collateralizing certain types of deposits.

Funding for the loan growth in 2005 was mostly from time certificates and advances from the FHLB. Core deposit funding sources are only 20% of the funding sources this year versus 90% in 2004.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Interest Rate Risk (continued)
--------------------------------------------------------------------------------

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury department's short-term note program, borrowings from the Federal Reserve Bank, brokered deposits or additional borrowings at correspondent banks. The Corporation has a policy that liquidity to total assets of 12.5% be maintained as a minimum and has done so.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. As of March 31, 2005 the model predicted that net income would increase if interest rates rise and decline if rates fall. Over a one-year horizon, if rates increased by 2%, net income would increase by $9.8 million. Also assuming a one-year horizon, if rates decline by 2%, net income would decrease by approximately $3.3 million due to the convexity impact of approximately a positive $9.3 million and a positive $785 thousand, respectively. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL -- June 30, 2005/December 31, 2004
------------------------------------------

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2005 was $273.6 million. This amount compares to $254.2 million at December 31, 2004, an increase of $19.3 million, or 7.6%. During this period, the Corporation did not repurchase any shares of common stock in the open market, but paid dividends totaling $7.8 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------
        Capital (continued)
--------------------------------------------------------------------------------

The Corporation's regulatory capital ratios as of June 30, 2005 were as follows:

                                     Tier I      Tier 2
                                     (Core)      (Total)     Leverage
                                     Capital     Capital     Capital
                                   ----------- ----------- -----------

GAAP Capital                         $273,552    $273,552    $273,552
  Net unrealized (gain) loss on AFS
   securities                          (3,887)     (3,887)     (3,887)
Less:
  Unrealized loss on equity
   securities                            (263)       (263)       (263)
  Goodwill                             (6,476)     (6,476)     (6,476)
Add:
  Loan loss reserve as stated                      34,996
  Disallowed portion of the loan
   loss reserve (1)                         -      (4,950)          -
                                   ----------- ----------- -----------
                                                   30,046
                                               -----------

Total regulatory capital
 (numerator)                         $262,926    $292,972    $262,926
                                   =========== =========== ===========

Total risk weighted assets (A)     $2,403,670  $2,403,670
Less:
  Disallowed portion of the loan
   loss reserve                        (4,950)     (4,950)
                                   ----------- -----------
Adjusted risk weighted assets
 (denominator)                     $2,398,720  $2,398,720
                                   =========== ===========

Total average assets, for the
 quarter less Goodwill
 (denominator)                                             $2,414,549
                                                           ===========

Capital as a percent of adjusted
 risk weighted assets and/or
 average assets                         10.96%      12.21%      10.89%
                                   =========== =========== ===========

Bank's minimum ratio for "well
  capitalized" purposes                  6.00%      10.00%       5.00%
                                   =========== =========== ===========

Actual at December 31, 2004             10.50%      11.76%      10.85%
                                   =========== =========== ===========

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

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     (a) The Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of June 30, 2005, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

     (b) Changes in Internal Controls: In the quarter ended June 30, 2005, the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that have materially affected, or are reasonably likely to materially affect these controls.

          Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting, including that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures (continued)
--------------------------------------------------------------------------------


          Limitations on the Effectiveness of Controls. The Corporation's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected, but can only provide a reasonable level of assurance. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

          During the quarter ended June 30, 2005, there were no issuer repurchases of its equity securities.

          On July 26, 2005, the Corporation issued 71,718 shares of its unregistered common stock and paid $1.6 million in cash in exchange for 22,500 shares of Skagit State Bank common stock held by a private investor. The issuance was an isolated transaction exempt from federal registration under the Securities Act of 1993 including but not limited to Regulation D of such Act.

Item 4.  Submission of Matters to a Vote of Security Holders

          At the Corporation's 2005 Annual Meeting of Shareowners held in Everett, Washington on April 20, 2005, the shareowners voted on the following:

          (a) A proposal to elect four (4) directors of the Corporation to serve for three-year terms ending in 2008 as follows:

               --------------------------------------------------------
                                                            Votes
                    Director           Votes For      Against/Withheld
               --------------------------------------------------------
               Robert J. Dickson       13,615,503        2,082,430
               --------------------------------------------------------
               Edward D. Hansen        15,654,105           43,828
               --------------------------------------------------------
               William H. Lucas        15,603,001           94,932
               --------------------------------------------------------
               Darrell J. Storkson     15,650,807           47,126
               --------------------------------------------------------

          (b) A proposal to ratify the appointment of Moss Adams, LLP as the Corporation's independent auditors for 2005. The proposal received 15,605,591 votes for and 16,921 votes against, with the holders of 75,421 shares abstaining.

Item 5.  Other Information

          On June 15, 2005, the Board of Directors of the Corporation declared a $.16 per share third quarter 2005 cash dividend to shareowners of record as of July 11, 2005 and payable July 25, 2005.

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

               31.1 Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.1.

               31.2 Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

               32.1 Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

               32.2 Certification of Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.


          (b)  Reports on Form 8-K:

               On April 21, 2005, the Corporation filed an 8-K announcing a 3-for-2 stock split to shareowners of record as of May 2, 2005 and payable on May 16, 2005.

               On April 21, 2005, the Corporation filed an 8-K announcing first quarter 2005 earnings.

               On May 20, 2005, the Corporation filed an 8-K announcing the election of Mr. Mark O. Zenger as a Director of the Corporation.

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


                                              FRONTIER FINANCIAL CORPORATION



Date:  August 2, 2005                         /s/   Michael J. Clementz
    --------------------                      ----------------------------------
                                                    Michael J. Clementz
                                                    President and CEO


Date:  August 2, 2005                         /s/   Carol E. Wheeler
    --------------------                      ----------------------------------
                                                    Carol E. Wheeler
                                                    Chief Financial Officer