Form 10-Q
period 2005-09-30
FRONTIER FINANCIAL CORP /WA/
filed 2005-11-04
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock, no par value	28,421,459

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

-ii-

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except shares)	(Unaudited)

ASSETS	September 30, 2005	December 31, 2004

Cash & due from banks	$97,912	$70,851
Federal funds sold	3,004	5,946
Securities:
Available for sale-fair value	111,460	145,917
Held to maturity-amortized cost (fair value $7,641 and $7,912)	7,416	7,534
Total securities	118,876	153,451

Loans receivable:
Held for sale, fair value $5,887 and $3,904	5,793	3,813
Held for portfolio, net of unearned income	2,304,378	1,974,239
Less allowance for loan losses	(36,384)	(32,728)
Net loans	2,273,787	1,945,324
Premises & equipment, net	29,814	29,226
Intangible assets	6,476	6,476
Federal Home Loan Bank stock	14,154	-
Bank owned life insurance	17,948	17,400
Other assets	15,751	14,722
TOTAL ASSETS	$2,577,722	$2,243,396
LIABILITIES
Deposits:
Noninterest bearing	$388,241	$313,275
Interest bearing	1,635,629	1,482,567
Total deposits	2,023,870	1,795,842
Federal funds purchased and securities sold under repurchase agreements	14,597	10,205
Federal Home Loan Bank advances	240,075	175,088
Other liabilities	13,192	8,031
TOTAL LIABILITIES	2,291,734	1,989,166
SHAREOWNERS' EQUITY
Common stock, no par value; 100,000,000 shares authorized; 28,414,845 and 28,117,778 shares issued and outstanding at September 30, 2005 and December 31, 2004	131,296	124,617
Retained earnings	150,514	126,216
Accumulated other comprehensive income, net of tax effect	4,178	3,397
TOTAL SHAREOWNERS' EQUITY	285,988	254,230
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$2,577,722	$2,243,396

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
	(Unaudited)
(In thousands, except for per share amounts)	Three Months Ended		Nine Months Ended

	September 30, 2005	September, 2004	September 30, 2005	September 30, 2004
INTEREST INCOME
Interest and fees on loans	$45,459	$33,744	$124,370	$97,206
Interest on investments	1,304	1,612	3,947	5,446
Total interest income	46,763	35,356	128,317	102,652
INTEREST EXPENSE
Interest on deposits	10,792	6,571	28,619	19,213
Interest on borrowed funds	2,841	2,141	8,035	6,347
Total interest expense	13,633	8,712	36,654	25,560
Net interest income	33,130	26,644	91,663	77,092
PROVISION FOR LOAN LOSSES	(1,400)	(1,000)	(3,300)	(2,500)
Net interest income after provision for loan losses	31,730	25,644	88,363	74,592
NONINTEREST INCOME
Provision for loss on equity investment	(2)	-	(210)	-
Gain on sale of securities	-	10	-	27
Gain on sale of secondary mortgage loans	364	200	920	736
Service charges on deposit accounts	1,093	1,238	3,330	3,771
Other noninterest income	1,962	1,788	5,993	5,414
Total noninterest income	3,417	3,236	10,033	9,948
NONINTEREST EXPENSE
Salaries and employee benefits	9,256	8,056	26,495	23,463
Occupancy expense	1,867	1,618	5,507	5,230
State business taxes	545	438	1,491	1,306
Other noninterest expense	2,903	2,237	8,599	6,741
Total noninterest expense	14,571	12,349	42,092	36,740
INCOME BEFORE INCOME TAX	20,576	16,531	56,304	47,800
PROVISION FOR INCOME TAX	(6,998)	(5,534)	(19,021)	(16,214)
NET INCOME	$13,578	$10,997	$37,283	$31,586
Weighted average number of shares outstanding for the period	28,372,658	27,953,168	28,285,610	27,927,299
Basic earnings per share	$0.48	$0.39	$1.32	$1.13
Weighted average number of diluted shares outstanding for period	28,554,847	28,128,825	28,442,195	28,096,782
Diluted earnings per share	$0.48	$0.39	$1.31	$1.12

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2005	September 30, 2004
Net Income	$37,283	$31,586
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,753	2,950
Provision for loan losses	3,300	2,500
Gain on sale of other real estate owned	-	53
Gain on sale of premises and equipment	31	13
Gain on sale of securities	-	27
Deferred taxes	(302)	(229)
Provision for loss on equity investment	210	-
Gain on sale of secondary mortgage loans	(920)	(736)
Dividend income from Federal Home Loan Bank	(58)	(397)
Increase in surrender value of bank owned life insurance	(548)	(567)
Changes in operating assets and liabilities
Income taxes payable	515	(601)
Interest receivable	(1,675)	840
Interest payable	1,420	661
Proceeds from sales of mortgage loans	64,840	46,961
Origination of mortgage loans held for sale	(66,820)	(48,390)
Other operating activities	2,118	2,159
Net cash provided by operating activities	42,147	36,830
CASH FLOWS FROM INVESTMENT ACTIVITIES
Net federal funds sold	2,942	(22,647)
Proceeds from the maturities of available for sale securities	77,122	49,518
Proceeds from the sale of available for sale securities	-	145
Proceeds from maturities held to maturity securities	110	1,086
Purchase of investment securities available for sale	(51,987)	(17,239)
Net cash flows from loan activities	(332,119)	(171,721)
Purchases of premises and equipment	(2,727)	(2,612)
Proceeds from the sale of other real estate owned	25	4,133
Proceeds from sale of premise and equipment	100	1
Other investing activities	2,365	290
Net cash used by investing activities	(304,169)	(159,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits	40,428	76,059
Net change in certificates of deposit	187,600	41,361
Stock options exercised	2,150	1,872
Cash dividends paid	(12,332)	(10,607)
Net change in federal funds purchased and securities sold under repurchase agreements	4,392	(1,253)
Advances from Federal Home Loan Bank	90,000	35,000
Repayment of Federal Home Loan Bank advances	(25,013)	(20,012)
Other financing activities	1,858	2,601
Net cash provided by financing activities	289,083	125,021

The accompanying notes are an integral part of these financial statements.
(Continued on next page)

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	September 30, 2005	September 30, 2004

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	27,061	2,805

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	70,851	74,552

CASH AND DUE FROM BANKS AT END OF PERIOD	$97,912	$77,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$35,234	$24,899
Cash paid during the period for income taxes	18,300	16,550

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans in 2004 was $954 thousand.

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation (“FFC” or the “Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a nonbank corporation which leases property to the Bank. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2004 Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the financial condition and results of operation for the interim periods presented. Operating results for the nine months ending September 30, 2005 are not necessarily indicative of the results that may be expected for year-end December 31, 2005.

At September 30, 2005, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee option compensation costs are reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands)	Three Months Ended		Nine Months Ended
Proforma disclosures	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income as reported	$13,578	$10,997	$37,283	$31,586
Additional compensation for fair value of stock options	-	-	-	-
Proforma net income	$13,578	$10,997	$37,283	$31,586
Earnings per share
Basic
As reported	$0.48	$0.39	$1.32	$1.13
Proforma	$0.48	$0.39	$1.32	$1.13
Diluted
As reported	$0.48	$0.39	$1.31	$1.12
Proforma	$0.48	$0.39	$1.31	$1.12

The Corporation did not grant any options in the quarters ending September 30, 2005 and 2004. As of September 30, 2005 there were outstanding options to purchase 686,149 shares under the plan, representing 2.4% of total shares outstanding.

Index

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

Securities that are classified as AFS are carried at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital, net of tax. AFS securities may be sold at any time.

As of September 30, 2005, the Corporation held FHLB bonds that had a book value of $34.0 million and a market value of $33.4 million.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity, are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 2005:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)
	Amortized Cost	Gross Unrealized Gains	Less than 12 months Gross Unrealized Losses	12 months or more Gross Unrealized Losses	Aggregate Fair Value
AFS SECURITIES
Equities	$25,264	$7,880	($238)	($391)	$32,515
U.S. Treasuries	9,237	59	(1)	-	9,295
U.S. Agencies	49,650	125	(433)	(659)	48,683
Corporate securities	20,836	343	(177)	(80)	20,922
Municipal securities	45	-	-	-	45
	105,032	8,407	(849)	(1,130)	111,460
HTM SECURITIES
Municipal securities	5,888	114	(6)	-	5,996
Corporate securities	1,528	117	-	-	1,645
	7,416	231	(6)	-	7,641
	$112,448	$8,638	($855)	($1,130)	$119,101

MATURITY SCHEDULE OF SECURITIES
	Available for Sale		Held to Maturity
MATURITY	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0-1 Yr	$38,771	$46,005	$2,118	$2,117
1-5 Yrs	63,446	62,246	3,292	3,358
5-10 Yrs	251	309	478	522
Over 10 Yrs	2,564	2,900	1,528	1,644
	$105,032	$111,460	$7,416	$7,641

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - (Continued)

As of September 30, 2005 and 2004, the Bank held FHLB of Seattle stock of $14.2 million and $14.1 million, respectively. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board (“Finance Board”). In May 2005, the Finance Board accepted the Seattle Bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle Bank’s board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle Bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. Since December of 2004, the Seattle Bank board has suspended all Class B(1) stock repurchases, and allowed limited Class B(2) stock repurchases. The new policy does not allow Class B(2) stock repurchases; however, the Seattle Bank may seek waivers from the Finance Board to allow for very limited repurchases of Class B(2) stock. The dividend income shown on the statement of cash flows represents dividends declared in 2004 but not paid until 2005.

Frontier currently holds four types of securities in our available-for-sale portfolio that have had an unrealized loss for twelve months or more.

The first type of security involves preferred stock. There is 5,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, dividend received deduction (DRD), with a book value of $250 thousand and a market value of $213 thousand and 37,300 shares of Federal National Mortgage Association (FNMA) preferred stock, DRD, with a book value of $2.0 million and a market value of $1.7 million. These securities yield 5.59% to 6.01% and are callable in 2007. They are rated Aa3/AA- by two nationally recognized rating organizations and all dividend payments have been made on time. Although financial controversies have surfaced in the past regarding these government sponsored agencies, we believe the main driver of the reduced value in these bonds has been higher interest rates. We also hold 9,200 shares of an investment grade corporate issue with a book value of $481 thousand and a market value of $461 thousand. They are investment grade and are well seasoned. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired and we have the ability and intent to hold these securities until maturity in 2008.

The next type of security involves FFCB, FNMA and FHLB bonds. The book value of these bonds is $24.7 million which have coupons ranging from 2.73% to 5.0% and a market value of $24.0 million. The three agencies, sponsored by the U.S. government, are rated AAA by both of them major nationally recognized rating organizations. These bonds are medium term instruments ranging in maturities from 2006 to 2009, of which $21.7 million will mature by December 2008. In spite of the negative disclosures regarding some of these agencies over the past year, we believe that the increase in interest rates since the purchase of the bonds is responsible for their declining value. All interest payments have been made on time, and therefore, we do not consider any part of these investments to be other-than-temporarily impaired and we have the ability and intent to hold these bonds until maturity.

The next type of security involves corporate bonds. There are two securities that have a book value of $2.1 million and a market value of $2.0 million. Both bonds are investment grade securities and have 2008 maturities. One of these bonds carries a 3.25% coupon, which has been below market rate for some time. The other bond has a 6.50% coupon which has a par-to-market value of a profit. However, a premium was paid at the time the bond was purchased, so the book value exceeds its market value. We do not consider any portion of these securities to be other-than-temporarily impaired and we do have the ability and intent to hold these securities until maturity.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	- (Continued)

The last type of security the Corporation holds is an equity investment in a financial services holding company with a cost of $477 thousand and a book value of $272 thousand. The Bank made a provision of $152 thousand in the first quarter and $56 thousand in the second quarter for this investment. The company in question has entered into a definitive agreement to be acquired and it is anticipated that the transaction will close in the fourth quarter of 2005.

NOTE 3.	LOANS

The following is an analysis of the loan portfolio by major type of loans:

(In thousands)
	September 30, 2005	December 31, 2004
Loans (including loans held for sale):
Commercial and agriculture	$319,903	$302,986
Real Estate:
Commercial	879,769	850,107
Construction and land development	884,405	617,515
Residential	193,783	170,340
Installment and other	47,767	50,023
	2,325,627	1,990,971
Unearned Fee Income	(15,456)	(12,919)
Total Loans	$2,310,171	$1,978,052

NOTE 4.	IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the third quarter of 2005 was $13.6 million versus $11.0 million for the third quarter of 2004, or up 23.5%. Net interest income increased $6.5 million, or 24.3%; and the provision for loan losses increased $400 thousand, or 40.0% from a year ago. Earnings per diluted share were $.48 in the current quarter as compared to $.39 in the third quarter of 2004. The largest contributing factor to net income was the increase in net interest income.

In the discussion below, comparison is with the third quarter of 2005 and 2004, unless otherwise stated.

The year to date return on average assets (ROA) was 2.05% in 2005 as compared to 1.96% in 2004. Annualized return on average shareowners’ equity (ROE) in 2005 was 18.42%, as compared to 18.29% in 2004.

On September 12, 2005 Frontier announced the signing of a definitive agreement to acquire NorthStar Bank, a commercial bank with assets of $176 million at June 30, 2005.

FINANCIAL REVIEW

MARKET AREA

Frontier Financial Corporation, headquartered in Everett, Washington, located approximately 20 miles north of Seattle, is the parent of Frontier Bank, which operates forty-one banking offices in Clallam, Jefferson and Kitsap counties located on the Olympic Peninsula, and in King, Pierce, Snohomish, Skagit and Whatcom counties, located on the east side of Puget Sound. These eight counties are considered the market or service area of the Corporation and comprise the area referred to as the Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Starbucks, Washington Mutual, Weyerhaeuser and Microsoft located in the region.

BALANCE SHEET - September 30, 2005/December 31, 2004

Loan growth for the first three quarters of 2005 was $332.1 million, or 16.8%. The growth in loans reflects a very strong annualized growth rate of 22.4%. Investment securities for the same time period decreased $34.6 million, or 22.5%. Federal funds sold decreased $2.9 million.

Loans, net of allowance for loan losses, increased $328.5 million, or 16.9% to a balance of $2.27 billion at September 30, 2005 compared to $1.95 billion at December 31, 2004. For the first nine months of 2005, new loan originations were $1.3 billion as compared to $1.0 billion for the same period 2004, representing a 23.4% increase. This growth is again attributable primarily to the strong real estate market in the Puget Sound region along with the additions to lending staff.

Since year-end 2004, the loan mix has changed as real estate construction loans have increased as a percentage of the total loan portfolio, from 30.8% to 37.8%, or an increase of $265.1 million. This compares to increases in commercial and agriculture loans of $17.3 million, real estate commercial loans of $29.4 million and real estate residential loans of $22.5 million.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

Regarding liabilities, total deposits increased $228.0 million, or 12.7% since year-end. As a percentage of the total interest bearing deposits, NOW, money market and sweep accounts increased to 19.4% from 18.3% at year-end 2004. Savings accounts dropped to 34.3% from 43.3% and time deposits (cd’s) increased from 38.4% to 46.3%. Noninterest bearing deposits increased $75.0 million, or 23.9% and interest bearing deposits increased $153.1 million, or 10.3%. NOW, money market, and sweep accounts increased $47.0 million, or 17.3%; savings accounts decreased $81.5 million, or 12.7%; and, cd’s increased $187.6 million, or 33.0%. The deposit mix is changing because, as general interest rates have risen, investors are moving out of lower rate liquid deposit accounts and into accounts such as sweep and time deposits for a higher return. The growth of FHLB advances since year-end 2004 of $65.0 million was to fund loan growth while at the same time extending the maturity of these fixed rate liabilities.

Capital increased 12.5% in the first nine months of the year primarily due to earnings, net of cash dividends paid to shareowners.

BALANCE SHEET -September 30, 2005/September 30, 2004

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in our major portfolio over the past year:

(In thousands)

September 30,	2005	2004	$ Change	% Change
ASSETS
Loans:
Commercial and agriculture	$319,299	$285,724	$33,575	11.8%
Real Estate:
Commercial	878,132	854,918	23,214	2.7%
Construction and land development	873,540	590,803	282,737	47.9%
Residential	191,402	165,087	26,315	15.9%
Installment and other loans	47,798	46,905	893	1.9%
Total loans	2,310,171	1,943,437	366,734	18.9%
Investments	118,876	153,179	(34,303)	-22.4%
Federal funds sold	3,004	22,656	(19,652)	-86.7%
Total earning assets	$2,432,051	$2,119,272	$312,779	14.8%
Total assets	$2,577,722	$2,233,050	$344,672	15.4%

LIABILITIES
Noninterest bearing deposits	$388,241	$309,679	$78,562	25.4%
Interest bearing deposits:
NOW and money market accounts	317,864	267,588	50,276	18.8%
Savings accounts	560,937	647,400	(86,463)	-13.4%
Time certificates	756,828	559,770	197,058	35.2%
Total interest bearing deposits	1,635,629	1,474,758	160,871	10.9%
Total deposits	$2,023,870	$1,784,437	$239,433	13.4%
Federal funds purchased and securities sold under repurchase agreements	$14,597	$8,762	$5,835	66.6%
FHLB advances	240,075	185,092	54,982	29.7%
Shareowners' equity	$285,988	$241,891	$44,097	18.2%

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Balance Sheet - (Continued)

At September 30, 2005, loans were up $366.7 million, or 18.9% over the previous year. The increase in loans over the previous year’s corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region. Investments decreased $34.3 million, or 22.4% for the period and federal funds sold decreased $19.7 million, or 86.7%.

Noninterest bearing deposits increased $78.6 million, or 25.4% to $388.2 million. Interest bearing deposits increased $160.9 million, or 10.9%, with most of the increase attributable to growth in time certificates.

At September 30, 2005, NOW, money market and sweep accounts made up 19.4% of total interest bearing deposits. At September 30, 2004 those deposits made up 18.1%. In 2005, savings deposits made up 34.3% of total interest bearing deposits versus 43.9% in 2004 and time deposits made up 46.3% in 2005 versus 38.0% in 2004.

Over the last year, NOW, money market and sweep deposits increased $50.3 million, or 18.8%; savings deposits decreased $86.5 million, or 13.4%; and time deposits increased $197.1 million or 35.2%. The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits.

FHLB borrowings increased $55.0 million, or 29.7% over the year. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $44.1 million over the past year, or 18.2%. Almost all of the increase was due to retained earnings. Please see page 25 for information regarding cash dividends paid.

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income

Determination of Tax Equivalent Amounts:

(In thousands)

FOR THE QUARTER

At September 30,	2005	2004	$ Change	% Change
Total interest income, as reported	$46,763	$35,356	$11,407	32.3%
Effect of tax exempt loans and municipal bonds	258	193	65	33.7%
Tax equivalent (TE) interest income	47,021	35,549	11,472	32.3%
Total interest expense	13,633	8,712	4,921	56.5%
TE net interest income	$33,388	$26,837	$6,551	24.4%

Calculation of TE Net Interest Margin (quarterly annualized)
TE interest income	$188,084	$142,196	$45,888	32.3%
Total interest expense	54,532	34,848	19,684	56.5%
TE net interest income	$133,552	$107,348	$26,204	24.4%
Average earning assets	$2,403,444	$2,083,592	$319,852	15.4%
TE NIM	5.56%	5.15%	0.41%

FOR THE YEAR-TO-DATE PERIOD

At September 30,	2005	2004	$ Change	% Change
Total interest income, as reported	$128,317	$102,652	$25,665	25.0%
Effect of tax exempt loans and municipal bonds	749	523	226	43.2%
Tax equivalent (TE) interest income	129,066	103,175	25,891	25.1%
Total interest expense	36,654	25,560	11,094	43.4%
TE net interest income	$92,412	$77,615	$14,797	19.1%

Calculation of TE Net Interest Margin (nine months annualized)
TE interest income	$172,088	$137,567	$34,521	25.1%
Total interest expense	48,872	34,080	14,792	43.4%
TE net interest income	$123,216	$103,487	$19,729	19.1%
Average earning assets	$2,290,364	$2,039,879	$250,485	12.3%
TE NIM	5.38%	5.07%	0.31%

TE is a nonGAAP performance measurement used by management in operating the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
For quarter ended September 30,	2005	2004	$ Change	% Change	Current Yield/Cost
ASSETS
Loans:
Commercial and agriculture	$318,945	$291,716	$27,229	9.3%	7.32%
Real estate:
Commercial	874,818	845,842	28,976	3.4%	6.98%
Construction and land development	826,159	575,652	250,507	43.5%	9.22%
Residential	195,373	163,173	32,200	19.7%	8.30%
Installment and other loans	48,322	44,651	3,671	8.2%	8.88%
Total loans	2,263,617	1,921,034	342,583	17.8%	8.00%
Investments*	126,012	154,192	(28,180)	-18.3%	3.92%
Federal funds sold	13,815	8,366	5,449	65.1%	3.39%
Total earning assets	2,403,444	2,083,592	319,852	15.4%	7.76%
Total assets	$2,532,709	$2,197,823	$334,886	15.2%

LIABILITIES
Noninterest bearing deposits	$365,283	$308,371	$56,912	18.5%
Interest bearing deposits:
NOW, money market & sweep	310,374	250,233	60,141	24.0%	1.41%
Savings	580,946	658,019	(77,073)	-11.7%	2.07%
Time certificates	738,364	537,781	200,583	37.3%	3.58%
Total interest bearing deposits	1,629,684	1,446,033	183,651	12.7%	2.63%
Total deposits	$1,994,967	$1,754,404	$240,563	13.7%	2.15%
Federal funds purchased and repurchase agreements	$15,992	$12,589	$3,403	27.0%	3.05%
FHLB advances	227,142	182,919	44,223	24.2%	4.75%
Total interest bearing liabilities	1,872,818	1,641,541	231,277	14.1%	2.89%
Shareowners' equity*	$280,974	$237,610	$43,364	18.3%

*Shown at amortized cost, or adjusted for unrealized gain (loss).

At the end of third quarter of 2005, average total earning assets as a percent of average total assets were 94.9% and 94.8% in 2004. This ratio indicates how efficiently assets are being utilized. Average loans were 89.4% and 87.4% of average assets, respectively and investments were 5.0% and 7.0%, for the same periods. Average federal funds sold were .5% and .4% over the period. Average total loan-to-deposits ratios were 113.5% and 109.5%. For the period ending September 30, 2005 average NOW, sweep and money market accounts were 16.6% of total interest bearing liabilities (“IBL”); average savings accounts were 31.0% of total IBL and average time certificates were 39.4% of total IBL. Average borrowings were 13.0% of total IBL. Tax equivalent net interest income increased $6.6 million, or 24.4% when compared to a year ago.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Earning Assets (continued)

Earning Assets

Using a 365-day base, the TE yield on total earning assets increased 97 basis points (bps) in the third quarter of 2005 to 7.76% compared to 6.79% in 2004. The increase is due to loans increasing in yield from 7.02% in 2004 to 8.0% in the current period, an increase of 98 bps, or 14.0%. The cost of total interest bearing liabilities increased 78 basis points from 2.11% in 2004 to 2.89% in 2005. Fifty-four percent of the increase in the net interest margin in the current quarter is attributable to the increased volume of loans and the remainder attributable to the change in rate.

On a quarterly TE basis, net interest income was $33.4 million in 2005, versus $26.8 million in 2004, for an increase in net interest income of $6.6 million, or 24.6%. The increase in net interest income was the result of total interest income increasing $11.5 million, and total interest expense increasing $4.9 million. The increase of $319.9 million in the average balance of earning assets increased interest income by $6.1 million and the increase in interest rates increased interest income by $5.4 million, for a total increase of $11.5 million.

Commercial and agriculture loans increased in yield from 6.37% to 7.32%; real estate commercial loans increased in yield from 6.74% to 6.98%; real estate construction and land development loans increased in yield from 7.53% to 9.22%; real estate residential loans increased in yield from 7.41% to 8.3%; and installment loans increased in yield from 8.25% to 8.88%.

The yield on investments decreased from 4.24% in 2004 to 3.92% in 2005 and the yield on federal funds sold increased from 1.38% in 2004 to 3.39% in 2005.

Interest Bearing Liabilities

The increase in the average balance of total interest bearing liabilities of $231.3 million increased interest expense by $1.8 million and the increase in rates paid on interest bearing liabilities increased interest expense by $3.1 million, for a total increase in interest expense of $4.9 million.

The increase in the average balance of interest bearing deposits of $183.7 million increased interest expense by $1.3 million, and the rate paid on interest bearing deposits increased interest expense by $2.9 million, for a net increase of $4.2 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $47.6 million increased interest expense by $518 thousand and the rates paid on these borrowings increased interest expense by $182 thousand, for a net increase of $700 thousand.

The cost of NOW, money market and sweep accounts increased from .67% in 2004, to 1.41% in 2005. Savings account costs were 1.38% in 2004, and 2.07% in 2005. Time cd’s increased in cost from 2.87% in 2004 to 3.58% in 2005. The cost of short-term borrowings increased from 1.20% to 3.05%, and the cost of FHLB borrowings increased from 4.57% in 2004 to 4.75% in 2005. The average cost of interest bearing liabilities increased from 2.11% in 2004 to 2.89% in 2005.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Noninterest income and expenses (continued)

NONINTEREST INCOME AND EXPENSE - September 30, 2005/September 30, 2004

Total noninterest income increased $181 thousand in the third quarter of 2005, or 5.6% from a year ago. Service charges decreased $145 thousand to $1.1 million, or 11.7%. The decline in service charges was due to decreased nonsufficient funds/overdraft fees of $97 thousand and business service charges declining $40 thousand. Other noninterest income increased $174 thousand or 9.7% in the current quarter due to a gain on the sale of a Bank asset of $195 thousand.

The market value of trust assets at quarter-end September 2005 was $344.7 million, as compared to $291.2 million in 2004, an increase of $53.5 million, or 18.4%. Trust assets are not included in the Corporation’s consolidated balance sheet.

Total noninterest expenses increased $2.2 million or 18.0% for the period. Salaries and benefits increased $1.2 million or 14.9%. Of the 14.9% increase, approximately 1.1% related to staff additions, 9.8% related to merit increases and 4.0% relate to increased benefit expenses. Other noninterest expense increased $666 thousand in the third quarter 2005, or 29.8% of which $186 thousand was attributable to consulting and professional fees and $358 thousand was related to costs associated for information technology related infrastructure projects.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation’s efficiency ratio for the third quarter was 40% for 2005 and 41% for 2004. The Corporation’s ratio places it among the performance leaders in the industry.

ASSET QUALITY

The Corporation manages its credit risk through diversification of its loan portfolio and the application of prudent underwriting policies, procedures, and monitoring practices. Delinquent and problem loans, however, are a part of any lending enterprise. When a borrower fails to make payments, the Corporation implements procedures with an organized practical approach for collection of delinquent loans.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset Quality

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)	Nine months ended September 30, 2005	Twelve months ended December 31, 2004
Balance at beginning of period	$32,728	$29,556
Charge offs:
Commercial and agriculture	(198)	(612)
Real estate:
Commercial real estate	-	-
Construction and land development	(4)	-
Residential	-	(387)
Installment and other	(255)	(413)
Total charge offs	(457)	(1,412)

Recoveries:
Commercial and agriculture	600	741
Real estate:
Commercial	-	176
Construction and land development	142	60
Residential	23	51
Installment and other	48	56
Total recoveries	813	1,084

Net (charge offs) recoveries	356	(328)

Provision for loan losses	3,300	3,500

Balance at end of period	$36,384	$32,728

Average loans for the period	$2,149,738	$1,887,528

Ratio of net charge offs to average loans outstanding during the period	-0.02%	0.02%

IMPAIRED ASSETS

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

The assessment of impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique characteristics has been identified as being impaired, the Corporation will measure the amount of the impairment. If the loan value less the impairment measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan. Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impaired Assets (continued)

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)

Period ended September 30,	2005	2004
Nonaccruing loans:
Commercial and agriculture	-	$55
Real estate:
Commercial	$179	6,235
Construction and land development	-	1,853
Residential	140	7,277
Installment and other	47	6
Total nonaccruing loans	366	15,426

Other real estate owned	-	1,013
Total nonperforming assets	$366	$16,439
Restructured loans	-	-

Total loans at end of period	$2,310,171	$1,943,437
Total assets at end of period	$2,577,722	$2,233,050

Total nonperforming assets to total loans	0.02%	0.85%
Total nonperforming assets to total assets	0.01%	0.74%
Total impaired assets to total assets	0.01%	0.74%

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

The table above reflects nonaccrual loans decreased by $15.1 million to $366 thousand as of September 30, 2005. The ratio of nonaccrual loans to total assets as of September 30, 2005 was .01% as compared to .74% at September 30, 2004. There are 5 loans currently in nonaccrual status. Efforts are continuing to collect these loans with many involving some measure of legal action.

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Real Estate Owned (continued)

OTHER REAL ESTATE OWNED

The Corporation ended the quarter with a zero balance in the OREO category.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)	September 30, 2005		December 31, 2004
	Amount	% of total	Amount	% of total
Commercial and agriculture	$319,299	13.8%	$301,961	15.3%
Real estate loans:
Commercial	878,132	38.0%	848,737	42.9%
Construction and land development	873,540	37.8%	608,421	30.8%
Residential	191,402	8.3%	168,876	8.5%
Installment and other	47,798	2.1%	50,057	2.5%
Total	$2,310,171	100.0%	$1,978,052	100.0%

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

At September 30, 2005 and 2004, we had an immaterial amount of foreign loans.

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Allowance for Possible Loan Losses (continued)

ALLOWANCE FOR POSSIBLE LOAN LOSSES - QUALITATIVE FACTORS

For the nine months ending September 30, 2005, the reserve for possible loan loss balance totaled $36.4 million, or 1.57% of total loans, as compared to $31.6 million, or 1.62% of total loans at September 30, 2004.

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

QUANTITATIVE FACTORS

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb loan losses. Management’s evaluation of the adequacy of the allowance is based on the market area served, local and national economic conditions, the growth and composition of the loan portfolio and the related risk characteristics, through continual review by management of the quality of the portfolio.

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

Every quarter certain qualitative facts are evaluated to determine if certain adjustments are indicated for any of the background reserves established. This is accomplished through an internal narrative and the tracking of statistics including but not limited to unemployment rates, historical charge offs, job growth, effects of changing interest rates, housing starts, housing sales, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate owned trends.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Allowance for Possible Loan Losses (continued)

The allocation of the allowance for loan losses at September 30, 2005 is as follows:

(In thousands)	Amount	Percent of Loans in Each Category to Total Loans
Commercial and agriculture	$10,886	13.8%
Real Estate:
Commercial	13,291	38.0%
Construction and land development	1,943	37.8%
Residential	4,541	8.3%
Installment and other	446	2.1%
Undisbursed loans	3,188
Unallocated	2,089
Total	$36,384	100.0%

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2005 and 2004. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two nine month periods, activity in mortgage loans originated and sold was about 38% higher than the 2004 activity, indicating more of a penetration into this market.

Cash flows from investment activities needed for funding loan growth for 2005 were almost double 2004. This emphasizes the strong first nine months loan growth of the Corporation. The reason for the large increase in AFS securities purchased is mainly for collateralizing certain types of deposits.

Funding for the loan growth in 2005 was mostly from time certificates and advances from the FHLB. Core deposit funding sources are only 14% of the funding sources this year versus 61% in 2004. Certificates of deposit provided 65% of the funding this year versus 33% last year.

Index

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. As of June 30, 2005 the model predicted that net income would increase if interest rates rise and decline if rates fall. Over a one-year horizon, if rates increased by 2%, net income would increase by $13.4 million. Also assuming a one-year horizon, if rates decline by 2%, net income would decrease by approximately $6.6 million. These amounts are imbedded with a convexity impact of approximately a positive $10.5 million and a positive $182 thousand, respectively. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Management does not use interest rate risk management products such as interest rate swaps, options, hedges, or derivatives, nor does management currently have any intention to use such products in the future.

CAPITAL - September 30, 2005/December 31, 2004

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2005 was $286.0 million. This amount compares to $254.2 million at December 31, 2004, an increase of $31.8 million, or 12.5%. During this period, the Corporation did not repurchase any shares of common stock in the open market, but paid cash dividends totaling $12.3 million.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Capital (continued)

The Corporation’s regulatory capital ratios as of September 30, 2005 were as follows:

	Tier I (Core) Capital	Tier 2 (Total) Capital	Leverage Capital

GAAP Capital	$285,988	$285,988	$285,988
Net unrealized (gain) loss on AFS securities	(4,178)	(4,178)	(4,178)
Less:
Unrealized loss on equity securities	(409)	(409)	(409)
Goodwill	(6,476)	(6,476)	(6,476)
Add:
Loan loss reserve as stated		36,384
Disallowed portion of the loan loss reserve (1)	-	(5,313)	-
		31,071

Total regulatory capital (numerator)	$274,925	$305,996	$274,925

Total risk weighted assets (a)	$2,485,710	$2,485,710
Less:
Disallowed portion of the loan loss reserve	(5,313)	(5,313)
Adjusted risk weighted assets (denominator)	$2,480,397	$2,480,397

Total average assets, for the quarter less Goodwill (denominator)			$2,526,233

Capital as a percent of adjusted risk weighted assets and/or average assets	11.08%	12.34%	10.88%

Bank's minimum ratio for "well capitalized" purposes	6.00%	10.00%	5.00%

Actual at December 31, 2004	10.50%	11.76%	10.85%

(1)	Qualifying portion of loan loss reserve cannot exceed 1.25% of total risk weighted assets (a).

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Capital (continued)

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “should”, “projected”, or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in the Puget Sound region and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)
The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each conclude that as of September 30, 2005, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2005, the Registrant did not make any significant changes in, nor take any significant corrective actions regarding, its internal controls or other factors that have materially affected, or are reasonably likely to materially affect these controls.

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
Item 4. Controls and Procedures (continued)

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved solely in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

During the quarter ended September 30, 2005, there were no issuer repurchases of its equity securities.

On July 26, 2005, the Corporation issued 71,718 shares of its unregistered common stock and paid $1.6 million in cash in exchange for 22,500 shares of Skagit State Bank common stock held by a private investor. The issuance was an isolated transaction exempt from federal registration under the Securities Act of 1933 including but not limited to Section 4(2) and Regulation D of such Act.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the third quarter of 2005.

Item 5.	Other Information

On September 21, 2005, the Board of Directors of the Corporation declared a $.165 per share fourth quarter 2005 cash dividend to shareowners of record as of October 11, 2005 and payable October 24, 2005.

On October 19, 2005 the Board of Directors of the Corporation approved a resolution for Frontier Bank to terminate its membership in the Federal Reserve Bank. If and when approved, Frontier Bank will be a state chartered nonmember bank.

Index

PART II - OTHER INFORMATION

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

On July 21, 2005, the Corporation filed and 8-K announcing second quarter 2005 earnings results.

On September 14, 2005, the Corporation filed an 8-K announcing entering into an Agreement and Plan of Mergers pursuant to which NorthStar Financial Corporation agreed to merge with and into Frontier Financial Corporation.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

Date:	November 2, 2005	/s/ Michael J. Clementz
Michael J. Clementz
President and CEO

Date:	November 2, 2005	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer