Form 10-K
period 2005-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2006-03-16
CIK 716457

To Our Shareowners, Employees, and Customers


It is, again, my pleasure to report exceptional earnings for Frontier Financial Corporation during 2005. After 27 years of operation since 1978, this brings our overall record to 26 years in which our earnings were at record levels.

In addition to our exceptional earnings, we achieved outstanding loan growth during the year, driven by the robust residential real estate construction and land development markets in the Puget Sound area.

The economy in our region continues to be resilient. The residential and commercial real estate market, the unemployment rate, and the business environment continue to be sound.

Our net income for the year was $51.6 million, an increase of 19.8% over 2004 earnings of $43.0 million. Diluted earnings per share of $1.81 reflected an increase of $.28 or 18.3% over the $1.53 earned in 2004, split adjusted.

At year-end 2005, Frontier's total assets were $2.64 billion, and deposits totaled $2.06 billion, an increase of 17.5% and 14.8%, respectively. Net loans of $2.35 billion and investments of $110.6 million reflected an increase of 20.9% and a decrease of 27.9%, respectively. For the second year in a row, many of our investments have been called and the proceeds were used to fund the growth in the loan portfolio.

Return on average assets for the year was 2.09% compared to 1.98% for 2004, and return on shareowners' equity was 18.75% compared to 18.35% in the prior year. Frontier's efficiency ratio was 41% compared to 42% last year. This ratio reflects the cost of producing a dollar of revenue, and a lower ratio reflects a more productive organization. Based on the above ratios, Frontier continues to be among the top performing financial holding companies in the nation.

Nonperforming assets were .19% of total assets at year-end 2005, down from .63% a year ago. Nonaccruing loans decreased to $4.9 million at year-end compared to $14.1 million at December 31, 2004. For the years ended December 31, 2005 and 2004, net charge-offs amounted to a net recovery of $147 thousand, compared to a net loss of $328 thousand, respectively. The loan loss reserve stood at $37.1 million, or 1.55% of total loans at year-end, compared to $32.7 million, or 1.65% of total loans at the end of the prior year-end. Frontier considers the reserve for loan losses adequate to cover losses inherent in the portfolio at December 31, 2005.

The principal driver of earnings growth was an increase in net interest income of $21.9 million, or 20.8%. This margin expansion was attributable to the Federal Reserve Board increasing rates 25 basis points eight times during 2005.

I am pleased to report that in February, the Federal Reserve Bank gave approval to Frontier for the purchase of up to 20.0% of the common stock of Skagit State Bank, headquartered in Burlington, Washington. Subsequent purchases have now brought our total ownership in that bank to 12.02%.

In March, we opened our Bellingham Downtown Office with Carol Sanderson as the manager. Bellingham continues to be an area of high growth, and that office has been extremely successful in capturing a strong share of the market in the year that it has been opened.

In June, we opened our Renton Office, where we acquired a long-time Renton banker, William LeBlanc as manager. Our Renton Office continues to grow steadily and make inroads in that community.
Our 41st office opened in Lynden in September, with Lynden banker, Gerald Kuiken, joining us as manager. Jerry has been a member of the Lynden City Council for many years, is well known throughout the community, and continues to grow his office.

Our 41st office opened in Lynden in September, with Lynden banker, Gerald Kuiken, joining us as manager. Jerry has been a member of the Lynden city Council for many years, is well known throughout the community, and continues to grow his office.

In September, we announced plans to acquire NorthStar Financial, a bank with $176 million in assets and two offices in the Ballard and Fremont neighborhoods of Seattle. That merger was finalized as of January 31, 2006. NorthStar President and CEO, Ellen Sas, has joined Frontier Bank as Executive Vice President and Chief Risk Officer, and we are extremely pleased to add her expertise to our organization. NorthStar has been a financially strong institution with the same customer-driven focus that we emphasize at Frontier, and we expect this partnership will be very successful as we expand our company into these two Seattle communities.

Last Fall, we were pleased to announce that a team of six long-time Bellevue bankers, all formerly with Wells Fargo/Pacific Northwest Bank, joined Frontier Bank. The six, along with additional support staff, will open a new office for us in the central Bellevue business district during 2006. Until we establish a permanent site, they are temporarily located at our Kirkland Office. The team is headed by Senior Vice President and Manager, Milton Douglas. Joining Milt are:
Chuck Brockway, Ron Jackman, Cheryl Gunderson, Alan Parsons, and Theresa Sykes. We are extremely pleased with the caliber that this team of highly-respected bankers bring to our bank.

In May, our Board of Directors announced the election of Mark Zenger as a new outside director to our Board, effective June 1, 2005. Mr. Zenger brings a wealth of financial expertise to our Board with his background as a retired CPA. Mark is currently President of First Western Investments, a real estate development and investment company.

The Board also approved the appointment of Patrick Fahey and David Cuthill to the Boards of Frontier Financial Corporation and Frontier Bank in November. Pat has spent 38 years in banking in the Northwest, and retired from Wells Fargo in October, 2004 where he was Chairman of Regional Banking in Washington. From 1988 to 2003, he was Chairman, President, and CEO of Pacific Northwest Bank, which he founded in 1988.

David Cuthill is currently Real Estate Director with Opus Northwest, LLC, a full-service real estate developer serving the northwestern region of the United States. From 1995 to 2002, he was responsible for real estate management for Nordstrom, Inc. He brings a wealth of experience and expertise to our Board.

I am pleased to announce that John Dickson was elected to President and CEO of Frontier Financial Corporation (FFC) in December, with the realignment effective January 1, 2006. John replaced Michael Clementz, who retired as President and CEO. Mike will continue to serve on the Boards of both FFC and Frontier Bank, and he will work part time as President of FFP, Inc., our premise subsidiary, as he continues to locate sites for new branch offices for our bank.

John has been CEO of Frontier Bank since May, 2003. He has been with Frontier for nearly 21 years and is a 1982 graduate of the University of Puget Sound, earning a BA in Business and Economics.

The Board continued to increase the cash dividend on our stock in each successive quarter during the year. The dividend of $.17 per share declared in December, 2005 marked the 25th consecutive quarter in which the cash dividend has been increased. For the year ended December 31, 2005, the total return on our stock was 26.7%, including cash dividends.

In April, we declared a 3-for-2 stock split to shareowners of record as of May 2, 2005. Shareowners received one additional share for every two shares of stock they owned. This was equivalent to a 50% stock dividend. This marks the seventh time that Frontier has had a stock split since our opening in 1978. As a result of those seven splits, and our 17 stock dividends since inception, an original shareowner in 1978 who bought 100 shares for $10,000, would own 75,360 shares at year-end, with a market value in excess of $2.4 million, provided no shares were sold during that time.

Our community service continued throughout the year. One of the many awards we received was the Martin Luther King Housing Development Association "Alberta J. Canada Community Service Award" for exemplary service and for our bank's involvement with the community. This award recognized our partnering with the MLKHDA, for whom we financed more than $10 million in capital projects sponsored by that association. The MLKHDA provides emergency shelter and affordable housing, promoting self-sufficiency, home ownership, and neighborhood revitalization.

In June we were recognized by the Independent Community Bankers of America (ICBA) as a "Top 20" industry earnings performer. This announcement was released through the ICBA national publication, Independent Banker.

We sincerely thank our Board of Directors for their wisdom and leadership during 2005, and we thank our employees for their dedication in providing outstanding service to our customers and to our communities.

To those many customers whom we have featured throughout this year's Annual Report, and hundreds of others with whom we have built loyal relationships, we say a hearty "thank you" for your business.

Equally important, we thank our shareowners for their continued support. Without all of you, our bank would not be in the extremely enviable position of being the top-performing bank that we are today.

Sincerely,




Robert J. Dickson
Chairman

                         FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareowners
Frontier Financial Corporation

We have audited the accompanying consolidated balance sheet of Frontier Financial Corporation and subsidiaries (Corporation) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareowners' equity, and cash flows for the three years in the period ended December 31, 2005. We also have audited management's assessment included in the accompanying
Management Report on Internal Control over Financial Reporting that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and Directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Frontier Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Frontier Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Everett, Washington
March 14, 2006


   The accompanying notes are an integral part of these financial statements.

                         FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)



                                                                                             DECEMBER 31,
                                                                                   --------------------------------
ASSETS                                                                                2005                  2004
                                                                                   -----------          -----------
Cash and due from banks                                                            $    85,631          $    70,851
Federal funds sold                                                                         733                5,946
Investment securities
     Available for sale, at fair value                                                 104,904              145,917
     Held to maturity (fair value 2005: $5,919; 2004: $7,912)                            5,713                7,534
                                                                                   -----------          -----------
            Total investment securities                                                110,617              153,451

Loans for resale                                                                         5,711                3,813
Loans                                                                                2,383,513            1,974,239
Less allowance for loan losses                                                         (37,075)             (32,728)
                                                                                   -----------          -----------
            Net loans                                                                2,352,149            1,945,324

Premises and equipment, net                                                             29,769               29,226
Intangible assets                                                                        6,476                6,476
Federal Home Loan Bank (FHLB) stock                                                     14,154                 --
Bank owned life insurance                                                               18,136               17,400
Other assets                                                                            19,340               14,722
                                                                                   -----------          -----------
                Total assets                                                       $ 2,637,005          $ 2,243,396
                                                                                   ===========          ===========
LIABILITIES

Deposits
    Noninterest bearing accounts                                                   $   395,852          $   313,275
    Interest bearing accounts                                                        1,665,528            1,482,567
                                                                                   -----------          -----------
            Total deposits                                                           2,061,380            1,795,842

Federal funds purchased and securities sold under agreements to repurchase              20,813               10,205
Federal Home Loan Bank advances                                                        240,000              175,088
Other liabilities                                                                       18,715                8,031
                                                                                   -----------          -----------
            Total liabilities                                                        2,340,908            1,989,166
                                                                                   -----------          -----------
COMMITMENTS AND CONTINGENCIES (Note 15)


SHAREOWNERS' EQUITY

Preferred stock, no par value; 10,000,000 shares authorized                               --                   --
Common stock, no par value; 100,000,000 shares authorized; 28,438,150 and
    28,117,778 shares issued and outstanding in 2005 and 2004                          131,695              124,617
Retained earnings                                                                      159,978              126,216
Accumulated other comprehensive income, net of tax                                       4,424                3,397
                                                                                   -----------          -----------
            Total shareowners' equity                                                  296,097              254,230
                                                                                   -----------          -----------
                Total liabilities and shareowners' equity                          $ 2,637,005          $ 2,243,396
                                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                       FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  (In Thousands, except for per share amounts)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                        2005                2004              2003
                                                                    ------------       -------------     --------------
INTEREST INCOME
     Interest and fees on loans                                     $    173,753       $    133,232       $    126,555
     Interest on federal funds sold                                          361                170                558
     Interest on investment securities
         Taxable                                                           4,497              6,351              7,045
         Exempt from federal income tax                                      275                475              1,043
                                                                    ------------       ------------       ------------
            Total interest income                                        178,886            140,228            135,201
                                                                    ------------       ------------       ------------
INTEREST EXPENSE
     Interest on deposits                                                 40,714             26,418             29,907
     Interest on FHLB advances                                            10,434              8,365              7,763
     Interest on federal funds purchased and securities
         sold under agreements to repurchase                                 588                156                159
                                                                    ------------       ------------       ------------
            Total interest expense                                        51,736             34,939             37,829
                                                                    ------------       ------------       ------------
            Net interest income                                          127,150            105,289             97,372

PROVISION FOR LOAN LOSSES                                                 (4,200)            (3,500)            (4,250)
                                                                    ------------       ------------       ------------
            Net interest income after provision for loan losses          122,950            101,789             93,122
                                                                    ------------       ------------       ------------
NONINTEREST INCOME
     Provision for loss on equity investment                                (211)              --                 --
     Gain (loss) on sale of securities                                      --                  (44)               190
     Gain on sale of secondary market loans                                1,249              1,028              2,048
     Service charges                                                       4,365              4,926              4,595
     Other                                                                 7,672              8,034              5,924
                                                                    ------------       ------------       ------------
            Total noninterest income                                      13,075             13,944             12,757
                                                                    ------------       ------------       ------------
NONINTEREST EXPENSE
     Salaries                                                             26,718             23,403             20,819
     Employee benefits                                                     9,825              8,509              7,976
     Occupancy                                                             7,654              7,035              6,255
     State business taxes                                                  1,798              1,751              1,820
     Other                                                                12,117             10,027              9,349
                                                                    ------------       ------------       ------------
            Total noninterest expense                                     58,112             50,725             46,219
                                                                    ------------       ------------       ------------
INCOME BEFORE INCOME TAX                                                  77,913             65,008             59,660

PROVISION FOR INCOME TAX                                                 (26,329)           (21,963)           (20,053)
                                                                    ------------       ------------       ------------
NET INCOME                                                          $     51,584       $     43,045       $     39,607
                                                                    ============       ============       ============
Weighted average number of shares
outstanding for the period                                            28,321,096         27,951,083         27,829,941
BASIC EARNINGS PER SHARE                                            $       1.82       $       1.54       $       1.42

Weighted average number of diluted
shares outstanding for the period                                     28,495,034         28,137,089         27,982,059
DILUTED EARNINGS PER SHARE                                          $       1.81       $       1.53       $       1.42


   The accompanying notes are an integral part of these financial statements.

                         FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                     (In Thousands, except number of shares)



                                                                                                       Accumulated
                                                                                                          Other
                                                       Common Stock                                   Comprehensive
                                                --------------------------- Comprehensive    Retained     Income/
                                                   Shares        Amount        Income        Earnings      (Loss)       Total
                                                ------------- ------------- -------------- ------------- ----------- ------------
Balance, December 31, 2002                        18,817,684      $116,925                      $79,841      $2,097     $198,863
                                                ------------- -------------                ------------- ----------- ------------
Comprehensive Income
     Net income for 2003                                   -             -        $39,607        39,607           -       39,607
     Other comprehensive income,
       Unrealized gain on available
         for sale securities, net of tax $751              -             -          1,395             -       1,395        1,395
                                                                            --------------
          Total comprehensive income                                              $41,002
                                                                            ==============
Stock options exercised                               83,354         1,559                            -           -        1,559
Stock award plan                                      10,822           281                            -           -          281
Repurchase of common shares                         (361,800)          (72)                      (9,076)          -       (9,148)
Cash dividend declared                                     -             -                      (13,151)          -      (13,151)

                                                ------------- -------------                ------------- ----------- ------------
Balance, December 31, 2003                        18,550,060       118,693                       97,221       3,492      219,406
                                                ------------- -------------                ------------- ----------- ------------
Comprehensive Income
     Net income for 2004                                   -             -        $43,045        43,045           -       43,045
     Other comprehensive income,
       Unrealized gain (loss) on available
         for sale securities, net of tax $(51)             -             -            (95)            -         (95)         (95)
                                                                            --------------
          Total comprehensive income                                              $42,950
                                                                            ==============
Stock options exercised                              104,755         2,393                            -           -        2,393
Stock award plan                                      15,995           528                            -           -          528
Issuance of common shares                             74,375         3,003                                                 3,003
Tax benefit from stock options                             -             -                          698           -          698
Cash dividend declared                                     -             -                      (14,748)          -      (14,748)
                                                ------------- -------------                ------------- ----------- ------------
Balance, December 31, 2004                        18,745,185       124,617                      126,216       3,397      254,230
                                                ------------- -------------                ------------- ----------- ------------
Comprehensive Income
     Net income for 2005                                   -             -        $51,584        51,584           -       51,584
     Other comprehensive income,
       Unrealized gain on available
         for sale securities, net of tax $554              -             -          1,027             -       1,027        1,027
                                                                            --------------
          Total comprehensive income                                              $52,611
                                                                            ==============
Stock options exercised                              154,791         2,549                            -           -        2,549
Stock award plan                                      22,584           601                            -           -          601
Issuance of common shares                            143,438         3,928                                                 3,928
Tax benefit from stock options                             -             -                          205           -          205
Three for two stock split                          9,372,152             -
Cash dividend declared                                     -             -                      (18,027)          -      (18,027)
                                                ------------- -------------                ------------- ----------- ------------
Balance, December 31, 2005                        28,438,150      $131,695                     $159,978      $4,424     $296,097
                                                ============= =============                ============= =========== ============


   The accompanying notes are an integral part of these financial statements.

                         FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                               2005            2004            2003
                                                                          --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $51,584         $43,045         $39,607
     Adjustments to reconcile net income to net
            cash provided by operating activities
         Depreciation                                                              2,704           2,501           2,296
         Provision for loan losses                                                 4,200           3,500           4,250
         Gain on sale of other real estate owned                                     (25)           (512)              -
         (Gain) loss on sale of premises and equipment                                31              (9)              3
         Gain (loss) on sale of securities                                             -              44            (190)
         Provision for loss on equity investment                                     211               -               -
         Deferred taxes                                                           (1,633)           (199)           (683)
         Stock award plan compensation                                               601             528             281
         Dividend income from Federal Home Loan Bank                                 (58)           (397)           (781)
         Increase in cash surrender value of BOLI                                   (736)           (574)           (830)
     Changes in operating assets and liabilities
         Income taxes payable                                                      1,964            (726)            633
         Interest receivable                                                      (3,005)            359            (243)
         Interest payable                                                          3,033             290            (853)
         Proceeds from sales of mortgage loans                                    91,293          65,847         137,059
         Origination of mortgage loans held for sale                             (93,191)        (67,707)       (130,249)
         Other operating activities                                                  735           1,872             824
                                                                          --------------- --------------- ---------------
            Net cash provided by operating activities                             57,708          47,862          51,124
                                                                          --------------- --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net federal funds sold                                                        5,213          (5,938)         13,520
     Proceeds from maturities of available for sale securities                    90,294          78,368          45,548
     Proceeds from maturities of held to maturity securities                       1,176           4,646          44,116
     Proceeds from sales of available for sale securities                          1,852           1,086           5,051
     Purchase of investment securities available for sale                        (58,923)        (47,127)       (116,985)
     Purchase of investment securities held to maturity                                -               -         (26,565)
     Net cash flows from loan activities                                        (409,274)       (204,804)       (122,703)
     Purchases of premises and equipment                                          (3,193)         (3,052)         (4,084)
     Proceeds from the sale of other real estate owned                                25           5,721             300
     Proceeds from the sale of premises and equipment                                147              91              31
     Other investing activities                                                     (633)         (1,065)          3,381
                                                                          --------------- --------------- ---------------
            Net cash used by investing activities                               (373,316)       (172,074)       (158,390)
                                                                          --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in core deposit accounts                                         (13,360)         77,995         140,060
     Net change in certificates of deposit                                       278,898          50,830         (33,919)
     Stock options exercised                                                       2,549           2,393           1,559
     Cash dividends paid                                                         (17,021)        (14,337)        (12,824)
     Repurchase of common shares                                                       -               -          (9,148)
     Net change in federal funds purchased and securities sold under
         agreements to repurchase                                                 10,608            (190)         (1,794)
     Advances from the Federal Home Loan Bank                                    110,000          55,000          45,000
     Repayments to the Federal Home Loan Bank                                    (45,088)        (50,016)        (35,017)
     Other financing activities                                                    3,802          (1,164)           (746)
                                                                          --------------- --------------- ---------------
            Net cash provided by financing activities                            330,388         120,511          93,171
                                                                          --------------- --------------- ---------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                    14,780          (3,701)        (14,095)

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                      70,851          74,552          88,647
                                                                          --------------- --------------- ---------------
CASH AND DUE FROM BANKS AT END OF YEAR                                           $85,631         $70,851         $74,552
                                                                          =============== =============== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for interest                                      $48,703         $34,649         $38,682
     Cash paid during the year for income taxes                                  $26,000         $22,505         $24,657

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES

     Other real estate acquired in settlement of loans in 2004 and 2003 were $1.0 million and $2.2 million, respectively.

     Purchase of investment through issuance of common shares in 2005 and in 2004 were $3.9 million and $3.0 million, respectively.

     Tax benefits for disqualifying distributions of stock options were $205 thousand and $698 thousand in 2005 and 2004, respectively.


   The accompanying notes are an integral part of these financial statements.

                         FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE ONE - Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Frontier Financial Corporation (the Corporation or FFC), a financial holding company, and its wholly owned subsidiaries, Frontier Bank (the Bank), and FFP, Incorporated (FFP). FFP owns certain real property, which is leased to the Bank for use in its operations. Significant inter-company account balances and transactions have been eliminated in consolidation. Assets held by the Bank in an agency or fiduciary capacity, are not included in the accompanying financial statements.

Nature of Operations - The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers through the Bank. The Bank also provides other services such as trust services and insurance and financial service brokerage activities. The Corporation is subject to competition from other financial institutions and to regulation by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Summary of Significant Accounting Policies

(a) Investment Securities - Investments in equity and debt securities are classified into one of three categories: 1) held to maturity (HTM), 2) available for sale (AFS), or 3) trading. Investment securities are categorized as held to maturity when the Corporation has the positive intent and ability to hold those securities to maturity. Securities which are held to maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Investment securities categorized as available for sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available for sale securities are recorded at fair value, with the net unrealized gain or loss included in comprehensive income, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. The Corporation did not have any investment securities categorized as trading securities at December 31, 2005 and 2004.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to call or maturity.

(b) Federal Home Loan Bank (FHLB) Stock - The Bank's investment in Federal Home Loan Bank stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The FHLB announced in December 2004 that it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board ("Finance Board"). In May 2005, the Finance Board accepted the Seattle Bank's three-year plan. To meet the Finance Board's conditions under the three-year plan, the Seattle Bank's board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle Bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. As such, the FHLB stock has been disclosed as a nonearning asset as of December 31, 2005. Since December of 2005, the Seattle Bank board has suspended all Class B (1) stock repurchases, and allowed limited Class B (2) stock repurchases; however, the Seattle Bank may seek waivers from the Finance Board to allow for very limited repurchases of Class B (2) stock. The dividend income shown on the statement of cash flows represents dividends declared in 2004, but not paid until 2005. At year-end 2005 and 2004, the Bank held FHLB stock of $14.1 million.

NOTE ONE - Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (continued)


        (c) Loans and Related Income - Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff are reported at their outstanding principal, adjusted for unearned discounts, net of unamortized nonrefundable fees and related direct loan origination costs. Interest income is accrued as earned.

        Net deferred fees and costs are generally amortized into interest income as an adjustment to the loan yield using the interest method. Expenses deferred (principally personnel expense) and recognized in the yield adjustment result in a reduction in noninterest expense.

Nonrefundable fees related to lending activities other than direct loan origination or purchase are recognized as credit related fees and included in noninterest income during the period the related service is provided. These include, standby letter of credit and loan commitment fees.

Loans are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful or when the loan becomes 90 or more days past due. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, and when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.

        A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all loans in nonaccrual, loans restructured, and other loans that management considers to be impaired.

        (d) Allowance For Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probably losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan

NOTE ONE - Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (continued)


agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significant of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

(e) Loans Held For Sale - Mortgage loans originated and designated as held for sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method.

(f) Premises and Equipment - Premises, leasehold improvements and equipment are shown at cost and depreciated using the straight-line method. Depreciation expense is computed over the following estimated useful lives:

               Premises                                   7 to 40 years
               Furniture, fixtures and equipment           3 to 7 years

(g) Other Real Estate Owned - Other real estate owned consists principally of properties acquired through foreclosure and is stated at the lower of cost or estimated market value. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to the transfer to foreclosed assets held for sale, these assets continue to be recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized, however, in no event are recorded costs allowed to exceed fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest income or expense.

(h) Income Tax - The Corporation reports income and expenses using the accrual method of accounting and files a consolidated tax return. Deferred taxes are determined using the asset-liability method and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in recognition of certain income and expense amounts between the Bank's financial statements and its tax returns.

(i) Retirement Plan - The Corporation has a profit sharing and salary deferral plan that covers eligible employees. The Corporation's contributions to the plan were $3.2 million in 2005, $2.5 million in 2004, and $2.4 million in 2003. Contributions to the profit sharing plan are discretionary with a minimum of 6% of employee compensation. Employer contributions are funded during the period in which it is committed by the Board of Directors.

(j) Advertising Costs - The Corporation expenses advertising costs as they are incurred and such costs are not considered to be material.

(k) Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

NOTE ONE - Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (continued)


(l) Stock Option Plans - At December 31, 2005, the Corporation has a stock-based employee compensation plan, which is described more fully in Note 11. The Corporation accounts for the plan using the intrinsic value method under recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant and vest immediately. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In Thousands, except for per share amounts

Pro forma disclosures              2005            2004             2003
                                   ----            ----             ----
  Net income as reported           $51,584          $43,045          $39,607
  Additional compensation for
     fair value of stock options     1,098            1,091            1,998
                                 ----------     ------------    -------------

Pro forma net income               $50,486          $41,954          $37,609
                                 ==========     ============    =============

Earnings per share
  Basic
    As reported                    $  1.82          $  1.54          $  1.42
    Pro forma                      $  1.78          $  1.50          $  1.35
                                 ==========     ============    =============
  Diluted
    As reported                    $  1.81          $  1.53          $  1.42
    Pro forma                      $  1.77          $  1.49          $  1.34
                                 ==========     ============    =============


(m) Earnings Per Share - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. All numbers have been restated to reflect the three-for-two stock split declared by the Corporation in May 2005.

(n) Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, and amounts due from banks. Cash and cash equivalents have an original maturity of three months or less.

(o) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

(p) Transfer of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

NOTE ONE - Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (continued)


(q) Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:


In Thousands                                                                        Years Ended December 31,
                                                                         ----------------------------------------------
                                                                             2005           2004          2003
                                                                         --------------  ------------  ------------

Unrealized holding gains on available-for-sale securities                       $6,807        $5,226        $5,372
Tax effect                                                                      (2,383)       (1,829)       (1,880)
                                                                         --------------  ------------  ------------

     Net-of-tax amount                                                          $4,424        $3,397        $3,492
                                                                         ==============  ============  ============

The  components  of  accumulated  other   comprehensive   income,   included  in
shareowners' equity, are as follows:

In Thousands                                                                             December 31,
                                                                         ------------------------------------------
                                                                             2005                         2004
                                                                         --------------                ------------
Net unrealized gain (loss) on securities available-for-sale                     $1,581                       ($146)
Tax effect                                                                        (554)                         51
                                                                         --------------                ------------

Accumulated other comprehensive income (loss)                                   $1,027                        ($95)
                                                                         ==============                ============


(r) Business Combinations - Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, (SFAS 141), requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The purchase method of accounting requires that the cost of an acquired entity be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The difference between the fair values and the purchase price is recorded to Goodwill. Also, under SFAS 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. See Note 2 of the consolidated financial statements for further discussion.

(s)  Reclassifications  - Certain amounts in prior years'  financial  statements
have  been   reclassified   to   conform   to  the  2005   presentation.   These
classifications have not had an effect on previously reported income.

NOTE TWO - Acquisition

On February 1, 2006, the Corporation acquired 100 percent of the outstanding shares of NorthStar (NorthStar) Financial Corporation. NorthStar's results of operations will be included in the Corporation's results beginning in 2006. NorthStar had two full service offices in the Seattle communities of Ballard and Fremont. The purchase of NorthStar provided Frontier the opportunity to fill in branches within its market area. The aggregate purchase price was $46.4 million.

The acquisition was accounted for as a purchase in accordance with SFAS 141. Accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

In Thousands
Purchase Price
Total value of the Corporation's common stock exchanged                                                 $43,731
Value of stock options assumed                                                                            2,709
                                                                                                  --------------
          Total Purchase Price                                                                                           46,440

Allocation of purchase price
       NorthStar's shareowner equity                                                                                     11,931
       Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
          Loan                                                                                                              278
          Core deposit intangible                                                                                           681
          Federal Home Loan Bank advances                                                                                   159
          Junior subordinated debentures                                                                                     52
                                                                                                                  --------------
          Estimated fair value of net assets acquired                                                                    13,101
                                                                                                                  --------------
               Goodwill resulting from acquisition                                                                     $ 33,339
                                                                                                                  ==============

The acquired core deposit intangible assets has a useful life of approximately 5 years. The $33.3 million of goodwill acquired assigned to the NorthStar business segment and none of it is deductible for tax purposes.

The fair value of assets and liabilities of NorthStar at the date of acquisition are presented below:

     Cash                                                                                                               $ 3,481
     Securities available-for-sale                                                                                        8,176
     Federal funds sold and interest beraring deposits at banks                                                           8,003
     Loans, net of allowance for loan losses of $2,501                                                                  150,099
     Premises and equipment, net                                                                                            178
     BOLI                                                                                                                 3,174
     Other assets                                                                                                         2,521
     Investment in Trust I and Trust II                                                                                     156
     Goodwill                                                                                                            33,339
                                                                                                                  --------------
          Total assets                                                                                                  209,127
     Deposits                                                                                                          (145,172)
     Federal Home Loan Bank advances                                                                                    (11,152)
     Junior subordinated debentures                                                                                      (5,104)
     Other liabilities                                                                                                   (1,259)
                                                                                                                  --------------
Net assets acquired                                                                                                     $46,440
                                                                                                                  ==============

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial information presents the results of operations of the Corporation had the acquisition taken place at January 1, 2004:

In Thousands, except per share amounts                                For the years ended December 31,
                                                                          2005              2004
                                                                     ----------------  ----------------
Net interest income                                                      $   134,868       $   111,866
Provision for loan losses                                                     (4,990)           (4,378)
Noninterest income                                                            14,181            14,623
Noninterest expense                                                           63,025            54,848
Income before income tax                                                      81,034            67,263
Net income                                                                    53,646            44,552
Per common share information:
Basis earnings per share                                                 $      1.80       $      1.52
Diluted earnings per share                                               $      1.79       $      1.50
Average common shares issued and outstanding                              29,776,071        29,407,042
Average diluted common shares issued and outstanding                      30,020,635        29,662,218

The pro forma results presented in the previous table include amortization of purchase premiums of approximately $241 thousand for the years ended December 31, 2005 and 2004. Excluded from the pro forma results are acquisition related expenses of approximately $2.5 million paid for by NorthStar prior to the acquisition date.

NOTE THREE - Investments

Investments in federal funds sold are made with major banks, which are approved by the Board of Directors. The Bank has an investment policy that generally permits holding securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization.

The aggregate amortized cost and fair values of investment securities at December 31 are as follows:


                                                                              Less than          12 months
In Thousands                                                                  12 months           or more
                                                             Gross              Gross              Gross
2005                                    Amortized          Unrealized         Unrealized         Unrealized             Fair
                                           Cost              Gains             Losses              Losses               Value
                                       -------------       -----------       ------------       -------------       --------------
Available for sale
     U.S. Treasury bonds                   $  7,232            $   57              ($  1)                  -             $  7,288
     U.S. Agency bonds                       49,621               109                (26)            ($1,179)              48,525
     Municipal securities                        45                 -                  -                   -                   45
     Corporate bonds                         17,799               336               (147)               (135)              17,853
     Equities                                23,400             8,366               (198)               (375)              31,193
                                       -------------       -----------       ------------       -------------       --------------
                                             98,097             8,868               (372)             (1,689)             104,904
                                       -------------       -----------       ------------       -------------       --------------
Held to maturity
     Municipal securities                     4,186                84                  -                  (5)               4,265
     Corporate bonds                          1,527               127                  -                   -                1,654
                                       -------------       -----------       ------------       -------------       --------------
                                              5,713               211                  -                  (5)               5,919
                                       -------------       -----------       ------------       -------------       --------------
         Total Securities                  $103,810            $9,079              ($372)            ($1,694)            $110,823
                                       =============       ===========       ============       =============       ==============

                                                                              Less than          12 months
                                                                              12 months           or more
                                                             Gross              Gross              Gross
2004                                    Amortized          Unrealized         Unrealized         Unrealized             Fair
                                           Cost              Gains             Losses              Losses               Value
                                       -------------       -----------       ------------       -------------       --------------
Available for sale
     U.S. Treasury bonds                   $ 15,704            $   60              ($ 26)                  -             $ 15,738
     U.S. Agency bonds                       49,738                 9               (361)                  -               49,386
     Municipal securities                        45                 -                  -               ($  1)                  44
     Corporate bonds                         42,686               649                (10)                (46)              43,279
     Equities                                32,518             5,426                (20)               (454)              37,470
                                       -------------       -----------       ------------       -------------       --------------
                                            140,691             6,144               (417)               (501)             145,917
                                       -------------       -----------       ------------       -------------       --------------
Held to maturity
     Municipal securities                     6,006               225                 (1)                 (1)               6,229
     Corporate bonds                          1,528               155                  -                   -                1,683
                                       -------------       -----------       ------------       -------------       --------------
                                              7,534               380                 (1)                 (1)               7,912
                                       -------------       -----------       ------------       -------------       --------------
         Total Securities                  $148,225            $6,524              ($418)              ($502)            $153,829
                                       =============       ===========       ============       =============       ==============





Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Corporation has evaluated these securities and has determined that the decline in value is temporary, and is not related to any company or industry specific event. There are 28 investment securities with unrealized losses at December 31, 2005. The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Contractual maturities of investment securities as of December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.


In Thousands
                                                            Available for Sale                   Held to Maturity
                                                       -----------------------------       -----------------------------
                                                        Amortized          Fair             Amortized          Fair
                                                           Cost           Value                Cost            Value
                                                       -------------   -------------       -------------    ------------
                Maturity
                    Less than one year                      $33,899        $ 41,639              $1,700          $1,697
                    One to five years                        61,383          60,056               2,252           2,313
                    Five to ten years                           251             308                 234             255
                    Over ten years                            2,564           2,901               1,527           1,654
                                                       -------------   -------------       -------------    ------------

                                                            $98,097        $104,904              $5,713          $5,919
                                                       =============   =============       =============    ============

Investments in state and political subdivisions represent purchases of municipal bonds, with localities principally in western Washington. Investments in corporate bonds are made in companies located and doing business throughout the United States. Approximately 70% and 56% of the investments in corporate bonds at December 31, 2005 and 2004, respectively, consisted of investments in companies doing business in the financial services sector. Approximately 30% and 44% of the investments in corporate bonds at December 31, 2005 and 2004, respectively, consisted of investments in companies doing business in the industrial sector.

As of December 31, 2005 and 2004, the Corporation held FHLB bonds that had a book value of $34.0 million and a market value of $33.2 million and $33.8 million, respectively.

Proceeds from sales of available for sale securities were $1.9 million in 2005, $1.1 million in 2004 and $5.1 million in 2003. Gross realized gain on sales of securities was $191 thousand in 2003. Gross realized losses on sales of securities were $44 thousand in 2004 and $1 thousand in 2003. Investment securities, with an amortized cost of $32.3 million and $29.2 million with fair values of $31.6 and $29.2 million in 2005 and 2004, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase as required by law.

NOTE FOUR - Loans

The Bank originates commercial, real estate mortgage, construction and land development and installment loans primarily in Snohomish, Skagit, Island, Jefferson, Clallam, Kitsap, Whatcom, King and Pierce Counties. Although the Bank has a diversified loan portfolio, local economic conditions may affect borrowers' ability to meet the stated repayment terms. Collateral for each loan is based on a credit evaluation of the customer, and such collateral may, depending on the loan, include accounts receivable, inventory, equipment, real estate or other collateral. Loans are originated at both fixed, adjustable, and variable interest rates.

Major classifications of loans at December 31 are as follows:


In Thousands                                                                  2005               2004
------------                                                              --------------    ---------------
     Commercial and agriculture                                              $  321,980         $  302,986
     Real estate commercial                                                     860,826            850,107
     Real estate construction and land development                              978,120            617,515
     Real estate mortgage                                                       191,137            166,527
     Installment                                                                 46,825             50,023
                                                                          --------------    ---------------
                                                                              2,398,888          1,987,158
     Less deferred loan fees                                                    (15,375)           (12,919)
                                                                          --------------    ---------------
                                                                             $2,383,513         $1,974,239
                                                                          ==============    ===============


Contractual maturities of loans, net of deferred fees, as of December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.


In Thousands                                               Within              1-5              After
------------                                               1 Year             Years            5 Years             Total
                                                       ---------------    --------------    ---------------    --------------
Commercial and agriculture                                   $202,386          $111,749             $7,168          $321,303
Real estate commercial                                         72,572           498,056            288,623           859,251
Real estate construction and land development                 753,758           207,405              6,172           967,335
Real estate mortgage                                           57,287            93,848             37,637           188,772
Installment                                                     9,479            14,578             22,795            46,852
                                                       ---------------    --------------    ---------------    --------------

                                                           $1,095,482          $925,636           $362,395        $2,383,513
                                                       ===============    ==============    ===============    ==============

     Loans maturing after                                                      1-5              After
         one year with:                                                       Years            5 Years
                                                                          --------------    ---------------
     Fixed rates                                                               $671,911            $60,670
     Variable rates                                                             253,725            301,724
                                                                          --------------    ---------------
                                                                               $925,636           $362,394
                                                                          ==============    ===============

LOAN LOSS RESERVE

Changes in the allowance for loan losses are summarized below:

In Thousands                                                                  2005               2004              2003
------------                                                              --------------    ---------------    --------------
     Balance at beginning of year                                               $32,728            $29,556           $28,175
     Provision charged to operating expense                                       4,200              3,500             4,250

         Loans charged-off                                                         (706)            (1,412)           (3,622)
         Less recoveries                                                            853              1,084               753
                                                                          --------------    ---------------    --------------

                 Net recoveries (charge-offs)                                       147               (328)           (2,869)
                                                                          --------------    ---------------    --------------

     Balance at end of year                                                     $37,075            $32,728           $29,556
                                                                          ==============    ===============    ==============

The Bank had loans amounting to $4.9 at December 31, 2005, $14.1 million at December 31, 2004, and $12.9 million at December 31, 2003 that were specifically classified as impaired with an average balance during the year of $5.0 million, $14.1 million, and $12.9 million, respectively. The allowance for loan losses related to these loans was approximately $247 thousand in 2005, $3.6 million in 2004, and $1.0 million in 2003. Interest collected on these loans in cash and included in income amounted to $327 thousand in 2005, $350 thousand in 2004, and $429 thousand in 2003. If interest on these loans had been accrued the additional amount of such income would have approximated $67 thousand in 2005, $925 thousand in 2004, and $443 thousand in 2003. At December 31, 2005 there were no commitments to lend additional funds to borrowers whose loans were classified as impaired.


NONPERFORMING ASSETS

The Bank's nonperforming assets (NPA's) (includes loans in nonaccrual and other real estate owned) totaled 0.19% and 0.63% of total assets at December 31, 2005 and 2004, respectively.

OTHER REAL ESTATE OWNED

From time-to-time management has written-off various parcels of other real estate owned due to unresolved issues relating to permitting, zoning and wetlands. Management is attempting to work through the above-mentioned issues to be able to effectively market these properties. Contingent gains could be realized, should the above issues be favorably resolved.

NOTE FIVE - Premises And Equipment

Premises and equipment at December 31 are comprised of the following:


In Thousands                                                                                     2005              2004
------------                                                                                ---------------    --------------
     Premises                                                                                      $27,440           $26,516
     Furniture, fixtures and equipment                                                              18,280            16,889
     Land                                                                                            9,601             8,965
     Construction in progress                                                                          578               514
                                                                                            ---------------    --------------
                                                                                                    55,899            52,884
     Less accumulated depreciation                                                                 (26,130)          (23,658)
                                                                                            ---------------    --------------
                                                                                                   $29,769           $29,226
                                                                                            ===============    ==============


Depreciation expense on premises and equipment totaled $2.7 million in 2005, $2.5 million in 2004, and $2.3 million in 2003.

NOTE SIX - Interest Bearing Deposits

The major classifications of interest bearing deposits at December 31 are as follows:


In Thousands                                                                                     2005              2004
------------                                                                                ---------------    --------------
     Money market, sweep and NOW accounts                                                       $  322,283        $  270,894
     Savings                                                                                       495,108           642,434
     Time deposits, $100,000 and over                                                              471,726           283,472
     Other time deposits                                                                           376,411           285,767
                                                                                            ---------------    --------------
                                                                                                $1,665,528        $1,482,567
                                                                                            ===============    ==============

The total remaining maturity schedule for time deposits is as follows:

In Thousands
------------
         December 31,                                            2006                             $611,284
                                                                 2007                              100,383
                                                                 2008                               60,952
                                                                 2009                               43,588
                                                                 2010                               29,732
                                                           Thereafter                                2,198
                                                                                            ---------------
                                                                                                  $848,137
                                                                                            ===============


NOTE SEVEN - Credit Arrangements

The Bank is a member of the Federal Home Loan Bank (FHLB) of Seattle. As a member, the Bank has a committed line of credit up to 24% of total assets, or $581.4 million. At December 31, 2005 committed lines of credit agreements totaling approximately $55.0 million were available to the Bank from unaffiliated banks and there were no outstanding balances as of December 31, 2005. Such lines generally provide for interest at the lending bank's federal funds rate or other money market rates.

NOTE EIGHT - Federal Home Loan Bank (FHLB) Advances

Contractual maturities of FHLB advances as of December 31, 2005 and 2004 are shown below. Expected maturities will differ from contractual maturities because FHLB has the right to call without penalties:

                                                                 2005                                   2004
                                                  ----------------------------------     -------------------------------------
                                                                        Interest                                Interest
             In Thousands                             Amount             Rates               Amount              Rates
                                                  ----------------   ---------------     ---------------   -------------------
                 Within one year                         $ 15,000     3.05%-4.84%              $ 25,000       1.28%-3.83%
                 Two through three years                   82,500     3.55%-6.04%                60,030       3.05%-7.32%
                 Four through nine years                  122,500     3.53%-6.77%                90,058       4.77%-6.77%
                 Ten through fifteen years                 20,000           3.87%                     -       N/A
                                                  ----------------                       ---------------
                                                         $240,000                              $175,088
                                                  ================                       ===============

Advances from FHLB are collateralized by qualifying first mortgage loans, qualifying commercial real estate, and government agency securities as required by the agreement with FHLB.

The maximum and average outstanding balances and average interest rates on advances from FHLB were as follows for the year ended December 31:



In Thousands                                                  2005                2004
------------                                             ----------------    ----------------
     Maximum outstanding at any month-end                       $240,075            $185,093
     Average outstanding                                         221,392             180,860
     Weighted average interest rates:
                 Annual                                             4.71%               4.63%
                 End of year                                        4.70%               4.66%

NOTE NINE - Securities Sold Under Agreements To Repurchase

The Bank has sold certain securities of the U.S. Government and its agencies and other approved investments under agreements to repurchase on a short-term basis. The securities underlying the agreements were held by a safekeeping agent. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

Securities sold under agreement to repurchase were $7.8 million in 2005 and $4.5 million in 2004. The average daily balance of outstanding agreements during the period was $6.9 million in 2005 and $4.7 million in 2004, with maximum outstanding agreements at any month-end of $8.9 million and $4.5 million, respectively.

NOTE TEN - Income Tax

The components of the provision for income tax are as follows:

             In Thousands                                     2005               2004               2003
             ------------                                --------------    ----------------   ----------------
                 Current                                       $27,962             $22,162            $20,736
                 Deferred                                       (1,633)               (199)              (683)
                                                         --------------    ----------------   ----------------
                                                               $26,329             $21,963            $20,053
                                                         ==============    ================   ================


The following table shows the nature and components of the Corporation's net deferred tax assets, established at an estimated tax rate of 35% at December 31:


             In Thousands                                                          2005               2004
             ------------                                                     ---------------    ----------------
                 Deferred tax assets
                    Allowance for possible loan losses,
                        in excess of tax reserves                                    $12,976             $11,455
                    Other deferred tax assets                                            739                 813
                                                                              ---------------    ----------------
                        Total deferred tax assets                                     13,715              12,268
                                                                              ---------------    ----------------
                 Deferred tax liabilities
                    FHLB stock dividends                                              (2,468)             (2,449)
                    Unrealized gain on available-for-sale securities                  (2,382)             (1,829)
                    Other deferred tax liabilities                                    (2,342)             (2,547)
                                                                              ---------------    ----------------
                        Total deferred tax liabilities                                (7,192)             (6,825)
                                                                              ---------------    ----------------
                        Net deferred tax assets                                      $ 6,523             $  5,443
                                                                              ===============    ================


The Corporation believes, based upon available information, that all deferred assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the effective income tax rate with the federal statutory tax rate is as follows:

In Thousands                   2005                             2004                             2003
------------               -----------------------------    ------------------------------   ------------------------------
                              Amount           Rate            Amount            Rate           Amount            Rate
                           -------------   -------------    -------------    -------------   -------------    -------------
Income tax provision
     at statutory rate          $27,270             35%          $22,753              35%         $20,881              35%

Effect of nontaxable
     interest income               (740)            (1%)            (576)             (1%)           (543)             (1%)

Other                              (201)              -             (214)               -            (285)               -
                           -------------   -------------    -------------    -------------   -------------    -------------

                                $26,329             34%          $21,963              34%         $20,053              34%
                           =============   =============    =============    =============   =============    =============


NOTE ELEVEN - Shareowners' Equity And Regulatory Matters

In addition to 100 million shares of common stock authorized, the Corporation is authorized to issue up to 10 million shares of preferred stock with no par value. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock. There are no preferred shares issued and outstanding.

In December 2005, the Board of Directors declared a $.17 per share cash dividend to shareowners of record as of January 9, 2006, and payable on January 24, 2006.

On January 17, 2001 the Board announced the adoption of a stock repurchase program authorizing the Corporation to repurchase up to 5% of its outstanding stock in the open market. On October 17, 2001 and 2002 and September 16, 2004 the Board of Directors authorized three increases of 5% for the repurchase of outstanding common stock under the plan. The plan expires September 2006. The Corporation repurchased 361,800 in 2003. There were 1,398,405 shares remaining under the current plan at December 31, 2005.

During 2005 and 2004 the Corporation made a purchase of Skagit State Bank stock through the issuance of common shares with a market value of $3.9 million and $3.0 million, and cash of $3.2 million and $2.5 million cash, respectively. See
Note 14 for additional discussion.

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines in the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require maintenance of minimum amounts and ratios (set forth in the following table). Tier I capital includes common stock, surplus, retained earnings and undivided profits less goodwill. Total capital includes Tier I capital and a portion of the loan loss reserve. Tier I capital to average risk weighted assets is referred to as the Tier I ratio. Management believes, as of December 31, 2005 and 2004, that the Corporation and Bank meet capital adequacy requirements to which they are subject.

As of the most recent notification from the Bank's primary regulator, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.


In Thousands                                                            To Be Well
------------                                                         Capitalized Under
                                                                     Prompt Corrective                  For Capital
                                          Actual                     Action Provisions               Adequacy Purposes
                                   -------------------------    ----------------------------    ----------------------------
2005                               Amount          Ratio           Amount          Ratio           Amount          Ratio
                                   ----------    -----------    -------------    -----------    -------------    -----------
     Total Capital (to risk
            weighted assets)
         Consolidated               $316,902         12.37%         N/A             N/A             $204,891          8.00%
         Frontier Bank               289,801         11.39%          254,470         10.00%          203,576          8.00%

     Tier I Capital (to risk
            weighted assets)
         Consolidated                284,825         11.12%         N/A             N/A              102,445          4.00%
         Frontier Bank               257,947         10.14%          152,682          6.00%          101,788          4.00%

     Tier I Capital (to
            average assets)
         Consolidated                284,825         10.99%         N/A             N/A              103,654          4.00%
         Frontier Bank               257,947         10.07%          128,081          5.00%          102,465          4.00%


2004

     Total Capital (to risk
            weighted assets)
         Consolidated               $273,139         11.76%         N/A             N/A             $185,885          8.00%
         Frontier Bank               252,645         10.97%          230,290         10.00%          184,232          8.00%

     Tier I Capital (to risk
            weighted assets)
         Consolidated                244,049         10.50%         N/A             N/A               92,942          4.00%
         Frontier Bank               233,810          9.72%          138,174          6.00%           92,116          4.00%

     Tier I Capital (to
            average assets)
         Consolidated                244,049         10.85%         N/A             N/A               90,010          4.00%
         Frontier Bank               233,810         10.03%          111,566          5.00%           89,253          4.00%



Under federal regulations, the Bank is limited, unless previously approved, as to the amount it may loan the holding company and other affiliates to 10% of its capital stock (approximately $5.6 million at December 31, 2005 and $5.6 million at December 31, 2004).

Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The average amount of such balances was $22.3 million in 2005 and $16.3 million in 2004.

NOTE TWELVE - Benefit Plans

On January 2, 2001, the Corporation adopted a 2001 Stock Award Plan for selected employees, officers and directors to advance the best interest of the
Corporation by providing certain stock-based benefits to persons who have substantial responsibility for the management and growth of the Corporation and its subsidiaries. The maximum number of shares that may be issued is 150,000 and is adjusted to reflect any future changes in capitalization due to common share dividends, splits, recapitalization or reorganization. During fiscal 2005, 2004 and 2003, grants of 21,583, 22,808 and 15,765 shares with a market value of $576 thousand, $504 thousand and $273 thousand, respectively, were awarded under this plan. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 33,512 shares remaining under this plan.

On February 17, 1999, the Corporation adopted the 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries. Employees eligible to receive stock awards under this plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors. The maximum number of shares that may be issued is 30,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization. During fiscal year 2005, 2004, and 2003, there were 1,001, 1,185 and 468 shares with a market value of $25 thousand, $24 thousand and $8 thousand, respectively, were awarded under this plan. Currently, there have been 4,273 shares issued under this plan. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 25,726 shares remaining under this plan.

In 1998, the shareowners of the Corporation approved an Incentive Stock Option Plan (the Plan) to promote the best interest of the Corporation, its subsidiaries and its shareowners, by providing an incentive to those key employees who contribute to the operating success of the Corporation. The maximum number of shares that may be issued under the Plan is 1,125,000 common shares of the Corporation. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization, or reorganization. The Board of Directors make available sufficient shares for each option granted. Options are granted at fair market value and generally vest immediately. Options expire ten years from the date of grant, and are subject to certain restrictions and limitations.

Proforma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The proforma information recognizes, as compensation, the estimated present value of stock options granted using an option valuation model known as the Black-Scholes model. Proforma earnings per share amounts reflect an adjustment as if the present value of the options were recognized as compensation for the period.

For the most part, variables and assumptions are used in the model. For the periods 2005, 2004, and 2003 the risk-free interest rate is 5.25%, 3.25% and 2.90%; the dividend yield rate is 2.20%, 2.20% and 2.37%; the price volatility is 23.34%, 35.51% and 77.04%; and the weighted average expected life of the options has been measured at 3.4 years, 3.1 years and 5.1 years, respectively.

Management believes that the variables and assumptions used in the options pricing model are subjective and represent only one estimate of possible value. The fair value of options granted that are recognized in proforma earnings is shown in Note 1.

Stock option transactions were:


                                                                                                               Weighted
                                                                        Shares of Common Stock                Average of
                                                                  -----------------------------------     Exercisable Price
                                                                   Available for           Under              of Shares
                                                                    Option/Award           Plans             Under Plans
                                                                  -----------------    --------------    ---------------------
       Balance, December 31, 2002                                          503,485           425,075            $22.07
           Granted                                                        (156,700)          156,700            33.00
           Exercised                                                                         (83,354)           18.70
           Forfeited/Expired                                                10,932           (10,932)             N/M
                                                                  -----------------    --------------    ---------------------
       Balance, December 31, 2003                                          357,717           487,489            26.06
           Granted                                                        (180,642)          180,642            40.00
           Exercised                                                                        (104,755)           22.84
           Forfeited/Expired                                                10,181           (10,181)           31.50
                                                                  -----------------    --------------    ---------------------
       Balance, December 31, 2004                                          187,256           553,195            30.87
           Three-for-two stock split                                        93,784           276,455
           Granted                                                        (292,200)          292,200            32.25
           Exercised                                                                        (154,791)           16.47
           Forfeited/Expired                                                14,936           (14,936)           25.40
                                                                  -----------------    --------------    ---------------------
       Balance, December 31, 2005                                            3,776           952,123            $24.75
                                                                  =================    ==============    =====================

The numbers of shares under option for the plans represent 3.3% of the total shares outstanding as of December 31, 2005. The following table summarizes information concerning currently outstanding and exercisable options:


                                                            Options Outstanding                Options Exercisable
                                                       ------------------------------   ----------------------------------
                                                         Weighted
                                                         Average          Weighted                           Weighted
                Range of                                Remaining         Average                            Average
                Exercise               Number          Contractual        Exercise         Number            Exercise
                 Prices             Outstanding            Life            Price          Exercisable         Price
             ----------------    -------------------   -------------    -------------   ----------------------------------
                 $ 1-10                       2,590            0.96            $9.01          2,590                 $9.01
                  10-20                     242,764            5.69            16.23         242,764                16.23
                  20-30                     414,569            8.53            24.69         414,569                24.69
                  30-40                     292,200            9.97            32.25         284,120                32.25

NOTE THIRTEEN - Earnings Per Share

The numerators and denominators of basic and fully diluted earnings per share are as follows:


In Thousands, except for per share amounts
------------------------------------------
                                                          2005                2004              2003

     Net income (numerator)                                   $51,584           $43,045           $39,607
                                                    ==================   ===============   ===============
     Shares used in the calculation
        (denominator)
        Weighted average shares outstanding                    28,321            27,951            27,830
        Effect of dilutive stock options                          174               186               152
                                                    ------------------   ---------------   ---------------
        Diluted shares                                         28,495            28,137            27,982
                                                    ==================   ===============   ===============
     Basic Earnings per share                                 $  1.82           $  1.54           $  1.42
                                                    ==================   ===============   ===============
     Diluted Earnings per share                               $  1.81           $  1.53           $  1.42
                                                    ==================   ===============   ===============




NOTE FOURTEEN - Related Party Transactions

Loans to directors, executive officers and their affiliates are subject to regulatory limitations. Such loans had aggregate balances and activity during 2005, 2004 and 2003 as follows and were within regulatory limitations:


      In Thousands                                                             2005              2004              2003
      ------------                                                         --------------    --------------    --------------
         Balance at beginning of year                                            $55,762           $49,496           $40,782
         New loans or advances                                                    35,322            22,804            24,646
         Repayments                                                              (18,384)          (16,538)          (15,932)
                                                                           --------------    --------------    --------------
         Balance at end of year                                                  $72,700           $55,762           $49,496
                                                                           ==============    ==============    ==============

Total deposits beneficially owned by related parties were $4.8 million, $4.5 million, and $5.3 million at December 31, 2005, 2004, C OMITTED] and 2003, respectively.


NOTE FIFTEEN - Commitments and Contingent Liabilities

The Bank leases various branch offices under agreements, which expire between 2006 and 2020. The agreements contain various renewal options and require the Bank to maintain the properties.

The total future minimum lease commitments through 2010 and thereafter are as follows:


         In Thousands
         ------------
         Year ending December 31,        2006                     $1,314
                                         2007                      1,171
                                         2008                      1,175
                                         2009                        995
                                         2010                        888
                                         Thereafter                3,046
                                                              -----------
                                                                  $8,589
                                                              ===========

Rental expense charged to operations was $1.6 million in 2005, $1.3 million in 2004, and $1.1 million in 2003.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amount of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit and Financial Guarantees - Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 49 percent of loan commitments are drawn upon by customers. While approximately 100 percent of commercial letters of credit are utilized, a significant portion of such utilization is on an immediate payment basis. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing, and similar transactions. The Bank underwrites its standby letters of credit using its policies and procedures applicable to loans in general. Standby letters of credit are made on an unsecured and secured basis. The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any significant losses on its commitments in 2005, 2004, or 2003.

A summary of the notional amount of the Bank's financial instruments with off-balance sheet risk at December 31, 2005 follows:


In Thousands                                                                                           Amount
------------                                                                                       ---------------
             Commitments to extend credit                                                                $810,736
             Credit card arrangements                                                                      31,917
             Standby letters of credit                                                                     29,979


The Corporation is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Corporation's financial condition or results of operations.

In December 2004, the Corporation entered into an agreement to purchase a total of 80,000 shares Skagit State Bank (SSB) stock, headquartered in Burlington, Washington. An initial purchase of 35,000 shares representing 4.95% of SSB total outstanding shares was made in December 2004 through an issuance of common shares with a market value of $3.0 million and cash of $2.5 million. A second purchase of 22,500 shares was made in February 2005 through the issuance of common shares with a market value of $1.8 million and cash of $1.6 million for a cumulative ownership percentage of 8.13%. In July 2005, a third installment of 22,500 shares was made through the issuance of common shares with a market value of $2.1 million and cash of $1.6 million for a cumulative ownership of 11.3%. In January 2006, the Corporation purchased 5,022 shares for $653 thousand, bringing total ownership to 12.02%.

NOTE SIXTEEN - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 (a) Cash equivalents and federal funds sold - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

(b) Investment securities - For investment securities fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(c) Loans - The fair value of loans generally is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For certain homogeneous categories of loans, such as Small Business Administration guaranteed loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

(d) Deposits and federal funds purchased - The fair value of demand deposits, savings accounts, certain money market deposits, and federal funds purchased, is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

(e) FHLB advances and securities sold under agreements to repurchase - Fair value is determined by discounting future cash flows using rates currently available to the Bank for debt with similar terms and remaining maturities.

(f) Off-Balance sheet financial instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments (see Note 15). The fair value of these commitments is not material.

             In Thousands                                    2005                                2004
                                                --------------------------------   ---------------------------------
                                                  Carrying            Fair            Carrying            Fair
             Assets                                Value             Value             Value             Value
                                                --------------   ---------------   ---------------   ---------------
                 Cash and due from banks          $    85,631       $    85,631       $    70,851       $    70,851
                 Federal funds sold                       733               733             5,946             5,946
                 Investment securities
                    Available for sale                104,904           104,904           145,917           145,917
                    Held to maturity                    5,713             5,919             7,534             7,912
                 Net loans                          2,352,149         2,355,206         1,945,324         1,942,456

             Liabilities

                 Noninterest bearing deposits         395,852           395,852           313,275           313,275
                 Interest bearing deposits          1,665,528         1,666,295         1,482,567         1,486,629
                 Federal funds purchased
                    and securities sold under
                    agreements to repurchase           20,813            20,813            10,205            10,205
                 FHLB Advances                        240,000           238,521           175,088           182,059

NOTE SEVENTEEN - Parent Company (Only) Financial Information

Condensed balance sheets at December 31:

        In Thousands                                                                            2005              2004
        ------------                                                                       ---------------   ---------------
        ASSETS
           Cash                                                                                  $    306          $    899
           Investment in subsidiaries:
                       Bank                                                                       259,621           224,629
                       Nonbank                                                                      9,343             9,694
           Investment securities
                       Available for sale, at fair value                                           27,470            17,625
           Other assets                                                                             4,350             5,227
                                                                                           ---------------   ---------------
                                                                                                 $301,090          $258,074
                                                                                           ===============   ===============
        LIABILITIES
           Other liabilities                                                                       $4,993            $3,844
                                                                                           ---------------   ---------------
        SHAREOWNERS' EQUITY
           Common stock                                                                           131,695           124,617
           Retained earnings                                                                      159,978           126,216
           Accumulated other comprehensive income, net of tax                                       4,424             3,397
                                                                                           ---------------   ---------------
           Total Shareowners' equity                                                              296,097           254,230
                                                                                           ---------------   ---------------
                                                                                                 $301,090          $258,074
                                                                                           ===============   ===============

Condensed statements of income for the years ended December 31:

        In Thousands                                                          2005              2004              2003
                                                                          --------------    --------------    --------------
               Income
                   Dividends from Bank                                          $16,416           $12,322           $21,662
                   Dividend from FFP                                                900             1,200             1,564
                   Other dividends                                                  367               214               163
                   Other income                                                      95                14                 -
                   Interest                                                         167               187               229
                                                                          --------------    --------------    --------------
                       Total income                                              17,945            13,937            23,618
                                                                          --------------    --------------    --------------
               Expenses
                   Personnel                                                        910               688               700
                   Depreciation and amortization                                     35                25                10
                   Other                                                          1,362               804               761
                                                                          --------------    --------------    --------------
                       Total expenses                                             2,307             1,517             1,471
                                                                          --------------    --------------    --------------
               Income before equity in undistributed income
                   of subsidiaries and benefit equivalent to income tax          15,638            12,420            22,147

               Benefit equivalent to income tax                                     622               438               378
                                                                          --------------    --------------    --------------
               Income before equity in undistributed income
                   of subsidiaries                                               16,260            12,858            22,525

               Equity in undistributed
                   income of subsidiaries                                        35,324            30,187            17,082
                                                                          --------------    --------------    --------------

                       Net income                                               $51,584           $43,045           $39,607
                                                                          ==============    ==============    ==============

Condensed statements of cash flows for the years ended December 31:


        In Thousands                                                          2005              2004              2003
        ------------                                                      --------------    --------------    --------------
        Cash flows from operating activities
               Net income                                                       $51,584           $43,045          $ 39,607
               Adjustments to reconcile net income to net cash
                       provided by operating activities
                   Equity in undistributed income of subsidiaries               (35,324)          (30,187)          (17,082)
                   Depreciation and amortization                                     35                25                10
                   Other operating activities                                       714               543                 7
                                                                          --------------    --------------    --------------
                       Net cash flows from operating activities                  17,009            13,426            22,542
                                                                          --------------    --------------    --------------
               Purchase of available for sale securities                         (3,196)           (2,485)           (2,529)
               Other investment activities                                           79               452                49
                                                                          --------------    --------------    --------------
                       Net cash flows from investing activities                  (3,117)           (2,033)           (2,480)
                                                                          --------------    --------------    --------------
        Cash flows from financing activities
               Stock options exercised                                            2,549             2,393             1,559
               Purchase of common shares                                              -                 -            (9,148)
               Cash dividends paid to shareowners                               (17,021)          (14,337)          (12,824)
               Other financing activities                                           (13)                -               (18)
                                                                          --------------    --------------    --------------
                       Net cash flows from financing activities                 (14,485)          (11,944)          (20,431)
                                                                          --------------    --------------    --------------
        Increase (decrease) in cash                                                (593)             (551)             (369)

        Cash at beginning of year                                                   899             1,450             1,819
                                                                          --------------    --------------    --------------
        Cash at end of year                                                     $   306           $   899          $  1,450
                                                                          ==============    ==============    ==============


NOTE EIGHTEEN-Recent Accounting Pronouncements

In December 2004, the FASB issued a replacement of Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options or other equity instruments. This Statement is effective as of the beginning of the first interim or annual reporting period after June 15, 2005. See Note 1 for proforma disclosures as required by FAS 123.

In April 2005, the Securities and Exchange Commission amended the effective date of the Statement of Financial Accounting Standard No. 123R, Share -Based Payment, (SFAS 123R), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 1232R requires that the cost of all share-based payment to employees, including grants of employee stock options, be recognized in the financial statement based on their fair value. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Corporation will be required to determine fair value in accordance with SFAS 123R. The Corporation expects that SFAS 123R will have an impact of approximately 2(cent) per share on its 2006 consolidated financial statements.

NOTE NINETEEN- Unaudited Quarterly Financial Data - Condensed Consolidated Statement of Income


                                                                                2005 Quarter Ended
In Thousands                                                                        (Unaudited)
------------                                         --------------------------------------------------------------------------
                                                        December 31        September 30        June 30             March 31
Interest income                                             $50,569             $46,763            $43,204             $38,350
Interest expense                                             15,082              13,633             12,497              10,524
                                                     ---------------    ----------------    ---------------     ---------------
  Net interest income                                        35,487              33,130             30,707              27,826
Provision for loan losses                                      (900)             (1,400)            (1,050)               (850)
                                                     ---------------    ----------------    ---------------     ---------------
Net interest income after provision
   for loan losses                                           34,587              31,730             29,657              26,976
Non interest income                                           3,042               3,417              3,474               3,142
Non interest expense                                         16,020              14,571             13,848              13,673
                                                     ---------------    ----------------    ---------------     ---------------
Income before income tax                                     21,609              20,576             19,283              16,445
Provision for income tax                                     (7,308)             (6,998)            (6,485)             (5,538)
                                                     ---------------    ----------------    ---------------     ---------------
Net income                                                  $14,301             $13,578            $12,798             $10,907
                                                     ===============    ================    ===============     ===============
Basic earnings per share                                      $0.50               $0.48              $0.45               $0.39
Diluted earnings per share                                    $0.50               $0.48              $0.45               $0.38
Weighted average basic shares outstanding                28,426,408          28,372,658         28,276,831          28,205,505
Weighted average diluted shares outstanding              28,640,296          28,554,847         28,416,730          28,363,647



                                                                                2004 Quarter Ended
In Thousands                                                                        (Unaudited)
------------                                         --------------------------------------------------------------------------
                                                        December 31        September 30        June 30             March 31
Interest income                                             $37,576             $35,356            $33,911             $33,385
Interest expense                                              9,379               8,712              8,291               8,557
                                                     ---------------    ----------------    ---------------     ---------------
  Net interest income                                        28,197              26,644             25,620              24,828
Provision for loan losses                                    (1,000)             (1,000)            (1,000)               (500)
                                                     ---------------    ----------------    ---------------     ---------------
Net interest income after provision
   for loan losses                                           27,197              25,644             24,620              24,328
Non interest income                                           3,996               3,236              3,532               3,180
Non interest expense                                         13,985              12,349             12,170              12,221
                                                     ---------------    ----------------    ---------------     ---------------
Income before income tax                                     17,208              16,531             15,982              15,287
Provision for income tax                                     (5,749)             (5,534)            (5,530)             (5,150)
                                                     ---------------    ----------------    ---------------     ---------------
Net income                                                  $11,459             $10,997            $10,452             $10,137
                                                     ===============    ================    ===============     ===============
Basic earnings per  share                                     $0.41               $0.39              $0.37               $0.36
Diluted earnings per  share                                   $0.41               $0.39              $0.37               $0.36
Weighted average basic shares outstanding                28,021,938          27,953,168         27,909,288          27,895,442
Weighted average diluted shares outstanding              28,252,613          28,128,825         28,075,065          28,062,131

                         FRONTIER FINANCIAL CORPORATION
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

Frontier Financial Corporation ("the Corporation") a Washington corporation, is a financial holding company owning all of the equity of its wholly owned subsidiaries, Frontier Bank (the "Bank") and FFP, Inc., a bank premises holding company.

FINANCIAL HIGHLIGHTS

Frontier Financial Corporation's performance in 2005 reflects another year of record earnings, continued asset growth, and good credit quality.

Net income was up 19.8%, totaling $51.6 million, or $1.81 per diluted share, which compares to $43.0 million, $1.53 per diluted share, in 2004 and $39.6 million, or $1.42 per diluted share in 2003. Net income in 2005 was influenced by a favorable increase in net interest income. Our net interest income in 2005 improved to $127.2 million from $105.3 million in 2004, an increase of 20.8% and increased to $105.3 million from $97.4 million in 2003, an increase of 8.1%.

Contributing to our record earnings for 2005 was the growth in total assets, which increased $393.6 million, or 17.5% and increased $168.0 million, or 8.1% in 2004. By comparison, the increase in assets in 2003 was $131.7 million, or 6.8%. The growth in our assets occurred principally in the loan portfolio. Portfolio loans (loans receivable) in 2005 increased to $2.39 billion, or 20.8% and in 2004 increased to $1.98 billion, a growth of 11.6% from 2003 balance of $1.77 billion.

Nonperforming assets were .19% of total assets at December 31, 2005, down from ..63% at December 31, 2004 and .52% at year-end 2004. Nonaccruing loans decreased to $4.9 million at year-end, down from $14.1 million at December 31, 2004. The year ended 2003 the amount was $6.7 million and was down from $12.4 million at year-end 2002. For the years ended December 31, 2005, 2004 and 2003, loan charge offs amounted to a net recovery of $.1 million, and charge off's $.3 million and $2.9 million, respectively. This represents a recovery of 1 basis point for 2005, a loss of 2 basis points for 2004 and 17 basis points for 2003 of average loans outstanding. The total allowance for loan losses stood at $37.1 million, or 1.55% of total loans outstanding in 2005 compared to $32.7 million, or 1.65% of total loans outstanding in 2004 compared to $29.6 million or 1.67% of total loans at year-end 2003.

During the year cash dividends of $17.0 million were paid to shareowners and the Corporation did not purchase any common stock in the open market under the stock repurchase program. There were 361,800 shares repurchased in 2003, totaling $9.1 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the Corporation's principal source of revenue and is comprised of interest income on earning assets, less interest expense on interest bearing liabilities. The net interest margin is net interest income expressed as a percent of average earning assets and represents the difference between the yield on earning assets and the composite interest rate paid on all sources of funds.

Net interest income is adjusted to a taxable equivalent basis to present income earned on taxable and tax-exempt assets on a comparable basis. Reference to net interest income and net interest margin (NIM), in this discussion, represents taxable equivalent (TE) amounts using a tax rate of 35%, and applies to loans and investments as no other assets or liabilities are affected by the adjustment.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The level of growth in our earning assets and the repricing characteristics of our assets and liabilities influenced net interest income, which increased 20.8% from the prior year. The latter, repricing of assets and liabilities, is in turn influenced by the direction of interest rates. In 2005, we benefited from FRB's eight rate increases totaling 200 basis points. These increases caused the yield on assets to increase, while the cost on interest bearing liabilities increased at a slower rate. The tables on pages 44 and 45 include a breakdown of the change in earning assets and liabilities, referred to as "volume," and the repricing of assets and liabilities labeled "rate."

Average earning assets rose $269.7 million, or 13.1%, in 2005, following increases of 8.4% and 8.7% in 2004 and 2003, respectively. The growth over the past year in earning assets has come from the increase in the loan portfolio. Loans rose $312.8 million, or 16.6% this past year, $196.5 million, or 11.6%, in 2004 and $90.0 million or 5.6% in 2003. Investments decreased $40.7 million, or 24.9% for the year and increased $2.8 million, or 1.8% in 2004 and increased $47.9 million, or 34.2% in 2003. The increase in earning assets contributed $21.3 million to net interest income in 2005. In 2004 and 2003 the growth in assets increased net interest income by $14.4 million and $9.9 million, respectively. The increase in income from the change in interest rates on average earning assets totaled $17.4 million for the year and a reduction of $9.6 million and $13.7 million for 2004 and 2003 respectively.

Interest bearing liabilities rose $193.4 million during the year, following increases of $92.5 million and $128.1 million in 2004 and 2003, respectively. The growth over the past year has been from interest bearing deposits, which increased $146.6 million. The increase in interest bearing liabilities contributed $6.1 million to interest expense in 2005. The effect of changing interest rates increased interest expense $10.7 million in 2005. In 2004, increased balances of interest bearing liabilities increased interest expense by $2.9 million, while decreasing rates decreased interest expense by $5.8 million. In 2003, increased volume of interest bearing liabilities increased interest expense by $2.7 million and declining rates decreased interest expense by $10.4 million.

The net interest margin increased in 2005 to 5.48% from 5.14% the previous year, and 5.16% in 2003. The increase in the net interest margin in 2005 is attributable to the eight rate increases in our base rate and liabilities have not repriced as quickly. The decrease in the net interest margin in 2004 is attributable to the interest income ratio decreasing faster than interest expense ratio. The interest expense ratio (interest expense/average deposits and borrowings) increased from 2.14% in 2004 to 2.83% in 2005, an increase of 69 basis points. During the same period the interest income ratio (interest income/average earning assets) increased 87 basis points. Several factors contributed to the movement in ratios, including the effect of interest rates and the repricing characteristics of loans and deposits.

The Federal Reserve Bank (FRB) increased short-term interest rates eight times in 2005, 25 basis points each time. There were two 25 basis point rate increases in each quarter of 2005. These increases increased our net interest margin to 5.48%, up 34 basis points from 2004. The FRB dropped interest rates once in 2003, and increased five times in 2004, 25 basis points each time. Although rates were increased in 2004, the 25 basis point increases were not substantial enough to bring many loans off of their floors, and not until the fourth quarter did we see a meaningful movement of the net interest margin, which was 5.32%, for the fourth quarter 2004. In 2003, the flat interest rate environment allowed the interest bearing liabilities, due to the lag effect, to "catch up" to the interest bearing assets.

Interest bearing liabilities are mainly comprised of deposits, which make up 86.7% of all liabilities. In contrast to adjustable-rate loans, deposit rates are not directly governed by indexes. We set our rates as often as weekly depending on the general rates in effect for competing financial institutions. When interest rates drop quickly, there is a tendency for deposit rates to decline more slowly, because of local competitive factors, than loan rates.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Following is a table showing the tax equivalent net interest margin at each quarter end:

                                                                         Tax Equivalent     Tax Equivalent
                                                    Net Interest          Effect on          Net Interest
               Quarter Ended                           Margin               Margin              Margin
              ------------------------------------------------------  ------------------  ------------------
              December 31, 2004                               5.27%               0.05%               5.32%
              March 31, 2005                                  5.08%               0.04%               5.12%
              June 30, 2005                                   5.37%               0.03%               5.40%
              September 30, 2005                              5.52%               0.04%               5.56%
              December 31, 2005                               5.75%               0.05%               5.80%


A review of the past 12 months shows that the tax equivalent net interest margin began year 2005 at 5.32% (quarter ended December 31, 2004). The margin then declined to 5.12% for the first quarter but increased to 5.40% in the second quarter, increased in the third quarter to 5.56% and to 5.80% in the fourth quarter. The Corporation increased its key lending index 25 basis points in February, March, May, June, August, September, November, and December. The improvement in the net interest margin was attributed to these rate increases. In 2004, the Corporation increased its key lending index 25 basis points in August, September, November and December. The Corporation dropped its key lending index 25 basis points in the third quarter 2003. The impact of these movements in 2004 and 2003 contributed to the narrowing of the margin in all but the fourth quarter of 2003 and the second, third, and fourth quarters of 2004.

We attempt to measure the effect of changing interest rates with our interest rate simulation model. The simulation model suggests that rising rates would continue to be to our advantage. At December 31, 2005, if rates were to raise 200 basis points ratably over the next 12 months, our net interest income would improve by 14.0%, or $19.9 million. If rates were to fall 100 basis points, our net interest income would decrease 3.7%, or $5.2 million thousand. The model indicates that we are currently positively gapped, meaning that more assets will reprice within a one-year period than liabilities. However, a further discussion of the model results, under the headings "Market Risk Sensitivity Instruments" and "Asset/Liability Management", pages 33 and 34 explains why this is not so.

OTHER OPERATING INCOME

Service Charges

Deposit fee income has decreased $561 thousand to $4.4 million, or 11.4% over the prior year-end. In 2004 and 2003, deposit fee income increased to $4.9 million and $4.6 million, respectively. Virtually all that income is attributable to checking accounts. While our growth in checking account balances has been solid this year, increasing from $313.3 million last year to $395.9 million this year, or 26.4%, more customers are increasing their balances along with increased use of debit cards thereby reducing their service charges. Checking account deposits increased $41.9 million in 2004, or 15.4% and increased $33.4 million in 2003, or 14.0%.

Other  Income

Other income is comprised of a variety of sources and decreased in 2005 to $7.7 million from $8.0 million in 2004. The comparable figure for 2003 was $5.9 million. In 2004 there was a gain on sale of other real estate owned of $610 thousand. Other income was up in 2004 due to increased insurance and financial service fees of $648 thousand, followed by an increase in the sale of other real estate owned of $512 thousand over the prior year and an increase in trust department fees of $273 thousand for the period. The major increases in other income for 2003 were letter of credit fees and trust department fees, which were up $130 thousand and $107 thousand, respectively.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Gain (Loss) On The Sale Of Investments

In 2005, the $211 thousand loss on sale of securities was due to a write down of an equity investment in a financial services company. For 2004, we had a small loss on the sale of a security of $44 thousand due to credit concerns. In 2003 our gains amounted to $190 thousand which consisted of accepting a tender offer from the issuer of a security and a bond that offered a premium as compensation for allowing early retirement of the bond.

OTHER OPERATING EXPENSES

Salaries And Employee Benefits

Salaries and benefits expense rose 14.5% for 2005, increasing $4.6 million to $36.5 million. Those costs rose $3.1 million or 10.8% in 2004 and $3.0 million or 11.5% in 2003. Salaries and employee benefits costs were affected by an increase in staff, merit raises and a rise in commissions and bonuses.

The staffing level, referred to as full-time equivalent (FTE), totaled 663 at year-end 2005, an increase of 3.1%, over the prior year. That figure compares to 643 at December 2004, and 622 the previous year.

One of the issues that complicates the reporting of compensation expense is the deferral of loan origination costs. In accordance with the current accounting standards, loan origination costs are deferred and amortized over the life of the loan. The loan costs, which are determined for each loan type, are then deducted from personnel expense, with the net figures reported in the financial statements. Compensation is thus comprised of the expected items such as salaries, benefits and commissions, but also the effect of deferred loan origination costs, which can vary substantially from year-to-year.

Occupancy Expense

Occupancy expense totaled $7.7 million for 2005, an increase of $619 thousand or 8.8%, over the prior year. Depreciation expense comprised $203 thousand of the increase and infrastructure improvements, mainly related to network security improvements were $416 thousand. Depreciation and other increased expenses were related to new or relocated offices in downtown Bellingham, Renton, and Lynden. Occupancy expense of $7.0 million in 2004 was up 12.5% from $6.3 million in the previous year mainly due to infrastructure improvements.

Other Expenses

Other expense increased $2.1 million in 2005, or 20.8%. The largest increase in this category was consulting fees, which increased $518 thousand over the previous year as a part of our information technology upgrade. Some of the other areas of increases were legal fees of $120 thousand, data security expenses of $130 thousand, audits and examinations of $310 thousand, deposit account fees paid of $150 thousand and NASDAQ fees of $49 thousand. Other expense increased $678 thousand in 2004, or 7.7% and increased slightly to $9.3 million, or 3.2% in 2003.

Reserve And Provision For Loan Losses

Management's determination of the level of the provision for loan losses is based on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, the evaluation of credit risk related to specific credits and market segments, and monitoring results from the Corporation's ongoing internal credit review staff. Management believes our methodology for assessing credit risk is adequate and reflected in the resulting allowance calculation. The allowance methodology takes into account that the loan loss reserve will change at different points in time based on economic conditions, credit performance, loan mix and collateral values.

The allowance for loan losses increased to $37.1 million as of December 31, 2005. At year-end 2004, the reserve balance was $32.7 million, which was an increase of $3.1 million over year-end 2003 balance of $29.6 million. The allowance for loan loss reserve was 1.55% of totals loans as of year-end December 31, 2005. For year-end December 31, 2004 our reserve ratio was 1.65% and was 1.67% for year-end 2003.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES

Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The Bank considers the reserve for loan losses adequate to cover losses inherent in the portfolio at December 31, 2005.

REVIEW OF FINANCIAL CONDITION

Investment  Securities

During 2005, run off continued with investment securities totaling $110.6 million or declining 27.9%. Almost all of this run off was due to maturities and calls prior to maturity.

During 2005 and 2004, management used these cash flows for funding growth in the loan portfolio. Investment securities decreased from $187.9 million at year-end 2003 to $153.5 million as of December 31, 2004, or 18.3%. There was considerable activity within the securities portfolio during 2003.

Loans

Loans increased 20.8% in 2005, from $1.98 billion at December 31, 2004, to $2.39 billion at year-end 2005. In 2003, loans grew to $1.77 billion or 6.8%. Please see pages 41 and 42 of this report and Form 10-K for the year-ended December 31, 2005 for a further discussion of loans.

Deposits

Deposits increased $265.5 million, or 14.8%, in 2005, and $128.8 million, or 7.7% in 2004 and $106.1 million, or 6.8% in 2003. The shift in deposits was characterized by a changing interest rate environment.


Interest bearing deposits at December 31,

    In Thousands
                                                               2005                 2004                2003
                                                        -------------------  ------------------- --------------------
        NOW and money market accounts                           $  322,283           $  270,894           $  251,376
        Savings accounts                                           495,108              642,434              625,843
        Time deposits                                              848,137              569,239              518,409
                                                        -------------------  ------------------- --------------------
               Total                                            $1,665,528           $1,482,567           $1,395,628
                                                        ===================  =================== ====================


The trend for the three years prior to 2004 has been declining time deposits and increasing savings balances, due to the aversion of customers to lock into low rate CD's. However, with interest rates on the rise in late 2004 and 2005, that trend has reversed. Total interest bearing deposits increased $183.0 million, or 12.3% in 2005, $87.0 million, or 6.2% in 2004 and $72.7 million, or 5.5% in
2003. NOW and money market accounts decreased in 2003 but increased in 2004 and 2005. Starting in the second half of 2004, interest rates began to increase and CD's became more attractive to investors and continued throughout 2005. Balances increased to $848.1 million in 2005, $278.9 million over 2004, and $50.8 million over 2003. Prior to 2004, the type of savings accounts having the largest increase over the last 3 years was our premium savings account, which increased from $415.4 million in 2002 to $577.8 million in 2004. This account was created as an alternative to certificates of deposit and pays a higher annual percentage yield than other core deposits. However, these accounts ran off substantially in 2005 to a portfolio balance of $450.2 million. The change in the mix is attributable to the rates paid on the various deposits products.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued



MARKET RISK SENSITIVE INSTRUMENTS

Market risk is the risk of loss from adverse changes in market prices and rates. A significant market risk arises from interest rate risk inherent in our lending, deposit, borrowing, and mortgage-banking activities. To that end, we actively monitor and manage interest rate risk exposure.

A number of measures are utilized to monitor and manage interest rate risk, including income simulation and "gap" analysis (further discussed under the subheading "Asset and Liability Management" on page 34). An income simulation model is primarily used to assess the impact on earnings changes that interest rates may produce. Key assumptions in the model include, cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences, and management's capital leverage plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

We use a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income under various rate shocks. As of December 31, 2005, the model predicted that net income would increase about $12.8 million if rates increased 2%, and decrease about $3.4 million if rates fell 1%.

Based on the results of simulations at the end of the last three years, the estimated impact of a steady change in interest rates over the next 12 months is shown in the table below (assumes a 34% tax rate):

In Thousands
                                        2006 Estimated Change         2005 Estimated Change         2004 Estimated Change
                                     ----------------------------  ----------------------------  ----------------------------
Rate shock                                   -1.0%          2.0%           -1.0%          2.0%           -1.0%          2.0%
                                     ----------------------------  ----------------------------  ----------------------------
Net interest income                        ($5,213)      $19,922           ($309)       $8,969            $242        $6,548
Net income                                  (3,409)       12,768             (71)        5,597             157         4,256


During 2005, we did have a 200 basis point upward movement in rates. At year-end 2004, the model predicted that our net interest income would increase $9.0 million and our net income would increase $5.6 million, if rates increased by 2%. Actually, our net interest income increased $21.9 million and our net income increased $8.5 million, approximately 2 1/2 and 1 1/2 times the model estimate. Net loan growth was approximately 2 times the growth anticipated at the time of the projections and gross loan production for the year was approximately $1.7 billion, considerably more than estimated. In addition, repricing on our interest bearing liabilities lagged to a great extent than originally anticipated in the simulation model.

The interest rate scenarios reflected above represent the results of possible near-term interest rate movements. Approximately 50% of the loan portfolio is tied to rate indexes that are one year or less in duration. These indexes include our Base rate, Federal Home Loan Bank of Seattle (FHLB) Advance Rate, Wall Street Journal prime, London Interbank Offering Rate (LIBOR), and Constant Maturity Treasury (CMT). Interesting to note that in 2003, the model indicated that declining rates would increase net interest income and net income. This is due to a significant portion of variable rate loans that were at or near their floors, and the multiplier effect that will be discussed later.

The percentages shown represent changes over a 12-month period in net interest income and net income under two rate scenarios. The cash flows have been adjusted to account for prepayments and other factors.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to obtain the maximum net interest margin. We rely primarily on our asset and liability structure to control interest rate risk.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

ASSET AND LIABILITY MANAGEMENT

Asset and liability management is the responsibility of the Asset/Liability Committee, which acts within policy directives established by the Board of Directors. This Committee meets regularly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy. The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity.

Assets and liabilities are managed by matching maturities and repricing in a systematic manner. In addition to a simulation model, an interest "gap" analysis is used to measure the effect interest rate changes have on net interest income. The gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing in that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative in the reverse situation. However, the exact impact of the gap on future income is uncertain both in timing and amount because interest rates for our assets and liabilities can change rapidly as a result of market conditions and customer behavior patterns.

In the following table the expected maturities for financial liabilities with no stated maturity, reflect assumptions based on historical run-off rates. The run-off rates for noninterest bearing deposits is 6% per year; for NOW, sweep and money market accounts it is 8% per year and for savings accounts it is 10% per year. The weighted average interest rates for financial instruments presented are at year-end for 2005. Please refer to page 24 of this report for details regarding estimated fair value.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

MARKET RISK


In Thousands, at December 31, 2005
-----------------------------------
                                                      Expected Maturity Date                                            Fair
                                          2006       2007       2008       2009      2010    Thereafter    Total       Value
                                       ----------  ---------  ---------  ---------  -------  ----------    ---------  ---------
Financial Assets
Cash and due from banks
     Noninterest bearing               $    85,631         -          -          -         -          -      $85,631    $85,631
Fed Funds Sold
     Variable Rate                             733         -          -          -         -          -          733        733
     Weighted average interest rate          4.20%                                                              4.20%
Securities available for sale
     Fixed Rate                             33,899     9,161     32,222     18,000     2,000      2,815       98,097    104,904
     Weighted average interest rate           3.84%     3.12%      3.60%      3.87%     3.00%     10.18%        3.86%
Securities held to maturity
     Fixed Rate                              1,700       715      1,094        200       244      1,760        5,713      5,919
     Weighted average interest rate (1)      5.31%     8.03%      8.13%      8.09%     8.49%      9.56%         7.73%
Loans Receivable, net
     Fixed Rate                            123,903   122,052    242,127    157,406   150,326     60,670      856,484    858,829
     Weighted average interest rate (2)       7.06%     7.01%      6.48%      6.78%     7.08%      6.62%        6.81%
     Variable Rate                         971,579   169,263     24,374     45,247    14,840    301,726    1,527,029  1,533,452
     Weighted average interest rate (2)       8.50%     8.28%      8.01%      7.46%     8.11%      6.66%        8.06%

Financial Liabilities
Noninterest bearing deposits                23,751    22,326     20,986     19,727    18,544    290,518      395,852    395,852
NOW, Sweep and Money Market accounts        25,783    23,720     21,822     20,077    18,471    212,411      322,284    322,284
     Weighted average interest rate           1.74%     1.74%      1.74%      1.74%     1.74%      1.74%        1.74%
Savings accounts                            49,511    44,560     40,104     36,093    32,484    292,356      495,108    495,108
     Weighted average interest rate           2.27%     2.27%      2.27%      2.27%     2.27%      2.27%        2.27%
Time Certificates
     Fixed Rate                            611,553   100,340     60,910     43,446    29,690      2,198      848,137    848,903
     Weighted average interest rate           3.82%     4.16%      4.04%      3.87%     4.35%      4.00%        3.91%
Federal funds purchased
     Variable rate                          12,157         -          -          -         -          -       12,157     12,157
     Weighted average interest rate          4.11%                                                              4.11%
Securities sold under agreements
     to repurchase
     Variable rate                           8,656         -          -          -         -          -        8,656      8,656
     Weighted average interest rate           3.22%                                                             3.22%
FHLB advances
     Fixed Rate                             15,000    45,000     37,500     42,500    10,000     90,000      240,000    238,521
     Weighted average interest rate          4.01%      4.64%      4.26%      4.11%     6.77%      5.07%        4.70%

     (1) Represents tax equivalent yield
     (2) Represents weighted note rates exclusive of loan fees





Please note that in the above chart, financial assets and liabilities are listed at their expected maturity date. Our variable rate financial assets will reprice much sooner than their expected maturity date and liabilities may or may not run off at the expected rate as indicated above. We like to analyze our assets and liabilities as shown in the chart below, which indicates when the assets and liabilities can be repriced.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


REPRICING OPPORTUNITIES FOR ASSETS AND LIABILITIES
(Amortized cost used for investments)

In Thousands, at December 31, 2005
                                2006         2007          2008          2009          2010       Thereafter       Total
                              ----------- ------------  ------------ -------------  ------------  ---------------------------
ASSETS
     Loans (1) (2)            $1,462,878     $187,798      $344,031      $200,232      $175,112      $ 28,837     $2,398,888
       Yield                        8.18%        6.93%         6.44%         6.62%         7.05%         6.38%          7.60%
     Investments (2)              35,599        9,876        33,316        18,200         2,243         4,576        103,810
       Yield                        3.83%        3.47%         6.74%         3.92%         3.60%         9.95%          4.04%
     Fed funds sold                  733            -             -             -                                        733
       Yield                        4.20%                                                                               4.20%
                              ----------- ------------  ------------ -------------  ------------  ------------  -------------
     Total earning assets      1,499,210      197,674       377,347       218,432       177,355        33,413      2,503,431
                              =========== ============  ============ =============  ============  ============  =============
       Yield                        8.07%        6.76%         6.21%         6.39%         7.01%         6.87%          7.44%
                              =========== ============  ============ =============  ============  ============  =============

LIABILITIES
     NOW, money market,
           and sweep accounts     93,844       34,982         8,750         8,750         8,750       167,508        322,584
       Cost                         1.74%        1.74%         1.74%         1.74%         1.74%         1.74%          1.74%
     Savings                     180,953      180,953       117,924         9,885         5,393                      495,108
       Cost                         2.27%        2.27%         2.27%         2.27%         2.27%         2.27%          1.74%
     Time deposits               611,553     $100,340      $ 60,910        43,446        29,690         2,198        848,137
       Cost                         3.82%        4.16%         4.04%         3.87%         4.35%         4.00%          3.91%
     Fed funds purchased
          and repurchase
            agreements            20,813            -             -             -                                     20,813
       Cost                         3.62%                                                                               3.62%
     FHLB borrowings              15,000       45,000        37,500        42,500        10,000        90,000        240,000
       Cost                         4.01%        4.64%         4.26%         4.26%         6.77%         5.07%          4.70%
                              ----------- ------------  ------------ -------------  ------------  ------------  -------------
     Total interest
        bearing liabilities      922,163      361,275       225,084       104,581        53,833       259,706      1,926,642
                              =========== ============  ============ =============  ============  ============  =============
       Cost                         3.31%        3.04%         3.06%         3.64%         4.17%         2.91%          3.22%
                              =========== ============  ============ =============  ============  ============  =============
     GAP                      $  577,047    ($163,601)     $152,263      $113,851      $123,522     ($226,293)      $576,789
                              =========== ============  ============ =============  ============  ============  =============
(1) Loan fees and costs are included in balance but not in the yield
(2) Taxable equivalent

It is generally assumed that during a period of rising interest rates, the net earnings of an institution with a negative gap may be adversely affected due to its interest bearing liabilities repricing to a greater extent than its interest-earning assets. Conversely, during a period of falling interest rates, net earnings may increase. That assumption, however, is based on the premise that assets/liabilities within a one-year time frame will generally move in the same direction at approximately the same rate. However, historical data reflects that the relationship between one-year asset/liabilities may not be as strongly correlated as assumed. Loans with one-year repricing characteristics are tied to a number of indexes to include our base rate, the Wall Street Journal prime, the one-year constant maturity treasury, LIBOR, and FHLB rates. Those indexes are subject to the movement of the one-year market rates. On the other hand, savings accounts, which constitute the bulk of the one-year repricing liabilities, are subject to the local financial institutions' market. Pricing for savings is dependent on customer preferences and the subjective pricing influence of local banks, credit unions, etc. Thus, while a good portion of our loans are tied to national and international money markets, deposits are subject to the conditions of the Puget Sound area. Additionally, when interest rates change, different rates change by different amounts. The use of "multipliers" is used that represent the change of each asset/liability rate compared to the change in the federal funds rate. For example, the prime rate has a factor of 1 indicating it changes the same amount as any federal funds rate change. Core deposit sectors may have a factor of .25, indicating those rates move only 25% as much. Applying the multipliers to the balance sheet, at December 31, 2005, the Bank had a positive gap of $577.0 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued



ASSET QUALITY

The Bank's nonperforming assets include the balances of loans placed in nonaccrual status and Other Real Estate Owned. The following chart summarizes the composition of our nonperforming assets, including restructured debt.

        In Thousands                                            Years ending December 31,
                                                  --------------------------------------------------------
                                                        2005                2004               2003
                                                  -----------------   -----------------  -----------------
        Total nonaccruing loans                             $4,949             $14,107             $6,694
        Other real estate owned                                  -                   -              4,162
                                                  -----------------   -----------------  -----------------
        Total nonperforming assets                          $4,949             $14,107            $10,856
                                                  =================   =================  =================
        Restructured loans                                       -                   -             $6,178
                                                  =================   =================  =================
        NPA's to total loans                                   0.21%              0.71%              0.61%
        NPA's to total assets                                  0.19%              0.63%              0.52%
        NPA's to total capital                                 1.67%              5.55%              4.95%
        NPA's & restructured
            loans to total assets                              0.19%              0.63%              0.82%




As shown in the chart above, our ratio of nonperforming assets to total assets ended the year at .19% as compared to .63% at December 31, 2004.

NONACCRUAL LOANS

It is the Bank's practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans, which are less than 90 days delinquent, are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt. Some loans will remain in nonaccrual even after improved performance until a consistent timely repayment pattern is exhibited and/or timely performance is considered reliable.

The Bank ended the year with three nonaccruing loans with a combined balance of $4.9 million. This compares to previous year-end balance of $14.1 million consisting of 6 loans. Two loans, totaling $4.9 million, make up 99.8% of our year-end balance.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or other expense.

The Bank had no OREO totals to report at year-end December 31, 2005 and 2004. The 2003 year-end OREO balance totaled $4.2 million, or .2% of total assets. The change in OREO totals is a reflection of our aggressive collection efforts resulting in an orderly transition of assets from acquisition, through foreclosure, and sale.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.

LIQUIDITY

Liquidity refers to the ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings, and to pay operating expenses. The need for liquidity is affected by loan demand, net changes in deposit levels, and the scheduled maturities of borrowings. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices, earnings, and by utilizing unpledged assets as collateral for borrowings. Liquidity is also derived from a variety of funding sources, including deposits, advances from the FHLB, and other short and long term borrowings.

The principal use of funds is to invest in securities and loans. Security purchases amounted to $58.9 million in 2005, up 25% from $47.1 million in purchases in 2004, and purchases totaled $143.6 million in 2003. The reason for the decline over 2003 purchases was stronger loan demand in 2005 and 2004. Net cash flows for loan originations totaled $409.3 million, $204.8 million, and $122.7 million during 2005, 2004, and 2003, respectively. The origination of mortgage loans held for sale totaled $93.2 million, $67.7 million, and $130.2 million during 2005, 2004, and 2003, respectively. Proceeds from the sales of mortgage loans amounted to $91.3 million in 2005, $65.8 million in 2004, $137.1 million in 2003.

Our line of credit with the FHLB has been established at 24% of qualifying loans, which at December 31, 2005 was $581.4 million. Net advances totaled $64.9 million, $5.0 million and $10.0 million for 2005, 2004 and 2003, respectively. Borrowings totaled $240.0 million, $175.1 million, $170.1 million, at December 31, 2005, 2004, and 2003, respectively. These borrowings represented 9.1% of year-end assets in 2005, 7.8% in 2004, and 8.2% in 2003.

Unused lines of credit available to us include $338.5 million available at FHLB and $55.0 million available from correspondent banks. We also have the option of funding asset growth or funding withdrawals with brokered deposits. At year-end 2005, broker deposits were $16.9 million.

The table on the next page is a probable indication of when we might expect assets to mature, but we cannot be certain that we will receive or pay out these cash flows as loans may be renewed and depositors may not want to roll over their deposits at the current rate we are willing to pay.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued



MATURITY SCHEDULE FOR EARNING ASSETS
(Amortized cost used for investments)


                                                                                                                 Percent
In Thousands                                                                                     Total           of Total
------------                  0-1              1-5            After                               Fair             Fair
December 31, 2005            Year             Years          5 Years            Total            Value            Value
                          -------------   --------------  ---------------  ----------------  ---------------  ---------------
     Investments            $   35,599         $ 63,635         $  4,576        $  103,810       $  110,823             4.5%

     Loans                   1,101,193          925,635          362,396         2,389,224        2,355,206            95.5%
     Federal funds sold            733                -                -               733              733             0.0%
                          -------------   --------------  ---------------  ----------------  ---------------  ---------------
         Total              $1,137,525         $989,270         $366,972        $2,493,767       $2,466,762           100.0%
                          =============   ==============  ===============  ================  ===============  ===============

                                                                                                                 Percent
In Thousands                                                                    Total            Total           of Total
------------                  0-1              1-5            After           Carrying            Fair             Fair
December 31, 2004            Year             Years          5 Years            Cost             Value            Value
                          -------------   --------------  ---------------  ----------------  ---------------  ---------------
     Investments            $   73,645         $ 67,759         $  6,821        $  148,225       $  153,829             7.3%
     Loans                     747,571          860,599          369,882         1,978,052        1,942,456            92.4%
     Federal funds sold          5,946                -                -             5,946            5,946             0.3%
                          -------------   --------------  ---------------  ----------------  ---------------  ---------------
         Total              $  827,162         $928,358         $376,703        $2,132,223       $2,102,231           100.0%
                          =============   ==============  ===============  ================  ===============  ===============




For additional information regarding liquidity, see the Statement of Cash Flows in the Consolidated Financial Statements.


CAPITAL


We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum ratios and the
actual   capital   ratios   are  set   forth  in  the  table   below.



                                                  Frontier                                   Well
                                                  Financial            Frontier           Capitalized
CAPITAL RATIOS                                   Corporation             Bank               Minimum
                                              ------------------  ------------------- -------------------
Total capital to risk-weighted assets              12.37%               11.39%              10.00%
Tier 1 capital to risk-weighted assets             11.12%               10.14%              6.00%
Tier 1 leverage capital to average assets          10.99%               10.07%              5.00%

The holding company is registered with the Federal Reserve Bank as a financial holding company. The Federal Reserve Bank requires financial holding companies to meet the well-capitalized status of the regulatory capital requirements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued



The capital of the Corporation at year-end was $296.1 million, up from $254.2 million a year ago, or an increase of 16.5%. Frontier began paying cash dividends to shareowners in 1999 and approved a stock repurchase plan in 2000. During 2005, cash dividends of $17.0 million were paid to shareowners and the Corporation did not purchase any common stock in the open market in 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The  following  table  sets  forth  the  Corporation's   long-term   contractual
obligations:

In Thousands                   Payments due per period
                        -------------------------------------------------------------------------------
                            Less Than
                             One Year            1-3 Years           3-5 Years          Thereafter             Total
                        -------------------  ------------------  ------------------  ------------------  -------------------
       Time deposits              $611,284            $161,335            $ 73,320             $ 2,198           $  848,137
       FHLB borrowings              15,000              82,500              52,500              90,000              240,000
       Operating leases              1,314               2,346               1,883               3,046                8,589
                        -------------------  ------------------  ------------------  ------------------  -------------------
       Total                      $627,598            $246,181            $127,703             $95,244           $1,096,726
                        ===================  ==================  ==================  ==================  ===================


See additional  discussion  under Notes 6, 8 and 15.




OFF-BALANCE SHEET ARRANGEMENTS

See Note 15 for discussion.

MARKET  FOR   FRONTIER   FINANCIAL   CORPORATION'S   COMMON  STOCK  AND  RELATED
SHAREOWNERS' MATTERS


Frontier Financial Corporation's common stock began trading on the National Association of Securities Dealers' Automated Quotation System (Nasdaq) on April 16, 1998. Nasdaq reported the 2005 daily average trade volume was 41,357 shares and a total trade volume of 10,421,896. During 2005, the market price of our common stock ranged from $23.61 to $33.49. The average price for the year was $27.64.

At December 31, 2005, the total number of shareowners of record of Frontier Financial Corporation's common stock was 3,739 and there were 28,438,150 shares outstanding, which includes 14,729,743 shares registered in street name.

Prior to 1999 the Corporation had always paid stock dividends, which ranged from 7% to 10% and the Corporation has had six stock splits since the Bank opened in 1978. In 1999, the Board of Directors declared the first annual cash dividend of $.25 per share on post two-for-one split shares. On January 19, 2000, the Board declared the first quarterly cash dividend. Please see the table below for the detail of the year 2005 dividends.


                         Dividend Payable                 Record Date                  Payable Date
                    ----------------------------  ----------------------------  ----------------------------
                                 $.137                 January 10, 2005              January 25, 2005
                                 $. 14                   April 11, 2005                April 25, 2005
                                 $. 16                    July 11, 2005                 July 25, 2005
                                 $.165                 October 11, 2005              October 24, 2005

The Board will continue to review the dividend policy on a quarterly basis.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued



STOCK REPURCHASE PROGRAM
There was no stock repurchase activity in 2005. On September 16, 2004, the Corporation authorized a new plan to repurchase 5% of the authorized outstanding stock. There are currently 1,398,405 authorized under this plan.

LOAN PORTFOLIO

The Bank classifies its lending activities in the following principal areas: installment, commercial and agriculture, real estate commercial, real estate construction and land development, and residential. As of December 31, 2005, these categories accounted for approximately 2.2%, 14.6%, 39.4%, 35.4% and 8.4% respectively of the Bank's loan portfolio.

The chart below summarizes the composition of the loan portfolio for the past three years by average balance:



In Thousands                                        2005                          2004                         2003
------------                             ----------------------------  ---------------------------  ----------------------------
                                             Amount     Percentage        Amount     Percentage         Amount     Percentage
                                         ----------------------------  ---------------------------  ----------------------------
Installment                                 $   47,930          2.2%     $   44,111          2.3%      $   42,731          2.6%
Commercial and agriculture                     320,923         14.6%        287,180         15.2%         275,429         16.3%
Real estate commercial                         866,647         39.4%        831,823         44.1%         761,782         45.0%
Real estate construction
  and land development                         779,364         35.4%        564,726         29.9%         473,647         28.0%
Real estate residential                        185,480          8.4%        159,688          8.5%         137,462          8.1%
                                         ----------------------------  ---------------------------  ----------------------------
  Total                                     $2,200,344        100.0%     $1,887,528        100.0%      $1,691,051        100.0%
                                         ============================  ===========================  ============================


Total average loan balances ended the year 2005 at $2.2 billion, representing an increase of $312.8 million, or 16.6% over the average balance for 2004. Average loan balances for 2004 were $1.9 billion representing an increase of $196.5 million, or 11.6% increase over 2003 average loans outstanding. 2003 average loans increased $90.0 million, or 5.6% over 2002.

Commercial real estate and construction and land development loans have historically represented the largest portion of the Bank's loan portfolio. In 2005, the average balances of commercial real estate and construction loans comprised 75% of the portfolio totaling $1.6 billion versus $1.4 billion in 2004. In 2003 they totaled $1.2 billion.

Our commercial real estate portfolio consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are secured by first trust deeds with maturities from three to ten years and original loan-to-value ratios generally from 65% to 75%. Ten-year maturities generally reprice every five years. A substantial number of these properties are owner-occupied. While the Corporation has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during uncertain economic times. Management closely monitors the effects of current and expected market conditions and other factors that may influence the repayment of these loans.

Real estate construction and land development loans also represent a significant piece of the Corporation's loan mix in 2005. Loans within this category grew by $214.6 million or 38%. Continued demand for housing and favorable interest rates continue to fuel this growth. Real estate construction loans are generally composed of commitments to customers within our market area for construction purposes. Loans within this category are used for construction projects that range from residential and commercial land development to residential and commercial building projects. They are generally secured by first trust deeds with well-defined repayment sources following project completion. Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity.

Commercial and agriculture loans increased $33.7 million, or 11.7% in 2005. Expanding our branch network and the recruitment of seasoned local lenders provided strong support for favorable growth in commercial loan totals.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


At 2.2% of total loans, our installment lending continues to be the smallest portion of our overall loan portfolio. Loans within this category remained relatively unchanged for the year. This area of consumer lending continues a shift toward credit card, factory-lending programs for automobiles and home equity lines of credit. While the Corporation does offer credit cards and home equity lines, emphasis has not been placed on these product offerings.

Real estate residential loans averaged $185.5 million at year-end 2005. Loans within this category are used to finance individual owner and nonowner occupied residences. These loans will generally be repaid at maturity as they move into lower interest rate term mortgage loans available through secondary market programs.

The loan portfolio yield increased to 7.92% in 2005 from 7.08% in 2004 and 7.51% in 2003. There were eight rate increased in 2005. Although FRB increased rates five times in the second half of 2004, many variable rate loans in our portfolio had floors, which slowed down the increase in interest income. With respect to 2003, although we reduced our prime rate .25% in the third quarter, most of the decline was attributable to market competition.

For 2005, the tax equivalent interest and fees totaled $174.3 million, increasing $40.6 million or 30.3% from the prior year-end. In 2004 we saw an increase in tax equivalent loan interest and fees, which totaled $133.7 million and increased $6.8 million, or 5.3%. Tax equivalent interest and fee income from loans decreased $4.9 million in 2003, or 3.7%. The increase of $312.8 million in the average balances of loans in 2005 increased interest income $23.1 million and the increase in rates increased interest income by $17.5 million, for a total increase of $40.6 million. The increase of $196.5 million in the average balance of loans in 2004 increased interest income $15.0 million and the decline in rates decreased interest income by $8.2 million, for a net increase of $6.8 million. The increase of $90.0 million in the average balance of loans in 2003 increased interest income by $7.7 million and the decline in rates reduced interest income by $12.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan loss a critical accounting policy subject to estimate.

For additional information, regarding the allowance for loan losses, see "Analysis of the Allowance for Loan Losses" in this Management's Discussion and "Allowance for Loan Loss" in Note 1 in Notes to the Consolidated Financial Statements.

The Company's financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that the allowance for credit losses is one of the more critical judgment areas in the application of its accounting policies that affect financial condition and results of operations. This is more fully described in the Liquidity and Financial Condition section.

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

FORWARD LOOKING STATEMENTS

Except for historical financial information contained herein, the matter discussed in this annual report of the Corporation may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate", "should", "projected" or similar words may constitute forward-looking statement. The Corporation may have used the statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates: interest rate movements; future acquisitions and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in Washington state and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN - Table 1

                                                         Year Ended December 31,
                         -------------------------------------------------------------------------------------
                                       2005                        2004                      2003
                         -------------------------------------------------------------------------------------
In Thousands                                  Average                     Average                     Average
                                     Interest  Rates             Interest Rates             Interest   Rates
                           Average   Income/  Earned/  Average    Income/ Earned/ Average    Income/  Earned/
                           Balance   Expense   Paid    Balance    Expense  Paid   Balance    Expense   Paid
                         -------------------------------------------------------------------------------------
Interest Earning Assets
Taxable investments         $117,268   $4,586   3.91%   $154,381    $6,411 4.15%   $141,256    $7,045   4.99%
Nontaxable investments (1)     5,810      423   7.28%      9,438       731 7.75%     19,719     1,604   8.13%
                         -------------------------------------------------------------------------------------
        Total                123,078    5,009   4.07%    163,819     7,142 4.36%    160,975     8,649   5.37%
                         -------------------------------------------------------------------------------------

Federal funds sold            11,445      361   3.15%     13,779       170 1.23%     52,398       558   1.06%
Loans (1) (2)
     Installment              47,930    4,244   8.85%     44,111     3,626 8.22%     42,731     3,732   8.73%
     Commercial(1)           320,923   23,364   7.28%    287,180    18,383 6.40%    275,429    18,905   6.86%
     Real estate
        Commercial (1)       866,647   60,468   6.98%    831,823    56,868 6.84%    761,782    56,150   7.37%
        Construction         779,364   71,155   9.13%    564,726    43,110 7.63%    473,647    37,302   7.88%
        Residential          185,480   15,111   8.15%    159,688    11,718 7.34%    137,462    10,855   7.90%
                         -------------------------------------------------------------------------------------
        Total              2,200,344  174,342   7.92%  1,887,528   133,705 7.08%  1,691,051   126,944   7.51%
                         -------------------------------------------------------------------------------------
Total earning assets/total
     interest income       2,334,867  179,712   7.70%  2,065,126   141,017 6.83%  1,904,424   136,151   7.15%
                         -------------------------------------------------------------------------------------
Reserve for loan losses      (35,004)                    (30,946)                   (28,851)
Cash and due from banks       80,644                      75,768                     68,657
Other assets                  85,205                      69,260                     72,000
                         ------------                 -----------                -----------
TOTAL ASSETS              $2,465,712                  $2,179,208                 $2,016,230
                         ============                 ===========                ===========

Interest Bearing Liabilities
Money Market, Sweep &
     NOW accounts           $302,497    4,195   1.39%   $249,789     1,707 0.68%   $269,531     2,611   0.97%
Savings accounts             575,164   11,539   2.01%    649,678     9,246 1.42%    579,430    10,590   1.83%
Other time deposits          708,201   24,980   3.53%    539,784    15,465 2.87%    519,841    16,706   3.21%
                         -------------------------------------------------------------------------------------
Total interest bearing
     deposits              1,585,862   40,714   2.57%  1,439,251    26,418 1.84%  1,368,802    29,907   2.18%

Short-term borrowings         21,614      588   2.72%     15,400       156 1.01%     17,828       159   0.89%
FHLB borrowings              221,392   10,434   4.71%    180,860     8,365 4.63%    156,427     7,763   4.96%
                         -------------------------------------------------------------------------------------
Total interest bearing
     liabilities/total
     interest expense      1,828,868   51,736   2.83%  1,635,511    34,939 2.14%  1,543,057    37,829   2.45%
                         -------------------------------------------------------------------------------------
Noninterest bearing
     deposits                348,737                     298,711                       255,455
Other liabilities             13,006                      10,443                        11,799
Shareowners' equity          275,101                     234,543                       205,919
                         ------------                 -----------                   -----------
TOTAL LIABILITIES
     AND CAPITAL          $2,465,712                  $2,179,208                    $2,016,230
                         ============                 ===========                   ===========
NET INTEREST INCOME                  $127,976                     $106,078                       $98,322
                                     =========                   ==========                    ==========
NET YIELD ON INTEREST
     EARNING ASSETS                             5.48%                        5.14%                         5.16%
                                              ========                      =======                      ========
(1) Includes amounts to convert nontaxable amounts to a fully taxable equivalent basis at a 35% tax rate.
(2) Includes nonaccruing loans.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIAIRES
Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued


RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME - Table 2

                                                          Year ended December 31,
                          ------------------------------------------------------------------------------------------
                                2005 versus 2004              2004 versus 2003               2003 versus 2002
                          ----------------------------- -----------------------------   ----------------------------
                            Increase (Decrease) Due       Increase (Decrease) Due         Increase (Decrease) Due
In Thousands                      to Change in                  to Change in                   to Change in
                          ----------------------------- -----------------------------   ----------------------------
                                                 Total                          Total                       Total
                          Average   Average    Increase    Average   Average   Increase  Average  Average  Increase
                           Volume    Rate     (Decrease)   Volume     Rate   (Decrease)  Volume    Rate   (Decrease)
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
INTEREST INCOME
     Taxable investments   ($1,541)  ($  284) ($ 1,825)  $   659   ($1,293)  ($  634)    $2,043  ($  808)  $1,235
     Nontaxable investments   (281)      (27)     (308)     (837)      (36)     (873)      (269)      (9)    (278)
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
           Total            (1,822)     (311)   (2,133)     (178)   (1,329)   (1,507)     1,774     (817)     957

     Federal funds sold        (29)      220       191      (412)       24      (388)       463     (294)     169

     Loans
        Installment            314       304       618       119      (225)     (106)      (267)    (216)    (483)
        Commercial           2,160     2,821     4,981       796    (1,318)     (522)    (1,373)  (2,125)  (3,498)
        Real estate
           Commercial        2,381     1,219     3,600     5,155    (4,437)      718      3,535   (6,264)  (2,729)
           Construction     16,385    11,660    28,045     7,198    (1,390)    5,808      4,817   (2,981)   1,836
           Residential       1,893     1,500     3,393     1,760      (897)      863        958   (1,005)     (47)
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
           Total            23,133    17,504    40,637    15,028    (8,267)    6,761      7,670  (12,591)  (4,921)

TOTAL INTEREST
     INCOME                 21,282    17,413    38,695    14,438    (9,572)    4,866      9,907  (13,702)  (3,795)
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
INTEREST EXPENSE
     Money Market, Sweep &
        NOW accounts           360     2,128     2,488      (188)     (716)     (904)      (164)  (1,577)  (1,741)
     Savings accounts       (1,060)    3,353     2,293     1,299    (2,643)   (1,344)     5,377   (4,577)     800
     Other time deposits     4,825     4,690     9,515       621    (1,862)   (1,241)    (3,813)  (3,809)  (7,622)
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
           Total interest
              bearing
              deposits       4,125    10,171    14,296     1,732    (5,221)   (3,489)     1,400   (9,963)  (8,563)

     Short-term borrowings      63       369       432       (22)       19        (3)        81      (54)      27
     FHLB borrowing          1,875       194     2,069     1,208      (606)      602      1,210     (426)     784
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
TOTAL INTEREST
     EXPENSE                 6,063    10,734    16,797     2,918    (5,808)   (2,890)     2,691  (10,443)  (7,752)
                          --------- --------- ---------- --------- --------- ---------- ------- --------- ---------
CHANGE IN NET
      INTEREST INCOME      $15,219    $6,679   $21,898   $11,520   ($3,764)   $7,756     $7,216  ($3,259)  $3,957
                          ========= ========= ========== ========= ========= ========== ======= ========= =========


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

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
 (State or Other Jurisdiction of                    (IRS Employer Identification
  Incorporated or Organization)                      Number)

                            332 S.W. Everett Mall Way
                                 P. O. Box 2215
                            Everett, Washington 98203
               (Address of Principal Executive Office) (Zip Code)

                                 (425-514-0700)
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock (No Par Value)
                                (Title of Class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                             Yes [X]     No [  ]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                             Yes [X]     No [  ]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X] Accelerated filer [ ] Nonaccelerated filer [ ]

Indicate by a check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act)
                                                             Yes [  ]     No [X]

The aggregate market value of common stock held by nonaffiliates at February 28, 2006 was $845,706,049 based on the last reported sale price at February 28, 2006.

The issuer has one class of common stock (no par value) with 28,438,150 shares outstanding as of December 31, 2005, and 30,002,122 shares outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
Annual Report to Shareowners for the year ended December 31, 2005; Proxy Statement dated March 22, 2006

TABLE OF CONTENTS
                                                                               Annual
                                                             Shareowners'      Proxy
                                                Form10-K        Report       Statement
ITEM NUMBER                                       Page           Page           Page
-----------                                   ------------   ------------   ------------
PART I
------

  1   Business                                   1 - 13
  1A  Risk Factors                              13 - 20
  1B  Unresolved Staff Comments                      20
      Statistical Disclosure Index                   21
  2   Properties                                     32
  3   Legal Proceedings                              32
  4   Submission of Matters to
      a Vote of Shareowners                          32

PART II
-------

  5   Market for Registrant's Common
      Equity and Related Shareowner Matters          33     18 - 19, 40
  6   Selected Financial Data                        34
  7   Management's Discussion and
      Analysis of Financial Condition
      and Results of Operations                                 28 - 45
  7A  Quantitative and Qualitative
      Disclosures about Market Risk             26 - 29         33 - 36
  8   Financial Statements and
      Supplementary Data                             35
  9   Changes in and Disagreements with
      Accountants on Accounting and
      Financial Disclosure                           35
  9A  Controls and Procedures                   35 - 36

  9B  Other Information                              36

PART III
--------

  10  Directors and Executive
      Officers of Frontier
      Financial Corporation                                                      4 - 6
  11  Executive Compensation                                                   23 - 25
  12  Security Ownership of Certain
      Beneficial Owners and Management
      And Related Shareowner Matters                                           20 - 21
  13  Certain Relationships and
      Related Transactions                                                          29
  14  Principal Accountant Fees and Services                                   29 - 30

PART IV
-------

  15  Exhibits and Financial Statement
      Schedules                                      38
      Signatures                                     40

PART I

ITEM 1 - BUSINESS

Frontier Financial Corporation ("FFC" or "the Corporation") is a Washington corporation which was incorporated in 1983 and is registered as a financial holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the "Bank"), issuing its common stock in an exchange for the Bank's common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank. As of December 31, 2005, Frontier had total assets of approximately $2.64 billion, net loans receivable of approximately $2.39 billion, total deposits of approximately $2.06 billion and shareowner's equity of approximately $296.1 million.

THE BANK

Frontier Bank is a Washington state-chartered commercial bank that is a nonmember with its headquarters located in Everett, Snohomish County, Washington. It was founded in September 1978 by Robert J. Dickson and local business persons. The Bank is an "insured bank" as defined in the Federal Deposit Insurance Act.

LOCATION OF PRINCIPAL MARKET AREAS

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. Headquartered in Everett, Washington, Frontier served its customers from forty-one full service offices in 2005. In Snohomish County, four offices are located in Everett, and one office each is located in Arlington, Edmonds, Lake Stevens, Marysville, Mill Creek, Monroe, Lynnwood, Smokey Point, Snohomish, and Stanwood. Six offices are located in Pierce County in the cities of Buckley, Edgewood-Milton, Orting, Puyallup, Sumner and Tacoma. Frontier has ten branches in King County, one each in Bothell, Duvall, Kent, Kirkland, Lake City (Seattle), Redmond, Renton, Seattle, Totem Lake (Kirkland) and Woodinville. In addition, the following eleven branches are located in Clallam, Jefferson, Kitsap, Skagit and Whatcom Counties: two branches each in Bellingham and Poulsbo, and one each in Bainbridge Island, Lynden, Mount Vernon, Port Angeles, Port Townsend, Sequim and Silverdale.

In February 2004, the Bank opened a full service banking office downtown Seattle, its only office in downtown Seattle. In April 2004, the Bank opened a real estate lending office in Tacoma, Pierce County, which makes commercial and construction loans. In 2005, the Bank opened a second full service office in Bellingham downtown, a Renton Office in Pierce County and an office in Lynden, Whatcom County. As of February 1, 2006, Frontier completed its merger with NorthStar Financial Corporation and acquired two additional offices in the Ballard and Fremont communities of Seattle for a total of 43 offices.

On January 31, 2006,  FFC  completed  the  acquisition  of  NorthStar  Financial
Corporation and its subsidiary, NorthStar Bank, a privately held financial institution headquartered in Seattle, Washington, with two additional banking centers in the Ballard and Fremont communities north of downtown Seattle. The shareowners of NorthStar received 1,455,959 share so FFC common stock in exchange for all of the outstanding shares of NorthStar. The transaction was accounted for under the purchase method of accounting. As of September 30, 2005, NorthStar had total assets of $180.5 million, total loans receivable of $149.8 million, total deposits of $147.2 million and shareowners' equity of $14.3 million.

BANKING SERVICES

The Bank provides a full range of consumer banking services including savings accounts, checking accounts, installments and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services. In addition to consumer-oriented activities, the Bank maintains a strong commercial lending program, servicing individuals and businesses headquartered in the Bank's principal market area.

Frontier's loan portfolio consists of primarily of loans secured by real estate, although emphasis is also placed on commercial and agriculture loans, consumer installment loans and bankcard loans. At December 31, 2005, real estate category loans comprised 85% of the net loan portfolio, while commercial and agriculture loans made up 13% of the portfolio and installment and bankcard loans were 2%. Loans totaled $2.39 billion, and were 116% of deposits. Almost all of these loans were to borrowers within the Bank's principal market areas. See page 23 for loan category amounts for the last five years.

COMMERCIAL AND AGRICULTURE LOANS

This category of loans includes both commercial and agriculture loans used to provide working capital or for specific purposes, such as to finance the purchase of fixed assets, equipment or inventory. Commercial loans include lines of credit and term loans. Lines of credit are extended to businesses based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the base rate or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance a businesses purchase. Commercial term loans generally mature within one to five years. They may be collateralized by the asset being acquired or other available assets. These term loans will generally bear interest that either floats with the base rate or another established index or is fixed for the term of the loan. Agricultural loans consist of farm related credits used to finance operating expenses. These loans generally have terms of one year and bear interest that either floats with the base or is fixed for the term of the loan. These loans are generally collateralized by farm related assets including land, equipment, crops or livestock.

REAL ESTATE LOANS

Real estate loans represent the largest share of our loan portfolio. These loans are comprised of construction and land development loans, commercial term loans and home mortgages. The construction and land development loan portfolio is comprised of three types:

     o Loans for construction of residential and commercial income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the base rate.
     o Loans for construction of single-family spec and owner-occupied properties that generally have terms of one year or less and typically bear an interest rate that floats with the base rate.
     o Land development used for either residential or commercial purposes. These loans generally have terms of one year or less and typically bear an interest rate that floats with the base rate.

Our real estate commercial term loans finance the purchase and/or ownership of income producing properties. These loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Interest rates will either be fixed or variable. Fixed rate loans typically reprice within one to five years.

Mortgages loans include various types of loans for which real property is held as collateral. These loans, collateralized by one to four family residences, will typically have maturities between one and five years with amortization schedules ranging from 10 to 20 years. Mortgage loans will be written with both fixed and variable rates.

In addition to home mortgages held in our portfolio, the Bank is active in originating and selling mortgages into the secondary market. The Bank offers a variety of products for refinancing and purchases and is approved to originate FHA and VA loans. The majority of loans originated in 2005 were fixed rate single-family loans. Total loans sold in 2005 were approximately $91.3 million. Servicing is sold with the loan. Funding requirements for these loans is very minimal as few of these loans originated through this operation are retained for investment.

INSTALLMENT LOANS

We provide loans for personal use including: auto loans, boat loans, home improvement loans, revolving lines of credit, VISA credit cards and other loans typically made by banks to individual borrowers. These loans generally have terms ranging from one to five years, with up to 20-year amortizations and are written with both fixed and variable rates.

INVESTMENTS

From time to time, the Bank acquires investment securities when funds acquired through deposit activities exceed loan demand. When excess funds are considered temporary in nature by management, they are typically placed in federal funds sold on an overnight basis to correspondent banks, approved by the Board of Directors. This type of investment is not considered desirable, as the interest rate earned on these funds is minimal in nature. When funds are considered longer term, they are generally invested in securities purchased in the open market. At December 31, 2005, the Bank had investments totaling $103.8 million at amortized cost. U.S. Agency bonds comprised 48% of the portfolio and corporate bonds made up 19% and U.S. Treasury bonds made up 7%. Please see Note 3, page 12 of our 2005 Annual Report for details on the makeup of the portfolio. The Bank has an investment policy that generally permits purchasing securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization. The policy also provides for maturity patterns, diversification of investments and avoidance of concentrations within the portfolio.

DEPOSIT ACTIVITIES

The Bank's primary source of funds has historically been customer deposits. The Bank offers a variety of accounts designed to attract both short-term and long-term deposits from its market area. These accounts include NOW, money market, sweep accounts, savings and certificates of deposit. Interest rates paid on these account vary from time to time and are based on competitive factors and liquidity needs. One of the goals of management is to maintain noninterest-bearing deposits at the highest level possible. These are low cost funds and help to increase the net interest margin. Over the last two years, noninterest-bearing accounts have grown from 17.4% of total deposits at the end of 2003 to 19.2% of total deposits at the end of 2005.

OTHER FUNDING SOURCES/FHLB ADVANCES

The Bank has other funding sources such as FHLB advances, federal funds purchased and repurchase agreements. The major source of funds in this area is advances from the FHLB of Seattle. Although this source of funding can be more costly than deposit activities, large portions of funds are available very quickly for meeting loan commitments. The Bank's line of credit with the FHLB is 24% of qualifying assets and is collateralized by qualifying first mortgage loans, qualifying commercial real estate and government agency securities. The Bank, as of December 31, 2005, had FHLB advances totaling $240.0 million (please refer to page 16 of the Annual Report to Shareowners for detail regarding these advances). These advances were collateralized with $581.4 million in qualifying first mortgages, other certain assets, a blanket filing on our commercial real estate portfolio and the remainder was secured by stock in FHLB. No commercial real estate or government securities were pledged at year-end. The unused portion of this credit line at December 31, 2005 was $341.4 million.

BUSINESS STRATEGY

Frontier is attempting to pursue the following strategies:

          o increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and greater sensitivity to interest rate fluctuations;
          o increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network and online banking;
          o maintaining cost-effective operations by efficiently offering products and services;
          o maintaining its capital position at or above the "well-capitalized" (as defined for regulatory purposes) levels; and
          o exploring prudent means to grow the business internally and/or through acquisitions.

A source of future growth may be through acquisitions, although no assurance can be given that acquisition activity will continue in the future. See "Risk Factors".

FACILITIES

Frontier owns its administrative offices and operations centers in Everett and Sumner, and 24 of its branches, through its wholly-owned bank premises holding corporation subsidiary, FFP, Inc., which leases the properties to the Bank. Owned offices and branches range in size from 1,000 to 42,000 square feet and have a total net book value at December 31, 2005, including leasehold improvements, furniture and fixtures, of $29.8 million.

OTHER FINANCIAL SERVICES

The Bank offers other financial services complementary to banking including an insurance and investment center that markets annuities, life insurance products, and mutual funds to Bank customers and the general public, a trust department that offers a full array of trust services, and a private banking office to provide personal service to high net worth customers.

         COMPETITION. The banking industry is highly competitive. The Bank faces strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from other commercial banks, saving institutions and credit unions located in the primary market area. As with all banking organizations, FFC also has competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. FFC expects increasing competition from other financial institutions and nonbanking sources in the future. Many of FFC's competitors have more significant financial resources, larger market share and greater name recognition than FFC. The existence of such competitors may make it difficult for FFC to achieve its financial goals.

         Competition has further increased as a result of Washington banking laws that permit statewide branching of Washington domiciled financial institutions and acquisitions of Washington-based financial institutions by out-of-state bank holding companies.

         Management believes that the principal competitive factors affecting FFC's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although management believes that the Bank's products currently compete favorably with respect to these factors, there can be no assurance that FFC can maintain its competitive position against current and potential competitors, especially those with significantly greater financial resources.

         The Bank's competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies. The Bank competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders, and the interest rates and loan fees it charges.

         The Bank competes for deposits by offering depositors a wide variety of checking accounts, savings accounts, certificates and other services. The Bank's ability to attract and retain deposits depends on its ability to provide deposit products that satisfy the requirements of customers as to interest rates, liquidity, transaction fees, risk of loss of deposit, convenience and other factors. Deposit relationships are actively solicited through a sales and service system.

         Changes in technology, mostly from the growing use of computers and computer-based technology, present competitive challenges to FFC. Large banking institutions typically have the ability to devote significant resources to developing and maintaining technology-based services such as on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans. Some new banking competitors offer all of these services online. Customers who bank by computer or by telephone may not need to go to a branch location in person. FFC's high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. FFC believes a personal approach to banking is a competitive advantage, one that will remain popular in the communities that it serves. However, customer preferences may change, and the rapid growth of online banking could, at some point, render the Bank's personal, branch-based approach obsolete. FFC believes that it has reduced this risk by offering on-line banking services to its customers, and by continuing to provide 24-hour banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

EMPLOYEES

At December 31, 2005, the Bank had 663 full time equivalent employees. None of the Bank's employees are covered by a collective bargaining agreement. The Bank considers its relations with employees to be good.

COMPETITION

All phases of the Bank's activities are highly competitive. Management believes that the principal competitive factors affecting the Corporation's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. The Bank competes actively with national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions, brokerage houses, and other financial institutions operating in its service area. Some of these financial institutions have greater resources than those of the Bank. On December 31, 2005, the consolidated Corporation had total assets of $2.64 billion and deposits of $2.06 billion.

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

REGULATORY AGENCIES

BANK HOLDING COMPANY. FFC, as a financial holding company, is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board) ("FRB") under the Bank Holding Company Act. As of October 28, 2000, FFC became a financial holding company under the Bank Holding Company Act.

SUBSIDIARY BANK. FFC's subsidiary bank, Frontier Bank, is a Washington state-chartered commercial nonmember bank. Frontier Bank is subject to supervision and examination by applicable federal and state bank agencies, the Federal Deposit Insurance Corporation ("FDIC") and the Division of Banks of the Department of Financial Institutions for the State of Washington (the "Division").

BANK HOLDING COMPANY ACTIVITIES

"FINANCIAL IN NATURE" REQUIREMENT. As a bank holding company that has also elected to become a financial holding company pursuant to the Bank Holding Company Act, FFC may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

DEPOSIT INSURANCE ASSESSMENTS

Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of FFC's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Frontier Bank is currently rated well capitalized under the regulatory framework for prompt corrective action.

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

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund ("SAIF").

SECURITIES REGISTRATION AND REPORTING

FFC common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements and other information filed by FFC under that Act can be inspected and copied at or obtained from the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. FFC is an electronic filer with the SEC, and the FFC filings may be obtained at the SEC website (http://www.sec.gov). In addition, the securities issued by FFC are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

NASD

FFC common stock is traded on the Nasdaq market under the symbol FTBK. The National Association of Securities Dealers ("NASD") is the self-regulatory organization of the Nasdaq market. FFC is subject to the rules of the NASD.

The NASD may implement rules from time to time that are required by the SEC. The NASD implemented rules under the Sarbanes-Oxley Act of 2002 regarding certain required disclosures to shareowners, and independence requirements for directors. In order for FFC common stock to continue to be traded on the Nasdaq market, FFC is required to comply with these listing rules, as amended from time to time.

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

DISCLOSURE CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effected sweeping corporate disclosure and financial reporting reform, generally require public companies to focus more attention on their disclosure controls and procedures. As a result, public companies such as FFC now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (I.E., Forms 10-K and 10-Q) and their chief executive and chief financial officer must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 75-day period preceding the filing of the relevant report, among other things.

FUTURE LEGISLATION

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, are from time to time introduced in the Congress. This legislation may change banking statutes and the operating environment of FFC and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. FFC cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of FFC or any of its subsidiaries.

THE BANK

GENERAL. Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and acquisitions, borrowings, issuance of securities, payment of dividends (see "Restrictions on Capital Distributions" below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business.

FFC's subsidiary bank, Frontier Bank, is a Washington state-chartered commercial bank that is a nonmember bank. Frontier Bank is subject to supervision and examination by applicable federal and state banking agencies, the FDIC and the Division. The Bank is also subject to regulation and examination by the FDIC which insures the deposits of the Bank to the maximum extent permitted by law and by requirements established by the FRB. The federal laws that apply to the Bank regulate, among other things, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect shareowners of such institutions or their holding companies.

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

LOANS TO ONE BORROWER. The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally limit loans-to-one borrower to 20 percent of capital. As of December 31, 2005, the Bank was in compliance with applicable loans-to-one borrower requirements.

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

PROMPT CORRECTIVE ACTION. Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized", (2) "adequately capitalized", (3) "undercapitalized", (4) "significantly undercapitalized", and (5) "critically undercapitalized." To qualify as "well capitalized" an institution must maintain at least 10 percent total risk-based capital, 6 percent Tier 1 risk-based capital, and a leverage ratio of no less than 5 percent. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8 percent total risk-based capital, 4 percent Tier 1 risk-based capital, and a leverage ratio of at least 4 percent). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2005, the Bank was well capitalized and maintained a risk-based total capital ratio of 11.39 percent, a risk-based Tier 1 capital ratio of 10.14 percent, and a leverage ratio of 10.07 percent.

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

CUSTOMER PRIVACY REGULATION. The Gramm-Leach-Bliley Act restricts financial institutions from disclosing nonpublic consumer information to nonaffiliated third parties. As a result, the Bank is required to disclose its written privacy policy to its consumers and must restrict dissemination of consumer information as required by law.

ANTI-MONEY LAUNDERING REGULATION. The Bank Secrecy Act of 1970 requires banks to maintain internal systems to prevent banks from being utilized to facilitate the flow of illegal or illicit money. The USA Patriot Act of 2001 was enacted in response to terrorist activities in 2001 and significantly expanded the restrictions on so-called "money laundering" schemes and terrorist financing activities. These statutes and related regulations have required the Bank to implement additional operating systems and controls, to expand record-keeping and positive customer identification policies, and to develop additional reporting systems to ensure compliance and to assist the Federal government in detecting money laundering schemes and terrorist financing activities. Failure to comply could result in legal consequences and/or penalties to the Bank.

Bank regulatory authorities have been placing a special emphasis upon banks' compliance with the Bank Secrecy Act (BSA) and the USA Patriot Act as a part of the effort to thwart terrorism and other criminal activity in this country. In June 2005, the Federal Financial Institutions Examination Council published a new Bank Secrecy Act/Anti-Money Laundering Examination Manual which provides guidelines for examination of compliance with the Bank Secrecy Act and the USA Patriot Act.

In substantial part in response to that examination, the Bank has developed a plan to expand and enhance the Bank's Bank Secrecy Act/Anti-Money Laundering compliance program. Bank management, at the direction of the Bank's Board of Directors, has evaluated and is in the process of modifying its controls and procedures to better identify customers and transactions that should be evaluated and reported under the BSA.

Bank management expects that the Federal Reserve Bank will continue to review the Bank's plans relative to Bank Secrecy Act/Anti-Money Laundering compliance and following that review will determine any regulatory action concerning the Bank's Bank Secrecy Act/Anti-Money Laundering program that may be unnecessary. Such action may include an agreement with the Federal Reserve Bank to correct the weaknesses by implementing the steps described in the plan or other corrective action deemed necessary by the regulatory authorities. Bank management is committed to enhancing the Bank's compliance with Bank Secrecy Act/Anti-Money Laundering statutes and regulations and believes that the plan as developed and implemented will be in full compliance with applicable requirements. Other than the ongoing costs of compliance with Bank Secrecy Act/Anti-Money Laundering requirements, the Bank does not expect to incur other costs.

EQUITY COMPENSATION PLANS

The following table sets forth information regarding outstanding options and shares reserved for issuance under the Corporation's plans:

                                                                                      Number of securities
                           Number of securities                                      remaining available for
                             to be issued upon            Weighted-average            future issuance under
                          exercise of outstanding         exercise price of         equity compensation plans
                           options, warrants and         outstanding options,         (excluding securities
                                  rights                  warrants and rights       reflected in first column)
                          -----------------------        --------------------       --------------------------

Equity compensation
plans approved by
security holders    (A)          952,123                         $24.75                      3,776

Equity compensation
plans not approved
by security holders (B)          180,000                            N/A                     59,238
                               ---------                                                  --------

                               1,132,123                                                    63,014
                               =========                                                  ========


     (A)  Consists of FFC Incentive Stock Option Plan.

     (B)  Consists  of FFC 1999  Employee  Stock Award Plan and 2001 Stock Award
          Plan.

FFP, INC.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank. For further details, please see page 32 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

RECENT STOCK PURCHASE

In December 2004, the Corporation purchased 4.95% of the common stock of Skagit State Bank, located in Burlington, Washington, which is approximately 44 miles north of Everett in Skagit County. Subsequent to this investment, the Corporation applied to the Board of Governors of the Federal Reserve System to purchase up to 20% of Skagit State. Approval was received in February 2005 and the Corporation has made additional purchases for a total ownership of 11.3% as of December 31, 2005. In January 2006, the Corporation purchased 5,022 shares for $653 thousand, bringing total ownership to 12.02%.

SHARE REPURCHASE PROGRAM

In January 2001, the Board announced the adoption of a stock repurchase program authorizing the Corporation to repurchase up to 5% of its outstanding stock in the open market. On October 17, 2001and 2002, and September 16, 2004, the Board of Directors authorized three increases of 5% of the outstanding common stock under the plan. The plan expires in September 2006. The Corporation last repurchased 361,800 shares in 2003. There were 1,398,405 shares remaining under the current plan at December 31, 2005.

TREATMENT OF GOODWILL

The Corporation has goodwill which was recorded in connection with acquisitions over the years. Prior to January 1, 2002, the Corporation amortized goodwill over 20 years. Upon the implementation of Statement of Financial Standards No. 142 (SFAS No. 142), GOODWILL AND OTHER INTANGIBLE ASSETS, on January 1, 2002, the Company ceased amortization of goodwill. SFAS 142 requires the Corporation to test the goodwill for impairment at least annually. The Corporation tested its goodwill and found no impairment during 2005. The Corporation uses the fair market value approach to determine if there has been any impairment.

AVAILABLE INFORMATION

FFC maintains an Internet website at www.frontierbank.com. FFC makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, generally within 24 hours after FFC files these reports with the SEC. FFC's Code of Ethics for Senior Financial Officers is also available on the website. From FFC's home page at www.frontierbank.com, go to "Resource Centers" and click on "Investor Relations" to access these reports and other documents. The Code of Ethics for Senior Financial Officers is also available in print upon written request addressed to Investor Relations, Frontier Financial Corporation, 332 S.W. Everett Mall Way, P.O. Box 2215, Everett, WA 98213.

FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from estimated or projected results. Factors that could cause this difference--many of which are beyond the Corporation's control--include the following, without limitation: interest rate trends may differ more than expected; loan delinquency rates may be significantly higher than expected; the general state of the economy in Washington state and the United States as a whole could be worse than expected; competitive pressures among financial institutions could increase significantly; and changes in laws and regulations could adversely affect the Corporation.

ITEM 1A.  RISK FACTORS

An investment in our common shares is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, one should carefully consider the risks and uncertainties described below together, with all of the other information, included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common shares could decline, perhaps significantly, and you could lose all or part of your investment. Investments in shares of bank stock are not government guaranteed.

RISKS RELATED TO OUR BUSINESS

WE ARE SUBJECT TO INTEREST RATE RISK

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including but not limited to general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

WE ARE SUBJECT TO CREDIT RISK

There are inherent risks associated with our lending and trading activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate and the customers we serve. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

As of December 31, 2005, approximately 85% of our loan portfolio consisted primarily of loans secured by real estate, including real estate commercial, construction, land development and mortgage. These types of loans are generally viewed as potentially having more risk of default than residential real estate loans or consumer loans. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for probable loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of
operations.   Additional  information  regarding  credit  risk  is  included  in
Management's Discussion and Analysis of Financial Condition and Results of Operations on page 41 and 42 of Frontier Financial Corporation's 2005 Annual report to Shareowners.

VARIOUS FACTORS MAY CAUSE OUR ALLOWANCE FOR PROBABLE LOAN LOSSES TO INCREASE

We maintain an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense, which represents management's estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and future economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for probable loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for probable loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses, which should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the section
Reserve and Provision for Loan Losses on pages 31 and 32 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Frontier Financial Corporation's 2005 Annual Report to Shareowners.

WE ARE SUBJECT TO LIQUIDITY RISK

Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions. However, substantial, unexpected and/or prolonged changes in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned "Liquidity" beginning on page 38 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Frontier Financial Corporation's 2005 Annual Report to Shareowners.

WE ARE SUBJECT TO OPERATIONAL RISK

We, like all businesses, are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, and regulations, prescribed practices or ethical standards. Although we seek to mitigate operational risk through a system of internal controls, losses resulting from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities, any and all of which could have a material adverse effect on our financial condition and results of operations.

OUR PROFITABILITY DEPENDS SIGNIFICANTLY ON ECONOMIC CONDITIONS IN THE GEOGRAPHIC REGIONS IN WHICH WE OPERATE

Our success depends on the general economic conditions of the markets in which we operate. The regional economic conditions in the areas have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could also impact these regional economies and, in turn, have a material adverse effect on our financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND MARKET AREAS

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks as well as smaller community banks within the various markets in which we operate. However, we also face competition from many other types of financial institutions, including without limitation: savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

Our ability to compete successfully depends on a number of factors, including, among other things:

     o    Our ability to develop and execute strategic plans and initiatives.

     o Our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.

     o    Our ability to expand our market position.

     o The scope, relevance and pricing of the products and services we offer to meet customer needs and demands.

     o The rate at which we introduce new products and services relative to our competitors.

     o    Industry and general economic trends.

     o    Our ability to attract and retain qualified employees.

     o Our ability to respond to and resolve unexpected legal, regulatory or other compliance issues.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability and have a material adverse effect on our financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareowners. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies; changes in the interpretation or implementation of statutes, regulations or policies; and/or changes to regulatory requirements or expectations, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products that we may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to appropriately comply with laws, regulations or policies (including internal policies and procedures designed to prevent such violations) could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding regulation and supervision is included in the section captioned "Regulation and Supervision" in Item 1, Business, beginning on page 5 of this report.

OUR CONTROLS AND PROCEDURES MAY FAIL OR BE CIRCUMVENTED

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON DIVIDENDS FROM OUR SUBSIDIARIES FOR MOST OF OUR REVENUE

Frontier Financial Corporation is a legal entity separate and distinct from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares. Various laws and regulations limit the amount of dividends that Frontier Bank may pay to Frontier Financial Corporation. In the event Frontier Bank is unable to pay dividends to Frontier Financial
Corporation, we may not be able pay dividends on our common shares. The inability to receive dividends from Frontier Bank could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding dividend restrictions is included in the section captioned "Regulation and Supervision" in Item 1, Business, on pages 6 -7 of this report.

POTENTIAL ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DILUTE SHAREOWNER VALUE

Acquiring other banks or financial institutions or financial service companies involves various risks commonly associated with acquisitions, including, among other things:

     o Potential exposure to unknown or contingent liabilities of the acquired company.

     o    Exposure to potential asset quality issues of the acquired company.

     o Difficulty and expense of integrating the operations and personnel of the acquired company.

     o    Potential disruption to our business.

     o    Potential diversion of our management's time and attention.

     o The possible loss of key employees and customers of the acquired company.

     o Difficulty in estimating the value (including goodwill) of the acquired company.

     o    Difficulty   in  estimating   the  fair  value  of  acquired   assets,
          liabilities and derivatives of the acquired company.

     o Potential changes in banking or tax laws or regulations that may affect the acquired company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence or market share, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN SKILLED PEOPLE

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. The unexpected loss of services of one or more of our key personnel could occur, and such events may have a material adverse impact on our business because of the difficulty of promptly finding qualified replacement personnel and the loss of the employee's skills, knowledge of our market, years of industry experience.

OUR INFORMATION SYSTEMS MAY EXPERIENCE AN INTERRUPTION OR BREACH IN SECURITY

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGE

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

WE ARE SUBJECT TO CLAIMS AND LITIGATION

From time to time, customers and/or vendors may make claims and take legal action against us. Whether these claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability and/or adversely affect how the market perceives us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

OUR EARNINGS MAY BE AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES AND IN TAX LAWS

Changes  in  U.S.  generally  accepted   accounting   principles  could  have  a
significant adverse effect on Frontier Financial Corporation's reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance or regulatory measures.

We, like all businesses, are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT OUR BUSINESS

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, interrupt our information systems, and/or cause us to incur additional expenses. For example, during 2005, hurricanes Katrina and Rita caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico which severely impacted the operations of many financial institutions. While we were not adversely affected by the impact of these specific disasters, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future that would have an effect on our business. Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

RISKS ASSOCIATED WITH OUR COMMON SHARES

OUR SHARE PRICE CAN BE VOLATILE

Share price volatility may make it more difficult to resell our common stock when desired or at prices deemed statisfactory. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

     o    Actual or anticipated variations in quarterly results of operations.

     o    Recommendations by securities analysts.

     o    Operating  and  stock  price   performance  of  other  companies  that
          investors deem comparable to our business.

     o News reports relating to trends, concerns and other issues in or affecting the financial services industry.

     o    Perceptions of us and/or our competitors in the marketplace.

     o New technology used, or services offered, by our competitors, or ourselves.

     o    Significant   acquisitions   or   business   combinations,   strategic
          partnerships, joint ventures or capital commitments entered into by us or our competitors.

     o Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

     o    Changes in government regulations.

     o Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to increase or decrease regardless of operating results.

AN INVESTMENT IN OUR COMMON SHARES IS NOT INSURED OR AN INSURED DEPOSIT

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to many of the same market forces that affect the price of common stock in any company. As a result, acquisition of our common shares may result in a loss of some or all of an investment in our shares.

OUR ARTICLES OF INCORPORATION, REGULATIONS AND SHAREOWNERS RIGHTS PLAN AS WELL AS CERTAIN BANKING LAWS MAY HAVE AN ANTI-TAKEOVER EFFECT

Provisions of our articles of incorporation and regulations, federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareowners. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common shares.

RISKS ASSOCIATED WITH OUR INDUSTRY

THE EARNINGS OF FINANCIAL SERVICES COMPANIES ARE SIGNIFICANTLY AFFECTED BY GENERAL BUSINESS AND ECONOMIC CONDITIONS

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

FINANCIAL SERVICES COMPANIES DEPEND ON THE ACCURACY AND COMPLETENESS OF INFORMATION ABOUT CUSTOMERS AND COUNTERPARTIES

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

CONSUMERS MAY DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from the use of those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.
                                                                      Annual
                                               Form 10-K              Report
I.   Distribution  of Assets,  Liabilities        PAGE                 PAGE
     and  Shareowners' Equity; Interest        ---------             ---------
     Rates and Interest Differential:

     A.  Consolidated Average Balance
         Sheets/Interest Income and
         Expense/Rates                                                   44
     B.  Changes in Net Interest Income
         and Expense due to Rate and
         Volume                                                          45

II.  Investment Portfolio
     A.  Analysis of Investment Securities
         at Year-end                               22                 12-13
     B.  Maturity Distribution of Investment
         Securities                                22                    13

III. Loan Portfolio

     A.  Types of Loans                            23                    14
     B.  Loan Maturities and Sensitivity to
         Changes in Interest Rates                 23        14, 33, 35 - 37, 39
     C.  Risk Elements                          24-25
     D.  Concentrations of Credit                  30

IV.  Summary of Loan Loss Experience
     A.  Analysis                                  28
     B.  Allocation of Allowance for Possible
         Loan Losses                               29

V.   Deposits

     Average Interest and Noninterest
     Bearing Deposit Balances                                            44

VI.  Return on Equity and Assets

     Significant Financial Ratios                  34

VII. Short-term Borrowings                         32

Analysis of Investment Securities

The aggregate amortized cost of investment securities at December 31 are as follows:

                            2005               2004               2003
                         Amortized          Amortized          Amortized
(In Thousands)              Cost               Cost               Cost
                      -----------------  -----------------  -----------------
U.S. Treasuries                 $7,232            $15,704               $251
U.S. Agencies                   49,621             49,738             67,903
Municipal Bonds                  4,231              6,051             10,705
Corporate Bonds                 19,326             44,214             77,029
Equities                        23,400             32,518             26,653
                      -----------------  -----------------  -----------------
                              $103,810           $148,225           $182,541
                      =================  =================  =================



Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2005. Taxable equivalent values are used in calculating weighted average yields assuming a tax rate of 35%.

(In Thousands)                               After 1 Yr        After 5 Yrs                             Totals &
(Amortized cost used)       Within           But Within         But Within           After             Weighted
Need #'s                   1 Year/            5 Years/          10 Years/          10 Years/            Average
                            Yield              Yield              Yield              Yield               Yield
                       -----------------  -----------------  -----------------  -----------------  ------------------
U.S. Treasury                    $6,981                  -               $251                  -              $7,232
                                  3.88%                  -              7.16%                  -               3.97%

U.S. Agencies                     2,506            $47,115                  -                  -              49,621
                                  2.76%              3.45%                  -                  -               3.42%

Municipal Bonds                   1,699              2,253                234                $45               4,231
                                  5.31%              8.13%              8.92%              7.77%               7.04%

Corporate Bonds                   1,013             14,267                  -              4,046              19,326
                                  3.11%              4.02%                  -             10.20%               5.27%

Equities                         23,400                  -                -                  -                23,400
                                  3.98%                  -                  -                  -               3.98%
                       -----------------  -----------------  -----------------  -----------------  ------------------
                                $35,599            $63,635               $485             $4,091            $103,810
                       =================  =================  =================  =================  ==================
                                  3.91%              3.74%              8.00%             10.17%               4.07%
                       =================  =================  =================  =================  ==================

As of December 31, 2005 and 2004, the Corporation held FHLB bonds that had a book value of $34.0 million and a market value of $33.2 million and $33.8 million, respectively.

Types of Loans

Major classifications of loans, net of deferred loan fees, at December 31 are as follows:

(In Thousands)                    2005             2004              2003             2002              2001
--------------                    ----             ----              ----             ----              ----

Commercial and agriculture         $321,303          $301,961         $268,963          $272,440         $316,947
Real estate commercial              859,251           848,737          809,307           758,826          659,982
Real estate construction
    and land development            967,335           608,421          507,872           443,461          412,501
Real estate mortgage                188,772           165,063          143,420           127,976          134,233
Installment                          46,852            50,057           40,201            47,217           47,833
                             ---------------  ----------------  ---------------  ----------------  ---------------
                                 $2,383,513        $1,974,239       $1,769,763        $1,649,920       $1,571,496
                             ===============  ================  ===============  ================  ===============


Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the contractual maturity amounts and maturity analysis of loans outstanding as of December 31, 2005. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

                                                            Maturity
                            --------------------------------------------------------------------
                                Within            1 - 5            After
(In Thousands)                  1 Year            Years           5 Years            Total
--------------              ---------------  ----------------  ---------------  ----------------
Commercial and agriculture        $202,386          $111,749           $7,168          $321,303
Real estate commercial              72,572           498,056          288,623           859,251
Real estate construction
    and land development           753,758           207,405            6,172           967,335
Real estate mortgage                57,287            93,848           37,637           188,772
Installment                          9,479            14,578           22,795            46,852
                            ---------------  ----------------  ---------------  ----------------
                                $1,095,482          $925,636         $362,395        $2,383,513
                            ===============  ================  ===============  ================

Loans maturing after one year with:
                                                  1 - 5            After
                                                  Years           5 Years
                                             ----------------  ---------------
               Fixed Rates                          $671,911          $60,670
               Variable Rates                        253,725          301,725
                                             ----------------  ---------------
                                                    $925,636         $362,395
                                             ================  ===============

Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties. It is also not uncommon to rollover loans at the maturity period, provided that the rate and terms of the loan conform to the current policy.

LOAN ADMINISTRATION

The credit approval process at the Bank provides for the prompt and thorough underwriting and approval or decline of loan requests. The method used is a step process based on assigned lending limits. Approval process includes authority assigned to individual officers and an internal loan committee. Lending authority is also assigned to the Bank's Directors' Loan Committee to approve the Bank's largest credit relationships up to the legal lending limit of the Bank.

Credit Review personnel conduct continuous reviews to ensure the loan portfolio remains in compliance with our lending policies and safe and sound practices. They provide ongoing reporting to management regarding credit weakness and policy exceptions and economic and portfolio trends. Quarterly reports are prepared for submission to Senior Management, and the Director's Audit Committee, which details the levels of exceptions and follow-up corrective actions.

Certain problem loans are placed on a nonaccrual basis in conformance with defined policy. The Loan Committee and other administrative personnel regularly review information reports on adversely classified and delinquent loans. Comparative summaries of delinquent loans are also provided on a regular basis to senior management and to the Board of Directors.

Management performs and in dept analysis of the loan loss reserve four times a year and closely monitors the adequacy of the loan loss reserve. The allowance is maintained at a level deemed sufficient to meet estimated potential losses.

The reviews, examinations and actions described above are in addition to the periodic examinations by federal and state regulatory agencies, as well as the Bank's internal audit department and the Bank's outside public accounting firm.

RISK ELEMENTS - IMPAIRED ASSETS

NONACCRUING/IMPAIRED LOANS

Loans are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful or when the loan becomes 90 or more days past due. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, and when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.

A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all loans in nonaccrual, loans restructured, and other loans that management considers to be impaired.

This assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Corporation. If the current value of the impaired loan is less than the recorded investment in the loan an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

DELINQUENT AND PROBLEM LOANS

Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. This then progresses to phone calls and letters, followed by legal activity when and if necessary. At one month past due, the loan is tracked and reported as delinquent.

It is the Bank's practice to discontinue accruing interest on all loans that are delinquent 90 days or more regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting additional interest is in doubt and some loans will remain in nonaccrual even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be reliable.

LEVELS OF, AND TRENDS IN, DELINQUENCIES AND NONACCRUALS

Nonperforming loans and other real estate decreased in 2005 to $4.9 million, from $14.1 million in 2004. Management monitors delinquencies monthly and reports are reviewed by the Board of Directors. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately. The current level of nonperforming assets represents a 65% decrease by dollar amount from the previous year.

The dollar amount of loans past due 90 days or more nonaccruing and other real estate owned as a percentage of total loans was .21%, .71%, and .61%, at year-end 2005, 2004, and 2003, respectively. These loans have a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower's financial situation improves.

Loans delinquent due 90 days or more or other nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

(In Thousands)                                     2005            2004           2003           2002            2001
--------------                                 -------------  --------------  -------------  -------------   -------------
Commercial and agriculture                           $4,939               -           $120           $909          $1,232
Real estate commercial                                    -          $6,847          6,187          6,898           5,111
Real estate construction and land
        development                                       -             356              -          1,783           4,045
Real estate mortgage                                      -           6,904            344          2,291             930
Installment                                              10               -             43            554             133
                                               -------------  --------------  -------------  -------------   -------------
Total nonaccruing loans                               4,949          14,107          6,694         12,435          11,451
Other real estate owned                                   -               -          4,162          6,532             769
                                               -------------  --------------  -------------  -------------   -------------
Total nonperforming assets                           $4,949         $14,107        $10,856        $18,967         $12,220
                                               =============  ==============  =============  =============   =============
Restructured                                              -               -         $6,178         $6,178          $6,200
                                               -------------  --------------  -------------  -------------   -------------
Total loans at end of period                     $2,389,224      $1,978,052     $1,771,716     $1,658,684      $1,575,031
                                               =============  ==============  =============  =============   =============
Total assets at end of period                    $2,637,005      $2,243,396     $2,075,793     $1,943,727      $1,806,740
                                               =============  ==============  =============  =============   =============
Total nonperforming assets
   to total loans                                     0.21%           0.71%          0.61%          1.14%           0.78%
Total nonperforming assets to total assets            0.19%           0.63%          0.52%          0.98%           0.68%
Total impaired assets to total assets                 0.19%           0.63%          0.82%          1.29%           1.02%

There are certain amounts of interest collected on nonaccrual loans that is included in income, and amounts that have not been accrued which are indicated in the following table:

(In Thousands)
At December 31,                     2005     2004      2003      2002       2001
---------------                     ----     ----      ----      ----       ----

Additional interest income which
would have been recorded
during the period under
original terms of loans above       $67      $925      $443     $1,400      $958

Interest collected
and included in
net income for the
period                             $327      $350      $429      $774     $1,600

Commitments for additional
funds related to loans
above                               -0-       -0-       -0-       -0-        -0-


LOAN CHARGE OFF'S

It  is  the  Bank's  policy  to  aggressively   review  questionable  loans  for
charge-off.   The  Bank  adheres  to  all  regulatory,   accounting,  and  legal
requirements in writing off loans.

OTHER REAL ESTATE OWNED (OREO)

OREO is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or expense.

The Bank had no OREO to report at year-end December 31, 2005 and 2004.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.

The table below shows the carrying value of OREO at December 31st of the past five years:

(In Thousands)                 2005      2004       2003        2002       2001
--------------                 ----      ----       ----        ----       ----

Other real estate owned           -         -     $4,162      $6,532       $769


ALLOWANCE FOR LOAN LOSSES - QUALITATIVE FACTORS

The allowance for loan losses was $37.1 million, or 1.55% of loans at December 31, 2005. This compares to $32.7 million, or 1.65% at December 31, 2004, and $29.6 million, or 1.67% at December 31, 2003. Net charge-off's as a percentage of average loans was a net recovery of (.01%) in 2005, net charge-off's of .02% in 2004 and .17% in 2003. An improving economy, and positive credit performance trends, is reflected in year-end 2005 reserves of 1.55% and net recovery of $147 thousand. An uncertain economic environment and increasing delinquencies supported the higher loan loss reserve percentages for year-end 2003 and 2002.

The allowance for loan losses is the amount, which, in the opinion of management, provides adequate protection in the event of loan losses. This analysis is performed quarterly and reviewed by senior management to determine the adequacy of the reserve. The analysis takes into consideration current economic trends both on a national and local level. It includes careful consideration of delinquency rates and trends for all loan categories including commercial, personal and real estate related loans by geographic location.

Management and the Board review policies and procedures at least annually, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.

Another consideration is the volume and terms of loans. Management reviews the growth and terms of loans so that the allowance can be adjusted for current and anticipated future losses.

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

The Corporation has an active ongoing credit review function. When a loan has degradation in quality its internal rating is downgraded. An assessment of these loans is performed to determine whether it is appropriate to establish a specific allocation reserve or write down as directed by FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. If appropriate, such allocation reserve or write down is made. For the remainder of these loans that which no specific allocation reserve or write down is necessary a background reserve is established. The background reserves are also reviewed quarterly to determine if the background reserve percentages are appropriate.

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

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last two years, mainly due to loan portfolio quality performance improvement.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table provides an analysis of the allowance for loan losses and the net losses by loan type for the last five years and December 31:

(In Thousands)                        2005              2004             2003             2002             2001
--------------                   ---------------   ---------------  ---------------  ---------------  ----------------
Balance at beginning of year            $32,728           $29,556          $28,175          $26,358           $21,907
                                 ---------------   ---------------  ---------------  ---------------  ----------------

Provision charged to
operating expense                         4,200             3,500            4,250            6,300            13,600
                                 ---------------   ---------------  ---------------  ---------------  ----------------

  Loans charged-off:

     Commercial and agriculture            (342)             (612)          (1,617)          (2,564)          (10,044)
     Real estate commercial                  (4)                -           (1,486)          (1,774)             (115)
     Real estate construction
          and land development                -                 -              (48)             (23)             (178)
     Real estate mortgage                  (116)             (387)            (120)            (211)              (90)
     Installment                           (244)             (413)            (351)            (537)             (266)
                                 ---------------   ---------------  ---------------  ---------------  ----------------
  Total charged-off loans                  (706)           (1,412)          (3,622)          (5,109)          (10,693)
                                 ---------------   ---------------  ---------------  ---------------  ----------------

  Less recoveries:
     Commercial and agriculture             623               741              620              482               297
     Real estate commercial                   -               176                6                -               426
     Real estate construction
           and land development             142                60                -               49                 6
     Real estate mortgage                    27                51               62               22               136
     Installment                             61                56               65               73                27
                                 ---------------   ---------------  ---------------  ---------------  ----------------
  Total recoveries                          853             1,084              753              626               892
                                 ---------------   ---------------  ---------------  ---------------  ----------------

Net (charge-offs) recoveries                147              (328)          (2,869)          (4,483)           (9,801)
                                 ---------------   ---------------  ---------------  ---------------  ----------------
Reserve acquired in merger                    -                 -                -                -               652

Balance at end of year                  $37,075           $32,728          $29,556          $28,175           $26,358
                                 ===============   ===============  ===============  ===============  ================

Total loans at
end of period                        $2,389,224        $1,978,052       $1,771,716       $1,658,684        $1,575,031

Daily average loans                  $2,200,344        $1,887,528       $1,691,051       $1,601,037        $1,524,181

Ratio of net charged-off
loans during period to
average loans outstanding                -0.01%             0.02%            0.17%            0.28%             0.64%
                                 ===============   ===============  ===============  ===============  ================
Loan loss reserve as a
percentage of total loans                 1.55%             1.65%            1.67%            1.70%             1.67%
                                 ===============   ===============  ===============  ===============  ================

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


(In Thousands, except percentages)
----------------------------------
                                     Loan             Loan              Loan             Loan             Loan
                             2005   Category  2004   Category   2003   Category  2002   Category  2001   Category
                           Reserve  Percent  Reserve Percent  Reserve  Percent  Reserve Percent  Reserve Percent
                           ----------------- ---------------- ----------------- ---------------- ----------------

Commercial and agriculture  $11,061   14.6%   $9,658   15.3%   $13,465   15.2%  $14,728   16.4%  $13,925   20.1%
Real estate commercial       12,884   39.4%   11,489   43.0%     8,948   45.7%    7,472   45.8%    6,965   41.9%
Real estate construction
  land development            2,203   35.4%    1,668   30.8%       937   28.6%      813   26.7%      787   26.2%
Real estate mortgage          4,733    8.4%    4,341    8.4%     2,084    8.2%    1,631    8.2%    1,643    8.8%
Installment                     724    2.2%      461    2.5%       376    2.3%      235    2.9%      340    3.0%
Standby and letters of
  credit                        240              215               157              138              113
Undisbursed                   3,030            2,196             1,611            1,417            1,160
Unallocated                   2,200            2,700             1,978            1,741            1,425
                           ----------------- ---------------- ----------------- ---------------- ----------------
                            $37,075  100.0%  $32,728  100.0%   $29,556  100.0%  $28,175  100.0%  $26,358  100.0%
                           ================= ================ ================= ================ ================


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

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last five years, mainly due to loan portfolio quality and performance improvements.

EFFECTS OF CHANGING INTEREST RATES

A review of the past 12 months shows that the tax equivalent net interest margin began the year 2005 at 5.32% (quarter ended December 31, 2004). The margin then declined to 5.12% for the first quarter but increased to 5.40% in the second quarter, increased in the third quarter to 5.56% and 5.80% for the fourth quarter. In 2005, the Corporation increased its key lending index 25 basis points in February, March, May, June, August, September, November and December. The improvement in the net interest margin was attributed to these rates changes. In 2004, the Corporation increased its key lending index 25 basis points in August, September, November and December. However, the improvement in the net interest margin was more attributed to continued decline in the cost of funds during the first three quarters of 2004. The Corporation dropped its key lending index 25 basis points in the third quarter 2003. The impact of these movements contributed to the narrowing of the margin in all but the fourth quarter 2003 and the second, third, and fourth quarters of 2004.

CONCENTRATIONS OF CREDIT

The most significant portion of the loan portfolio consists of real estate construction and land development loans. Loans within this category grew by $358.9 million or 59%. Continued demand for housing and favorable interest rated continued to fuel this growth. Real estate construction loans are generally composed of commitments to customers within our market area for construction purposes. Loans within this category are used for construction projects that range from residential and commercial land development to residential and commercial building projects. They are generally secured by first trust deeds with well-defined repayment sources following project completion. Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity. While the Bank has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. Management closely monitors the effects of current and expected market conditions and other factors that may influence the repayment of these loans.

The following chart indicates the amount of those loans, net of deferred fees, and as a percent of total loans for the period:

(In Thousands)
--------------
At December 31,                           2005              2004             2003             2002             2001
                                          ----              ----             ----             ----             ----
       Real estate commercial             $859,251          $848,737         $809,307         $758,826         $659,982
                                    ===============  ================  ===============  ===============  ===============
       Real estate construction
         and land development              967,335           608,421          507,872          443,461          412,501
                                    ===============  ================  ===============  ===============  ===============

Total loans at end of period            $2,389,224        $1,978,052       $1,771,716       $1,658,684       $1,575,031
                                    ===============  ================  ===============  ===============  ===============

Real estate commercial loans
  as a percent of total loans                36.0%             42.9%            45.7%            45.7%            41.9%
                                    ===============  ================  ===============  ===============  ===============
Real estate construction loans
  as a percent of total loans                40.5%             30.8%            28.7%            26.7%            26.2%
                                    ===============  ================  ===============  ===============  ===============


TRENDS IN VOLUME AND TERMS OF LOANS

Average loans for the year 2005 were $2.20 billion, representing an increase of $312.8 million, or 16.6% over the average balance for 2004. Average loans for the year 2004 were $1.89 billion, representing an increase of $196.5 million, or 11.6% over the average balance for 2003. In 2005, growth substantially increased over prior years increases mainly due to favorable market conditions and additional lending staff. Terms of loans have remained competitive and within policy guidelines.

CONCLUSION OF QUALITATIVE FACTORS

The allowance for loan losses is the amount, which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management's evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics. Based solely upon recent actual historical loan loss rates, the loan loss reserve may appear to be somewhat larger than might be necessary; however our analysis included important subjective factors that cause us to believe the reserve is adequate, but not unduly conservative.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, Frontier has entered into off-balance sheet financial instruments consisting of commitments for the extension of credit, credit card commitments, letter of credit commitments, home equity lines and standby letters of credit. These instruments are recorded in the financial statements only when they are funded or related fees are incurred or received. The following table summarizes the amount of commitments as of December 31, 2005:

(IN THOUSANDS)
--------------
                  Standby letters of credit              $29,979
                  Credit card arrangements                31,917
                  Commitments to fund loans
                  secured by real estate                 810,736

Commitments to extend credit and letters of credit are written for one year, or have a call in one year. The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms. A fee is charged for all commitments to lend. Due to the Bank's underwriting policies, there have been no losses associated with these commitments.

DEPOSITS

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2005, 2004, and 2003 please refer to page 44 of 2005 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2005 are shown below:

(IN THOUSANDS)
--------------
3 months or less                             $87,288
Over 3 months through 6 months                60,737
6 months through 12 months                   211,453
Over 12 months                               112,248
                                           ----------
                                            $471,726
                                           ==========


The following table represents the noninterest and interest-bearing deposit accounts that will mature or reprice in one year or less as compared to the past year:

                                                               Dollar         Percent
(In Thousands)                   2005           2004           Change          Change
                             -------------  --------------  -------------   -------------
Demand deposits                  $395,852        $313,275        $82,577           26.4%
Now, money market and
  sweep accounts                  322,283         270,894         51,389           19.0%
Savings                           495,108         642,434       (147,326)         -22.9%
Time deposits                     611,553         370,722        240,831           65.0%

Although 72% of our time deposit portfolio will mature within the next year, we feel that cash flows are sufficient to support operations for the foreseeable future. Over the past year, we have had the ability to retain and grow each category of our deposit accounts. If liquidity was needed going forward, sources would consist of maturing securities, increased customer deposits or loan maturities. If need be, lines of credit are available or we could issue additional capital stock. Cash flows from operations also contribute significantly to liquidity needs.

BORROWINGS

SHORT-TERM BORROWINGS

                                             Weighted                      Weighted                      Weighted
(In thousands)                               Average                       Average                       Average
                                             Interest                      Interest                      Interest
At December 31,                 2005           Rate           2004           Rate           2003           Rate
                             -------------  -------------  -------------  -------------  -------------  -------------
Year-end balance:              $20,813        2.72%          $10,205         1.71%         $10,015        0.89%

Highest month end
balance during
the period:                    $52,444                       $39,906                       $56,761

For information regarding average balances and yields, please refer to page 44 of 2005 Annual Report to Shareowners.

ITEM 2 - PROPERTIES

At December 31, 2005, the Bank had 44 offices, including the main office, all of which are located in the State of Washington. These offices are located in Arlington, Bainbridge Island, Bellingham, Bellingham Downtown, Bothell, Buckley, Duvall, Edmonds, Everett (4), Kent, Kirkland, Lake City, Lake Stevens, Lynden, Lynnwood, Marysville, Puyallup, Mill Creek, Milton, Monroe, Mount Vernon, Orting, Port Angeles, Port Hadlock, Port Townsend, Poulsbo (2), Redmond, Renton, Seattle (2), Sequim, Silverdale, Smokey Point, Snohomish, Stanwood, Sumner, Tacoma, Totem Lake and Woodinville. All of its branches are located on properties owned by FFP, Inc., a real estate holding subsidiary, except for the offices located in Bellingham Downtown (lease expires August 2009), Edmonds (lease expires July 2009), one office in Everett (lease expires October 2014), Lake Stevens (lease expires May 2011), Lynden (lease expires April 2010), Mill Creek (lease expires November 2010), Puyallup (building is owned, land lease expires 2009), Mount Vernon (building owned, land lease expires March 2023), Bainbridge Island (lease expires July 2012) Poulsbo (lease expires on October 2006 on one of the two branches there), Port Angeles (lease expires January
2019),  Renton (lease expires April 2007),  Seattle Metro (lease expires October
2013),  Tacoma (lease expires  September  2011),  Totem Lake (lease expires June
2010) and Milton lease expires March 2007). FFP, Inc. also owns the building and land in South Everett and Sumner where Frontier Bank data processing and operations departments are located.

 ITEM 3 - LEGAL PROCEEDINGS

The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

     No matters were submitted to shareowners during the fourth quarter of 2005.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

(a) Frontier Financial Corporation's common stock is traded on the Nasdaq market under the symbol FTBK. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:

                                              HIGH             LOW
                                              ----             ---

            1st quarter 2004                 $23.46           $21.41
            2nd quarter 2004                  23.33            20.67
            3rd quarter 2004                  24.91            21.50
            4th quarter 2004                  27.67            23.10

            1st quarter 2005                 $26.67           $24.33
            2nd quarter 2005                  26.07            23.49
            3rd quarter 2005                  30.26            25.32
            4th quarter 2005                  33.49            26.00


(b) Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 28, 2006 there were 30,002,122 shares outstanding.


(c) The table below indicates the cash dividends paid on each share of its common stock over the last two years:

            DIVIDEND DECLARED           RECORD DATE             PAYMENT DATE
            -----------------           -----------             ------------
                   $.123                January 7, 2004         January 20, 2004
                    .127                April 12, 2004          April 26, 2004
                    .13                 July 12, 2004           July 26, 2004
                    .133                October 12, 2004        October 25, 2004

                    .137                January 10, 2005        January 25, 2005
                    .14                 April 11, 2005          April 25, 2005
                    .16                 July 11, 2005           July 25, 2005
                    .165                October 11, 2005        October 24, 2005



(d) During the quarter ended December 31, 2005, there were no issuer repurchases of its equity securities.

ITEM 6 - SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS
In thousands
------------
                                                                                                                  % Change
AT YEAR-END                                   2005          2004          2003          2002           2001       2005-2004
                                          ------------- -------------  ------------  ------------  ------------- -------------
Total assets                               $2,637,005    $2,243,396    $2,075,393    $1,943,727     $1,806,740       17.5%
Net loans                                   2,352,149     1,945,324     1,742,160     1,630,509      1,548,673       20.9%
Investment securities                         110,617       153,451       187,915       140,037         81,770      -27.9%
Deposits                                    2,061,380     1,795,842     1,667,017     1,560,876      1,498,370       14.8%
Long-term debt                                      -             -             -             -              -           -
Shareowners' equity                           296,097       254,230       219,406       198,863        183,530       16.5%

FOR THE YEAR
Interest income                              $178,886      $140,228      $135,201      $138,859       $149,055       27.6%
Interest expense                               51,736        34,939        37,829        45,581         65,456       48.1%
                                          ------------- -------------  ------------  ------------  -------------
Net interest income                           127,150       105,289        97,372        93,278         83,599       20.8%
Securities gains (losses)                        (211)          (44)          190          (480)             -          NM
Provision for loan losses                       4,200         3,500         4,250         6,300         13,600       20.0%
Net income                                     51,584        43,045        39,607        36,014         24,499       19.8%
Basic earnings per share                        $1.82         $1.54         $1.42         $1.26          $0.81       18.2%
Diluted earnings per share                      $1.81         $1.53         $1.42         $1.25          $0.81       18.3%
Cash dividends declared per common share        $0.60         $0.51         $0.46         $0.41          $0.35       18.0%
Dividend payout ratio                            33.3%         33.3%         32.4%         32.8%          43.2%
Return on Average
  Assets                                         2.09%         1.98%         1.96%         1.94%          1.35%
  Equity                                        18.75%        18.35%        19.23%        18.36%         11.63%
Avg. equity/avg. assets                         11.16%        10.76%        10.21%        10.57%         11.59%
Efficiency Ratio                                   41%           42%           41%           40%            43%


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please see 2005 Annual Report to Shareowners, page 28 through 45.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see 2005 Annual Report to  Shareowners,  pages 33-36
Please see this Form 10-K, pages 26-29.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                       Annual
                                                         Form         Report to
                                                         10-K        Shareowners
                                                         Page           Page
                                                         ----           ----
Report of Independent Registered Public Accounting Firm                   1

Consolidated Balance Sheet at
December 31, 2005 and 2004                                                2

Consolidated Statement of Income for the years
Ended December 31, 2005, 2004 and 2003                                    3

Consolidated Statement of Shareowners' Equity                             4

Consolidated Statement of Cash Flows for the
Years ended December 31, 2005, 2004 and 2003                              5

Condensed Balance Sheet (Parent Only) at
December 31, 2005 and 2004                                               25

Condensed Statement of Income (Parent Only) for the
Years Ended December 31, 2005, 2004 and 2003                             25

Condensed Statement of Cash Flows (Parent Only)
for Years Ended December 31, 2005, 2004 and 2003                         26

Notes to Consolidated Financial Statements                           6 - 27

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of December 31, 2005, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There has been no change in the Corporation's internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Frontier Financial Corporation and its subsidiaries ("the Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. The Corporation's internal control over financial reporting is a process designed under the supervision of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Corporation's system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of Management and Directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statements preparation and fair presentation. Further, because of changes in condition, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation performed an assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004 based upon criteria in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Corporation's internal control over financial reporting was effective as of December 31, 2005.

The Corporation's independent registered public accounting firm, Moss Adams LLP who audits the Corporation's consolidated financial statements, have issued an attestation report on Management's assessment and on the effectiveness of the Corporation's internal control over financial reporting.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See Report of Independent Registered Public Accounting Firm in Annual Report to Shareowners on page 1.

ITEM 9B - OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL
          CORPORATION

Biographical and business experience information about the directors and director nominees of FFC included in Frontier Financial Corporation's Proxy Statement for the Annual Meeting of Shareowners to be held on April 19, 2006 (the Proxy Statement) under the caption "Election of Directors" and the information incorporated by reference pursuant to Item 13 below are hereby incorporated herein by reference. Information on FFC's executive officers is also included in the Proxy Statement.

Information   regarding  FFC's  Audit  Committee   included  under  the  caption
"Directors' Meetings, Committees and Compensation" of the Proxy Statement is hereby incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated herein by reference.

FFC's Code of Ethics for Senior Executive Officers ("Code of Ethics") is available at www.frontierbank.com, as discussed in "Available Information" above. FFC intends to disclose any amendments or waivers with respect to its Code of Ethics on its website at www.frontierbank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included under the caption "Compensation of Executives" of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the headings "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Five Year Performance Comparison" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information set forth under the caption "Share Ownership Information" in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the caption "Related Party Transactions and Business Relationships" is hereby incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the caption "Independent Auditors" is hereby incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)    The following documents are filed as part of the report:

        1.  Financial Statements

            Financial statements required by Item 8 of this report are incorporated by reference, from the 2005 Annual Report to Shareowners.

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

              (11)   Statement Regarding Computation of Earnings Per Share.

              (13) Annual Report to Shareowners for the year ended December 31, 2005, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 14, 2006.

              (21)   Subsidiaries of Registrant are incorporated by reference to
                     Part I, pages 1 - 32 of this report.

            (23.1) Consent of Moss Adams LLP, independent registered public accounting firm.

            (31.1)   Certification  of  Chief  Executive  Officer  Pursuant  to
                     Section 302 of the Sarbanes-Oxley Act.

            (31.2)   Certification  of  Chief  Financial  Officer  Pursuant to
                     Section 302 of the Sarbanes-Oxley  Act.

            (32.1)   Certification  of  Chief  Executive  Officer  Pursuant  to
                     Section 906 of the Sarbanes-Oxley Act.

            (32.2)   Certification  of  Chief  Financial  Officer  Pursuant  to
                     Section 906 of the Sarbanes-Oxley Act.

              (32) Certification pursuant to 28 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRONTIER FINANCIAL CORPORATION
MARCH 14, 2006                             /S/ JOHN J. DICKSON
-----------------------                    -------------------------------------
                                           John J. Dickson
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

MARCH 14, 2006                      /S/ JOHN J. DICKSON
-----------------------             --------------------------------------------
                                    John J. Dickson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


MARCH 14, 2006                      /S/ CAROL E. WHEELER
-----------------------             --------------------------------------------
                                    Carol E. Wheeler
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

MARCH 14, 2006                      /S/ GEORGE E. BARBER
-----------------------             --------------------------------------------
                                    George E. Barber, Director

MARCH 14, 2006                      /S/ MICHAEL J. CLEMENTZ
-----------------------             --------------------------------------------
                                    Michael J. Clementz, Director

MARCH 14, 2006                      /S/ DAVID M. CUTHILL
-----------------------             --------------------------------------------
                                    David M. Cuthill, Director

MARCH 14, 2006                      /S/ LUCY DEYOUNG
-----------------------             --------------------------------------------
                                    Lucy DeYoung, Director

MARCH 14, 2006                      /S/ JOHN J. DICKSON
-----------------------             --------------------------------------------
                                    John J. Dickson, Director

MARCH 14, 2006                      /S/ ROBERT J. DICKSON
-----------------------             --------------------------------------------
                                    Robert J. Dickson, Chairman of the Board

MARCH 14, 2006                      /S/ PATRICK M. FAHEY
-----------------------             --------------------------------------------
                                    Patrick M. Fahey, Director

MARCH 14, 2006                      /S/ EDWARD D. HANSEN
-----------------------             --------------------------------------------
                                    Edward D. Hansen, Director & Secretary
                                    of the Board

MARCH 14, 2006                      /S/ WILLIAM H. LUCAS
-----------------------             --------------------------------------------
                                    William H. Lucas, Director

MARCH 14, 2006                      /S/ JAMES H. MULLIGAN
-----------------------             --------------------------------------------
                                    James H. Mulligan, Director

MARCH 14, 2006                      /S/ WILLIAM J. ROBINSON
-----------------------             --------------------------------------------
                                    William J. Robinson, Director

MARCH 14, 2006                      /S/ EDWARD C. RUBATINO
-----------------------             --------------------------------------------
                                    Edward C. Rubatino, Director

MARCH 14, 2006                      /S/ DARRELL J. STORKSON
-----------------------             --------------------------------------------
                                    Darrell J. Storkson, Director

MARCH 14, 2006                      /S/ MARK O. ZENGER
-----------------------             --------------------------------------------
                                    Mark O. Zenger, Director

                                  EXHIBIT INDEX

The following is a list of exhibits including items incorporated by reference. Compensatory plans and arrangements are identified by an asterisk.


     The following documents are filed as part of the report:

        1.  Financial Statements

            Financial  statements  required  by  Item  8 of  this  report  are
            incorporated  by  reference,   from  the  2005  Annual  Report  to
            Shareowners.

        3.  Exhibits

            (3)(a) Articles of Incorporation are incorporated herein by reference to Appendix A to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

            (3)(b) By-Laws are incorporated herein by reference to Exhibit 3(ii) to Form 10Q filed on October 29, 2003.

            *(10)(a) Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated by reference to
                      Exhibit 99.1 to Registration Statement on Form S-8, filed March 27, 1998 (File No. 333-48805).

            *(10)(b) Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

            *(10)(c) Frontier Financial Corporation 2001 Stock Award Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001, (File No. 333-54362).

            *(10)(d) Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-37242).

            *(10)(e)  Interbancorp,   Inc.  Employee  Stock  Option  Plan  and
                      Interbancorp, Inc. Director Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed February 13, 2001 (File No. 333-50882).

            (11)      Statement Regarding Computation of Earnings Per Share.

            (13) Annual Report to Shareowners for the year ended December 31, 2005, is incorporated herein by reference to the Annual Report on Schedule 14A, filed March 14, 2006.

            (21) Subsidiaries of Registrant are incorporated by reference to Part I, pages 1 - 32 of this report.

            (23.2)    Consent of Moss Adams LLP, independent auditors.

            (31.1)    Certification of Chief Executive Officer.

            (31.2)    Certification of Chief Financial Officer.

            (32) Certification pursuant to 28 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.