Form 10-Q
period 2006-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2006-05-09
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   /x/         QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated file. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [X]    Nonaccelerated filer [ ]    Accelerated filer [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                         Outstanding at May 5, 2006
--------------------------                            --------------------------
Common Stock, no par value                                   30,137,837

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



PART I - Financial Information                                              Page
------------------------------                                              ----

     Item 1.   Financial Statements

               Consolidated Balance Sheet -March 31, 2006
               and December 31, 2005                                           1

               Consolidated Statement of Income - Three Months
               Ended March 31, 2006 and 2005                                   2

               Consolidated Statement of Cash Flows - Three Months
               Ended March 31, 2006 and 2005                                 3-4

               Notes to the Consolidated Financial Statements               5-11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-25

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk                                                    26

     Item 4.   Controls and Procedures                                     26-27

PART II - Other Information
---------------------------

     Item 1.   Legal Proceedings                                              28

     Item 1A.  Risk Factors                                                   28

     Item 2.   Unregistered Sales of Securities and Use of Proceeds           28

     Item 3.   Defaults Upon Senior Securities                                28

     Item 4.   Submission of Matters to a Vote of Security Holders            28

     Item 5.   Other Information                                              28

     Item 6.   Exhibits                                                       29

               Signatures                                                     30

               Certifications                                              32-35

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------

(In thousands, except shares)                                                 (Unaudited)
-----------------------------
                                                            March 31,       December 31,
ASSETS                                                        2006             2005
                                                          --------------   --------------

Cash & due from banks                                     $     115,787    $      85,631
Federal funds sold                                               22,587              733
Securities:
      Available for sale-fair value                             108,690          104,904
      Held to maturity-amortized cost                             5,588            5,713
                                                          --------------   --------------
              Total securities                                  114,278          110,617
                                                          --------------   --------------
Loans receivable:
      Held for sale                                               3,389            5,711
      Held for portfolio, net of unearned income              2,668,306        2,383,513
      Less allowance for loan losses                            (38,730)         (33,805)
                                                          --------------   --------------
              Net loans                                       2,632,965        2,355,419
                                                          --------------   --------------

Premises & equipment, net                                        28,866           29,769
Intangible assets                                                41,126            6,476
Federal Home Loan Bank stock                                     15,029           14,154
Bank owned life insurance                                        21,509           18,136
Other assets                                                     24,704           19,340
                                                          --------------   --------------
      TOTAL ASSETS                                        $   3,016,851    $   2,640,275
                                                          ==============   ==============

LIABILITIES
Deposits:
  Noninterest bearing                                     $     392,001    $     395,852
  Interest bearing                                            1,977,746        1,665,528
                                                          --------------   --------------
             Total deposits                                   2,369,747        2,061,380
Federal funds purchased and
  securities sold under repurchase agreements                    11,836           20,813
Federal Home Loan Bank advances                                 245,422          240,000
Junior subordinated debt                                          5,156                -
Other liabilities                                                30,276           21,985
                                                          --------------   --------------
             TOTAL LIABILITIES                                2,662,437        2,344,178
                                                          --------------   --------------

SHAREOWNERS' EQUITY
Preferred stock, no par value;
  10,000,000 shares authorized                                       -                -
Common stock, no par value; 100,000,000
  shares authorized; 30,050,119
   and 28,438,150 shares issued and outstanding
   at March 31, 2006 and December 31, 2005                      180,256          131,695
Retained earnings                                               170,142          159,978
Accumulated other comprehensive income,
   net of tax effect                                              4,016            4,424
                                                          --------------   --------------
             TOTAL SHAREOWNERS' EQUITY                          354,414          296,097
                                                          --------------   --------------

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                 $   3,016,851    $   2,640,275
                                                          ==============   ==============


   The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED STATEMENT OF INCOME
-----------------------------------------------------------------------------------------------------

(In thousands, except for number of shares and per share amounts)         Three Months Ended
                                                                  -----------------------------------

                                                                     March 31,          March 31,
                                                                        2006              2005
                                                                  -----------------  ----------------
INTEREST INCOME
     Interest and fees on loans                                   $         54,120   $        36,954
     Interest on investments                                                 1,100             1,396
                                                                  -----------------  ----------------
         Total interest income                                              55,220            38,350
                                                                  -----------------  ----------------
INTEREST EXPENSE
     Interest on deposits                                                   14,582             8,085
     Interest on borrowed funds                                              3,334             2,439
                                                                  -----------------  ----------------
         Total interest expense                                             17,916            10,524
                                                                  -----------------  ----------------

Net interest income                                                         37,304            27,826

PROVISION FOR LOAN LOSSES                                                   (2,500)             (850)
                                                                  -----------------  ----------------

Net interest income after provision for loan losses                         34,804            26,976
                                                                  -----------------  ----------------

NONINTEREST INCOME
     Provision for loss on equity investment                                     -              (152)
     Gain on sale of secondary mortgage loans                                  295               217
     Service charges on deposit accounts                                     1,057             1,135
     Gain on sale of premise and equipment                                   2,072                 -
     Other noninterest income                                                1,892             1,942
                                                                  -----------------  ----------------
         Total noninterest income                                            5,316             3,142
                                                                  -----------------  ----------------
NONINTEREST EXPENSE
     Salaries and employee benefits                                         10,647             8,621
     Occupancy expense                                                       2,150             1,821
     State business taxes                                                      655               456
     Other noninterest expense                                               3,316             2,775
                                                                  -----------------  ----------------
         Total noninterest expense                                          16,768            13,673
                                                                  -----------------  ----------------

INCOME BEFORE PROVISION FOR INCOME TAX                                      23,352            16,445

PROVISION FOR INCOME TAX                                                    (7,924)           (5,538)
                                                                  -----------------  ----------------

         NET INCOME                                               $         15,428   $        10,907
                                                                  =================  ================
Weighted average number of
     shares outstanding for the period                                  29,477,019        28,205,505
Basic earnings per share                                          $           0.52   $          0.39
                                                                  =================  ================
Weighted average number of diluted shares
     outstanding for period                                             29,790,370        28,363,647
Diluted earnings per share                                        $           0.52   $          0.38
                                                                  =================  ================


   The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------


(In thousands)                                                                 (Unaudited)
--------------

CASH FLOWS FROM OPERATING ACTIVITIES                                 March 31, 2006       March 31, 2005
------------------------------------                                -----------------    -----------------
Net Income                                                          $         15,428     $         10,907
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                               1,073                  970
   Provision for loan losses                                                   2,500                  850
   Gain on sale of premises and equipment                                     (2,072)                   -
   Deferred taxes                                                             (3,660)                   -
   Provision for loss on equity investment                                         -                 (152)
   Gain on sale of secondary mortgage loans                                     (295)                (217)
   Dividend income from Federal Home Loan Bank                                     -                  (58)
   Increase in surrender value of bank owned life insurance                   (3,373)                (210)
Changes in operating assets and liabilities
   Income taxes payable                                                        7,121                5,536
   Interest receivable                                                        (1,354)                (408)
   Interest payable                                                            1,673                  352
   Proceeds from sales of mortgage loans                                      20,725               14,945
   Origination of mortgage loans held for sale                               (18,403)             (14,951)
   Other operating activities                                                    (78)                (135)
                                                                    -----------------    -----------------
Net cash provided by operating activities                                     19,285               17,429
                                                                    -----------------    -----------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------
Net federal funds sold                                                       (21,854)             (27,386)
Proceeds from the maturities of available for sale securities                 11,000               14,030
Proceeds from maturities held to maturity securities                             120                  110
Purchase of investment securities available for sale                          (8,579)             (15,548)
Acquisition of bank                                                           10,585                    -
Net cash flows from loan activities                                         (284,793)            (116,828)
Purchases of premises and equipment                                             (552)                (532)
Proceeds from sale of premise and equipment                                    2,072                    -
Disposals of premises and equipment                                              909                    -
Other investing activities                                                     1,319                  791
                                                                    -----------------    -----------------
Net cash used by investing activities                                       (289,773)            (145,363)
                                                                    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                                                   (3,851)               9,483
Net change in certificates of deposit                                        312,218               80,395
Stock options exercised                                                        1,303                  829
Cash dividends paid                                                           (4,839)              (3,848)
Net change in federal funds purchased and securities
   sold under repurchase agreements                                           (8,977)               1,638
Advances from Federal Home Loan Bank                                          31,311               55,000
Repayment of Federal Home Loan Bank advances                                 (25,889)             (10,005)
Other financing activities                                                      (632)              (1,268)
                                                                    -----------------    -----------------
Net cash provided by financing activities                                    300,644              132,224
                                                                    -----------------    -----------------

   The accompanying notes are an integral part of these financial statements.
                            (Continued on next page)

---------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
---------------------------------------------------------------------------------------------------------


                                                                     March 31, 2006       March 31, 2005
                                                                    ----------------     ----------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                               30,156                4,290

CASH AND DUE FROM BANKS AT BEGINNING
   OF YEAR                                                                   85,631               70,851
                                                                    ----------------     ----------------

CASH AND DUE FROM BANKS AT END
   OF PERIOD                                                        $       115,787      $        75,141
                                                                    ================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------

Cash paid during the period for interest                            $        16,243      $        10,172
Cash paid during the period for income taxes                                  1,500                    -


SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------

Purchase of an investment through the issuance of common shares in 2005 was $1.6 million.



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation ("FFC" or the "Corporation") include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the "Bank") and FFP, Inc., a nonbank corporation which leases property to the Bank. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2005 Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the financial condition and results of operation for the interim periods presented. Operating results for the three months ending March 31, 2006 are not necessarily indicative of the results that may be expected for year-end December 31, 2006.

Certain amounts in the prior years' financial statements have been reclassified to confirm to the 2006 presentation. These classifications have not had an effect on previously reported income.

NOTE 2.  ACQUISITION

On February 1, 2006, the Corporation acquired 100 percent of the outstanding shares of NorthStar Financial Corporation ("NorthStar"). NorthStar's results of operations have been included in the consolidated financial statements since that date. NorthStar had two full service offices in the Seattle communities of Ballard and Fremont. The purchase of NorthStar provides Frontier the opportunity to fill in branches within its market area. The aggregate purchase price was $46.4 million.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards 141. Accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date and the preliminary amounts are summarized in the following table:

In Thousands
------------
Purchase Price
Total value of the Corporation's common stock exchanged       $      43,731
Value of stock options assumed                                        2,709
                                                              --------------
          Total Purchase Price                                                $      46,440

Allocation of purchase price
       NorthStar's shareowner equity                                                 11,931
                                                                              --------------
       Estimated adjustments to reflect assets acquired
         and liabilities assumed at fair value:
          Loans                                                                         278
          Core deposit intangible                                                       681
          Federal Home Loan Bank advances                                               159
          Junior subordinated debentures                                                 52
                                                                              --------------
          Estimated fair value of other net assets acquired                          13,101
                                                                              --------------

               Goodwill resulting from acquisition                            $      33,339
                                                                              ==============

The acquired core deposit intangible asset has a useful life of approximately 5 years. The $33.3 million of goodwill assigned to the NorthStar business segment is not deductible for tax purposes.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. - (Continued)

The fair value of assets and liabilities of NorthStar at the date of acquisition are presented below:

  Cash                                                               $    3,481
  Securities available-for-sale                                           8,176
  Federal funds sold and interest bearing deposits at banks               8,003
  Loans, net of allowance for loan losses of $2,501                     150,099
  Premises and equipment, net                                               178
  Bank owned life insurance                                               3,174
  Other assets                                                            2,521
  Investment in Trust I and Trust II                                        156
  Goodwill                                                               33,339
                                                                     -----------
       Total assets                                                     209,127
  Deposits                                                             (145,172)
  Federal Home Loan Bank advances                                       (11,152)
  Junior subordinated debentures                                         (5,104)
  Other liabilities                                                      (1,259)
                                                                     -----------

Net assets acquired                                                  $   46,440
                                                                     ===========

The following unaudited pro forma condensed consolidated financial information presents the results of operations of the Corporation had the acquisition taken place January 1, 2005:

                                                        For the quarters ended March 31,
                                                        ----------------------------------
In Thousands, except per share amounts                      2006                  2005
---------------------------------------                 ------------          ------------

Net interest income                                     $    37,908           $    29,630
Provision for loan losses                                    (2,515)               (1,100)
Noninterest income                                            5,337                 3,443
Noninterest expense                                          16,960                14,769
Income before income tax                                     23,770                17,204
Net income                                                   15,708                11,414
Per common share information:
Basis earnings per share                                $      0.52           $      0.38
Diluted earnings per share                              $      0.52           $      0.38
Average common shares issued and outstanding             29,974,951            29,644,173
Average diluted common shares issued and outstanding     30,288,302            29,893,644


NOTE 3.  SHARE-BASED COMPENSATION

The Corporation adopted Financial Accounting Standards ("SFAS") No. 123 (R), Share-Based Payment ("SFAS No. 123 (R)"), on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123 (R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Prior to the adoption of SFAS No. 123
(R), the Corporation accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, the Corporation previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. - (Continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 in 2005.

                                                                Three Months
                                                                   Ended
(In thousands, except per share and option data)               March 31, 2005
----------------------------------------------------         ------------------

Net income, as reported                                      $          10,907
Add:  Share-based employee compensation expense
      associated with stock options determined under
      fair value method for all option awards, net of
      related tax effects                                                    -

Less:  Total shared-based employee compensation
       expense associated with stock options determined
       under fair value method for all options awards,
       net of related tax effects                                            -
                                                             ------------------

Proforma Net Income                                          $          10,907
                                                             ==================

Earnings Per Share:
     Basic - as reported                                     $            0.39
     Basic - proforma                                                     0.39
     Diluted - as reported                                                0.38
     Diluted - proforma                                                   0.38



Incentive Stock Option Plan

The Corporation's Incentive Stock Option Plan ("Plan") is shareowner approved and administered by the Personnel Committee of the Board. The maximum number of shares that may be issued under the Plan is 1,125,000. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization or reorganization. Options are granted at fair market value and generally vest immediately. Options expire ten years from the date of grant, and are subject to certain restrictions and limitations.

Stock options provide grantees the option to purchase shares of common stock at a specified exercise price and expire ten years from the date of grant.

At March 31, 2006, 1,024,330 options were outstanding under this plan.

The following table presents the activity related to options for the three months ended March 31, 2006.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3. - (Continued)

                                                                    Weighted Average       Aggregate
                                                                        Remaining          Intrinsic
                                                Weighted Average    Contractual Term         Value
                                 Options         Exercise Price        (in years)            (000)
                             ----------------   -----------------   -----------------   ----------------

Balance, December 31, 2005           952,123     $         24.75
Granted                                    -                   -
Merger                               148,402               10.93
Exercised                            (77,545)              17.72
Forfeited/expired                      1,350               32.25
                             ----------------    ----------------

Balance, March 31, 2006            1,024,330     $         23.20                 7.8    $        10,100
                             ================    ================                       ================


No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $629 thousand, respectively.

Cash received from options exercised for the three months ended March 31, 2006 and 2005 was $1.3 million and $829 thousand, respectively. The actual tax benefit realized for the tax deductions from options exercised total $246 thousand and $132 thousand, respectively, for the three months ended March 31, 2006 and 2005.

2001 Stock Award Plan

The Corporation adopted a 2001 Stock Award Plan for selected employees, officers and directors to advance the best interest of the Corporation by providing certain stock-based benefits to persons who have substantial responsibility for the management and growth of the Corporation and its subsidiaries. The maximum number of shares that may be issued is 150,000 and is adjusted to reflect any future changes in capitalization due to common share dividends, splits, recapitalization or reorganizations. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 13,512 shares remaining under this plan.

1999 Employee Stock Award Plan

The Corporation adopted an Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries. Employees eligible to receive stock awards under this plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors. The maximum number of shares that may be issued is 30,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 25,191 shares remaining under this plan.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

As of March 31, 2006, the Corporation held FHLB bonds that had a book value of $38.0 million and a market value of $36.9 million.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The following tables display the characteristics of the AFS and HTM portfolios as of March 31, 2006:

   AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
   ------------------------------------------------------

   (In thousands)
   --------------
                                                            Less than       12 months
                                                            12 months        or more
                                               Gross          Gross           Gross
                              Amortized     Unrealized      Unrealized      Unrealized      Aggregate
                                Cost           Gains          Losses          Losses       Fair Value
                             ------------   ------------   -------------   -------------   ------------
AFS SECURITIES
--------------
   Equities                  $    24,243    $     8,372            ($88)          ($470)   $    32,057
   U.S. Treasuries                 4,206             45              (2)              -          4,249
   U.S. Agencies                  54,591             62             (96)         (1,459)        53,098
   Corporate securities           17,765            259             (90)           (328)        17,606
   Municipal securities            1,706              -             (24)             (2)         1,680
                             ------------   ------------   -------------   -------------   ------------
                                 102,511          8,738            (300)         (2,259)       108,690
                             ------------   ------------   -------------   -------------   ------------

HTM SECURITIES
--------------
   Municipal securities            4,061             63              (2)              -          4,122
   Corporate securities            1,527              -             (44)              -          1,483
                             ------------   ------------   -------------   -------------   ------------
                                   5,588             63             (46)              -          5,605
                             ------------   ------------   -------------   -------------   ------------

                             $   108,099    $     8,801           ($346)        ($2,259)   $   114,295
                             ============   ============   =============   =============   ============


                                         MATURITY SCHEDULE OF SECURITIES
                                         -------------------------------
                                 Available for Sale             Held to Maturity
                              Amortized         Fair          Amortized         Fair
      MATURITY                  Cost            Value           Cost            Value
----------------------------------------    ------------   -------------   -------------
       0-1 Yr                $    39,797    $    47,422    $      1,576    $      1,576
       1-5 Yrs                    59,564         57,846           2,251           2,295
      5-10 Yrs                       587            632             234             251
     Over 10 Yrs                   2,563          2,790           1,527           1,483
                             ------------   ------------   -------------   -------------
                             $   102,511    $   108,690    $      5,588    $      5,605
                             ============   ============   =============   =============

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4. - (Continued)

As of March 31, 2006 and 2005, the Bank held FHLB of Seattle stock of $15.0 million and $14.2 million, respectively. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board ("Finance Board"). In May 2005, the Finance Board accepted the Seattle Bank's three-year plan. To meet the Finance Board's conditions under the three-year plan, the Seattle Bank's board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle Bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. Since December of 2004, the Seattle Bank board has suspended all Class B(1) stock repurchases, and allowed limited Class B(2) stock repurchases. The new policy does not allow Class B(2) stock repurchases; however, the Seattle Bank may seek waivers from the Finance Board to allow for very limited repurchases of Class B(2) stock. The dividend income shown on the statement of cash flows represents dividends declared in 2004 but not paid until 2005.

Frontier currently holds four types of securities in our available-for-sale portfolio that have had an unrealized loss for twelve months or more.

The first type of security involves preferred stock. There is 34,100 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, dividend received deduction (DRD), with a book value of $1.7 million and a market value of $1.6 million and 37,300 shares of Federal National Mortgage Association
(FNMA) preferred stock, DRD, with a book value of $1.9 million and a market value of $1.7 million. These securities yield 5.375% and are callable in 2007. They are rated Aa3/AA- by two nationally recognized rating organizations and all dividend payments have been made on time. Although financial controversies have surfaced in the past regarding these government sponsored agencies, we believe the main driver of the reduced value in these bonds has been higher interest rates. We also hold 18,600 shares of an investment grade corporate issue with a book value of $954 thousand and a market value of $931 thousand. They are investment grade and are well seasoned. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

The next type of security involves FFCB, FNMA, FHLB and FHLMC bonds. The book value of these bonds is $47.6 million which have coupons ranging from 2.73% to 5.00% and a market value of $46.1 million. The four agencies, sponsored by the U.S. government, are rated AAA by both of the major nationally recognized rating organizations. These bonds are medium term instruments ranging in maturities from 2006 to 2009, of which $18.0 million will mature by December 2008. In spite of the negative disclosures regarding some of these agencies over the past year, we believe that the increase in interest rates since the purchase of the bonds is responsible for their declining value. All interest payments have been made on time, and therefore, we do not consider any part of these investments to be other-than-temporarily impaired.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. - (Continued)

The next type of security involves corporate bonds. The book value of these securities is $11.2 million and a market value of $10.8 million. These bonds are investment grade securities and have maturities ranging from 2006 to 2008. These securities have coupons ranging from 3.25% to 6.50%. We do not consider any portion of these securities to be other-than-temporarily impaired.

The last type of security the Corporation holds in a loss position is a municipal bond with a book value of $1.0 million and a market value of $1.0 million. This bond has a coupon of 3.5% and matures in second quarter 2006. We do not consider any portion of this security to be other-than-temporarily impaired.

NOTE 5.  LOANS

The following is an analysis of the loan portfolio by major type of loans (including loans held for sale):

(In thousands)
--------------
                                                March 31, 2006        December 31, 2005
                                               -----------------      -----------------
Loans (including loans held for sale):
         Commercial and agriculture            $        355,872       $        321,980
         Real Estate:
            Commercial                                  924,043                860,826
            Construction and land development         1,118,361                978,120
            Residential                                 227,403                196,848
         Installment and other                           61,492                 46,825
                                               -----------------      -----------------
                                                      2,687,171              2,404,599
         Unearned Fee Income                            (15,476)               (15,375)
                                               -----------------      -----------------
            Total Loans                        $      2,671,695       $      2,389,224
                                               =================      =================


NOTE 6.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 156"). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Corporation is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not expected to have a material impact on the Corporation's financial position or results of operations.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation (the "Corporation"), for the first quarter of 2006 was $15.4 million versus $10.9 million for the first quarter of 2005, an increase of $4.5 million, or up 41.5%. Net interest income increased $9.5 million, or 34.1%; and the provision for loan losses increased $1.7 million, or 194.1% from a year ago. Earnings per diluted share were $.52 in the current quarter as compared to $.38 in the first quarter of 2005. The largest contributing factor to the increase in net income was the increase in net interest income.

In the discussion below, comparison is with the first quarter of 2006 and 2005, unless otherwise stated.

The year to date return on average assets (ROA) was 2.17% in 2006 as compared to 1.89% in 2005. The annualized return on average shareowners' equity (ROE) in 2006 was 18.45%, as compared to 16.79% in 2005.

Certain amounts in the prior years' financial statements have been reclassified to confirm to the 2006 presentation. These classifications have not had an effect on previously reported income.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Headquartered in Everett, Washington, (located approximately 20 miles north of Seattle), Frontier Financial Corporation, is the parent company of Frontier Bank, with forty-four banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit and Whatcom counties, Frontier Bank essentially serves the entire Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Nordstrom, Microsoft, Paccar, Starbucks, Washington Mutual, and Weyerhaeuser located in the region.

BALANCE SHEET - March 31, 2006/December 31, 2005
------------------------------------------------

Loan growth for the first quarter of 2006 was $282.5 million, or 11.8%. The growth in loans reflects an organic loan growth of $117.5 million and the remainder of $165.0 million was from the acquisition of NorthStar. Investment securities for the same time period increased $3.7 million, or 3.3%. Federal funds sold increased $21.9 million, to $22.6 million.

Loans, net of allowance for loan losses, increased $277.5 million, or 11.8% to a balance of $2.63 billion at March 31, 2006 compared to $2.36 billion at December 31, 2005. For the first three months of 2006, new loan originations were $400.5 million as compared to $348.2 million for the same period 2005, representing a 15.0% increase. The growth is attributable primarily to the continued strong real estate market in the Puget Sound Region along with additions to the lending staff in the five new offices opened over the past year.

Since year-end 2005, the loan mix has changed as real estate construction loans have increased as a percentage of the total loan portfolio, from 40.5% to 41.4%, or an increase of $140.8 million. This compares to increases in commercial and agriculture loans of $33.9 million, real estate commercial loans of $61.4 million and real estate residential loans of $31.7 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)
--------------------------------------------------------------------------------

Regarding liabilities, total deposits increased $308.4 million, or 15.0% since year-end. As a percentage of total interest bearing deposits, NOW, money market and sweep accounts increased to 24.2% from 19.4% at year-end 2005. Savings accounts dropped to 21.1% from 29.7% and time deposits (cd's) increased from 50.9% to 54.7%. Noninterest bearing deposits decreased $3.9 million, or 1.0% and interest bearing deposits increased $312.2 million, or 18.7%. The net total growth of deposits of $156.7 million resulted from an increase in interested bearing deposits of $180.3 million and a decrease in noninterest bearing deposits of $23.6 million (before taking into account the deposits acquired from the NorthStar acquisition). NOW, money market, and sweep accounts increased $155.6 million, or 48.3%; savings accounts decreased $77.3 million, or 15.6%; and, cd's increased $233.9 million, or 27.6%. The deposit mix is changing because, as general interest rates have risen, investors are moving out of lower rate liquid deposit accounts and into accounts such as sweep and time deposits for a higher return. The growth of FHLB advances since year-end 2005 of $5.4 million was to fund loan growth while at the same time extending the maturity of these fixed rate liabilities.

Capital increased 19.7% in the first three months of the year primarily due to earnings, net of cash dividends paid to shareowners, and equity from the NorthStar merger.

BALANCE SHEET -March 31, 2006/March 31, 2005
--------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the listed items over the past year:

(In thousands)
 ------------

March 31,                                      2006            2005          $ Change       % Change
---------                                  -------------   -------------   -------------   -------------
ASSETS
Loans (net of unearned fee income):
  Commercial and agriculture               $    355,226    $    313,328    $     41,898            13.4%
  Real Estate:
    Commercial                                  920,650         872,130          48,520             5.6%
    Construction and land development         1,108,182         686,806         421,376            61.4%
    Residential                                 226,223         174,372          51,851            29.7%
  Installment and other loans                    61,414          48,251          13,163            27.3%
                                           -------------   -------------   -------------   -------------
Total loans                                   2,671,695       2,094,887         576,808            27.5%
Investments                                     114,278         155,240         (40,962)          -26.4%
Federal funds sold                               22,587          33,332         (10,745)          -32.2%
                                           -------------   -------------   -------------   -------------
Total earning assets                       $  2,808,560    $  2,283,459    $    525,101            23.0%
                                           =============   =============   =============   =============
Total assets                               $  3,016,851    $  2,397,496    $    619,355            25.8%
                                           =============   =============   =============   =============

LIABILITIES
Noninterest bearing deposits               $    392,001    $    313,939    $     78,062            24.9%
Interest bearing deposits:
  NOW and money market accounts                 477,909         317,925         159,984            50.3%
  Savings accounts                              417,792         604,234        (186,442)          -30.9%
  Time certificates                           1,082,045         649,622         432,423            66.6%
                                           -------------   -------------   -------------   -------------
Total interest bearing deposits               1,977,746       1,571,781         405,965            25.8%
                                           -------------   -------------   -------------   -------------
Total deposits                             $  2,369,747    $  1,885,720    $    484,027            25.7%
                                           =============   =============   =============   =============
Federal funds purchased and securities
   sold under repurchase agreements        $     11,836    $     11,843             ($7)           -0.1%
FHLB advances                                   245,422         220,083          25,339            11.5%
Junior Subordinated Debt                          5,156               -           5,156             N/M
Shareowners' equity                        $    354,414    $    263,593    $     90,821            34.5%

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Balance Sheet - (Continued)
--------------------------------------------------------------------------------

At March 31, 2006, loans were up $576.8 million, or 27.5% over the previous year. The increase in loans over the previous year's corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region along with the NorthStar acquisition. Investments decreased $41.0 million, or 26.4% for the period and federal funds sold decreased $10.7 million, or 32.2%.

Noninterest bearing deposits increased $78.1 million, or 24.9% to $392.0 million. Interest bearing deposits increased $406.0 million, or 25.8%, with most of the increase attributable to growth in time certificates.

At March 31, 2006, NOW, money market and sweep accounts made up 24.2% of total interest bearing deposits compared to 20.2% for first quarter 2005. In 2006, savings deposits made up 21.1% of total interest bearing deposits versus 38.4% in 2005 and time deposits made up 54.7% in 2006 versus 41.3% in 2005.

Over the last year, NOW, money market and sweep deposits increased $160.0 million, or 50.3%; savings deposits decreased $186.4 million, or 30.9%; and time deposits increased $432.4 million or 66.6%. The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits along with the NorthStar acquisition accounting for $112.2 million of deposit growth in these types of accounts.

FHLB borrowings increased $25.3 million, or 11.5% over the year. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $90.8 million over the past year, or 34.5%. The NorthStar merger increased capital $46.4 million and the remaining increase was due to retained earnings. Please see page 28 for information regarding cash dividends paid.

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

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a "tax equivalent" ("TE") or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on TE amounts using a 35% tax rate. (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts discussed on the next page.)

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Net Interest Income - (Continued)
--------------------------------------------------------------------------------

Determination of Tax Equivalent Amounts:

(In thousands)
--------------

FOR THE QUARTER
---------------

At March 31,                                2006             2005           $ Change         % Change
                                        --------------   --------------   --------------   --------------
Total interest income, as reported      $      55,220    $      38,350    $      16,870             44.0%
Effect of tax exempt loans and
  municipal bonds                                 262              243               19              7.8%
                                        --------------   --------------   --------------   --------------
Tax equivalent (TE) interest income            55,482           38,593           16,889             43.8%
Total interest expense                         17,916           10,524            7,392             70.2%
                                        --------------   --------------   --------------   --------------
TE net interest income                  $      37,566    $      28,069    $       9,497             33.8%
                                        ==============   ==============   ==============   ==============

Calculation of TE Net Interest Margin (quarterly annualized)
TE interest income                      $     221,928    $     154,372    $      67,556             43.8%
Total interest expense                         71,664           42,096           29,568             70.2%
                                        --------------   --------------   --------------   --------------
TE net interest income                  $     150,264    $     112,276    $      37,988             33.8%
                                        ==============   ==============   ==============   ==============
Average earning assets                  $   2,677,684    $   2,191,300    $     486,384             22.2%
                                        ==============   ==============   ==============   ==============
TE NIM                                           5.61%            5.12%            0.49%
                                        ==============   ==============   ==============

TE is a nonGAAP performance measurement used by management in operating and analyzing the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Net Interest Income - (Continued)
--------------------------------------------------------------------------------


Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
--------------
                                                                            $                %             Current
For quarter ended March 31,                     2006            2005      Change           Change        Yield/Cost
--------------------------------------- -------------   -------------   -------------   -------------   -------------
ASSETS
Loans:
  Commercial and agriculture           $     350,152   $     307,995   $      42,157            13.7%           7.99%
  Real estate:
    Commercial                               889,610         856,994          32,616             3.8%           7.54%
    Construction and land development      1,054,012         653,640         400,372            61.3%           9.79%
    Residential                              211,065         169,470          41,595            24.5%           8.06%
    Installment and other loans               55,547          48,067           7,480            15.6%           9.25%
                                        -------------   -------------   -------------   -------------   -------------
Total loans                                2,560,386       2,036,166         524,220            25.7%           8.61%
                                        -------------   -------------   -------------   -------------   -------------
Investments                                  106,596         147,460         (40,864)          -27.7%           3.85%
Federal funds sold                            10,702           7,674           3,028            39.5%           4.74%
                                        -------------   -------------   -------------   -------------   -------------
Total earning assets                       2,677,684       2,191,300         486,384            22.2%           8.40%
                                        =============   =============   =============   =============   =============
Total assets                           $   2,837,140   $   2,307,420   $     529,720            23.0%
                                        =============   =============   =============   =============

LIABILITIES
Noninterest bearing deposits           $     374,244   $     319,424   $      54,820            17.2%
Interest bearing deposits:
  NOW, money market & sweep                  411,207         282,720         128,487            45.4%           2.46%
  Savings                                    463,240         608,809        (145,569)          -23.9%           2.27%
  Time certificates                          948,557         597,445         351,112            58.8%           4.06%
                                        -------------   -------------   -------------   -------------   -------------
Total interest bearing deposits            1,823,004       1,488,974         334,030            22.4%           3.24%
                                        -------------   -------------   -------------   -------------   -------------
Total deposits                         $   2,197,248   $   1,808,398   $     388,850            21.5%           2.69%
                                        =============   =============   =============   =============   =============
Federal funds purchased
   and repurchase agreements           $      36,629   $      36,017   $         612             1.7%           4.44%
FHLB advances                                249,092         193,140          55,952            29.0%           4.69%
Junior subordinated debt                       3,333               -           3,333             N/A            6.45%
Total interest bearing liabilities         2,112,058       1,718,131         393,927            22.9%           3.44%
Shareowners' equity                    $     334,427   $     259,859   $      74,568            28.7%

At the end of first quarter of 2006, average total earning assets as a percent of average total assets were 94.4% and 95.0% in 2005. This ratio indicates how efficiently assets are being utilized. Average loans were 90.2% and 88.2% of average assets, respectively, and investments were 3.8% and 6.4%, for the same periods. Average federal funds sold were .4% and .3% over the period. Average total loan-to-deposits ratios were 116.5% and 112.6%. For the period ending March 31, 2006, average NOW, sweep and money market accounts were 22.6% of total interest bearing liabilities ("IBL"); average savings accounts were 25.4% of total IBL and average time certificates were 52.0% of total IBL. Average borrowings were 13.5% of total IBL. Tax equivalent net interest income increased $9.5 million, or 33.8% when compared to a year ago.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Earning Assets
--------------------------------------------------------------------------------

Earning Assets
--------------

The TE yield on total earning assets increased 126 basis points (bps) in the first quarter of 2006 to 8.40% compared to 7.14% in 2005. The increase in yield from 7.40% in 2005 to 8.61% in the current period, an increase of 121 bps, or 16.4%, is due to the Federal Reserve Board's ten rate increases since December 31, 2004, totaling 250 bps. Fifty-nine percent of the increase in the net interest margin in the current quarter is attributable to the increased volume of loans and the remainder attributable to the change in rate.

On a quarterly TE basis, net interest income was $37.6 million in 2006, versus $28.1 million in 2005, for an increase in net interest income of $9.5 million, or 33.8%. The increase in net interest income was the result of total interest income increasing $16.9 million, and total interest expense increasing $7.4 million. The increase of $486.4 million in the average balance of earning assets increased interest income by $10.0 million and the increase in interest rates increased  interest  income  by $6.9  million,  for a total  increase  of  $16.9 million.

The annualized yield on total loans increased from 7.40% in the first quarter 2005 to 8.61% in the first quarter 2006. Commercial and agriculture loans increased in yield from 6.72% to 7.99%; real estate commercial loans increased in yield from 6.84% to 7.54%; real estate construction and land development loans increased in yield from 8.26% to 9.79%; real estate residential loans increased in yield from 7.81% to 8.06%; and installment loans increased in yield from 8.43% to 9.25%.

The yield on investments increased from 3.84% in 2005 to 3.85% in 2006 and the yield on federal funds sold increased from 2.54% in 2005 to 4.74% in 2006.

Interest Bearing Liabilities
----------------------------

The increase in the average balance of total interest bearing liabilities of $393.9 million increased interest expense by $6.9 million and the increase in rates paid on interest bearing liabilities increased interest expense by $2.6 million, for a total increase in interest expense of $9.5 million. The cost of total interest bearing liabilities increased 96 basis points from 2.48% in 2005 to 3.44% in 2006.

The increase in the average balance of interest bearing deposits of $334.0 million increased interest expense by $2.5 million, and the rate paid on interest bearing deposits increased interest expense by $4.0 million, for a net increase of $6.5 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $56.6 million increased interest expense by $648 thousand and the rates paid on these borrowings increased interest expense by $194 thousand, for a net increase of $842 thousand.

The cost of NOW, money market and sweep accounts increased from 1.12% in 2005, to 2.46% in 2006. Savings account costs were 1.76% in 2005, and 2.27% in 2006. Time certificate of deposits increased in cost from 3.17% in 2005 to 4.06% in 2006. The cost of short-term borrowings increased from 2.36% to 4.44%, and the cost of FHLB borrowings increased from 4.68% in 2005 to 4.69% in 2006. The average cost of interest bearing liabilities increased from 2.48% in 2005 to 3.44% in 2006.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Noninterest income and expenses
--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE - March 31, 2006/March 31, 2005
--------------------------------------------------------------

Total noninterest income increased $2.2 million in the first quarter of 2006, or 69.2% from a year ago. Service charges decreased $78 thousand to $1.1 million, or 6.9%. Reduced business service charges of $54 thousand was the primary contributor to the decrease in overall service charges collected. Other noninterest income increased $2.0 million or 104.1% in the current quarter as a result of a $2.1 million gain on the sale of a portion of property that had been owned for several years that initially was purchased for potential branch expansion.

The market value of trust assets at quarter-end March 2006 was $348.1 million, as compared to $302.1 million in 2005, an increase of $46.0 million, or 15.2%. Trust assets are not included in the Corporation's consolidated balance sheet. Trust income for the quarter ended March 31, 2006 and 2005 was $437 thousand and $407 thousand, respectively.

Total noninterest expenses increased $3.1 million or 22.6% for the period. Salaries and benefits increased $2.0 million or 23.5%. Of the 23.5% increase, approximately 7.0% related to staff additions, 6.6% related to merit increases and 9.9% relate to increased benefit expenses. Other noninterest expense increased $541 thousand in the first quarter 2006, or 19.5%, of which $329 thousand was attributable to the cost of opening 5 new offices over the past year.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the first quarter was 41% for 2006 and 44% for 2005. The Corporation's ratio places it among the performance leaders in the industry.


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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Asset Quality (continued)
--------------------------------------------------------------------------------

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)
--------------
                                          Three months          Twelve months
                                             ended                  ended
                                         March 31, 2006       December 31, 2005
                                        -----------------     -----------------

Balance at beginning of period         $          37,075     $          32,728
                                        -----------------     -----------------
Charge offs:
  Commercial and agriculture                         (12)                 (267)
  Real estate:
    Commercial real estate                             -                     -
    Construction and land development                  -                    (4)
    Residential                                        -                  (102)
  Installment and other                              (21)                 (333)
                                        -----------------     -----------------
Total charge offs                                    (33)                 (706)
                                        -----------------     -----------------

Recoveries:
  Commercial and agriculture                         138                   623
  Real estate:
    Commercial                                         -                     -
    Construction and land development                  -                   142
    Residential                                        -                    27
  Installment and other                               15                    61
                                        -----------------     -----------------
Total recoveries                                     153                   853
                                        -----------------     -----------------

Net (charge offs) recoveries                         120                   147

Provision for loan losses                          2,500                 4,200

Merger                                             2,501                     -
                                        -----------------     -----------------
Balance before portion identified for
  undisbursed loans                               42,196                37,075
Portion of reserve identified for
  undisbursed loans                               (3,466)               (3,270)
                                        -----------------     -----------------
Balance at end of period               $          38,730     $          33,805
                                        =================     =================

Average loans for the period           $       2,560,386     $       2,350,513
                                        =================     =================

Ratio of net charge offs to average
  loans outstanding during the period             -0.005%               -0.006%
                                        =================     =================



IMPAIRED ASSETS
---------------

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

The assessment of impairment occurs when and while such loans are on nonaccrual status, or the loan has been restructured. When a loan with unique characteristics has been identified as being impaired, the Corporation will measure the amount of the impairment. If the impairment measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Impaired Assets (continued)
--------------------------------------------------------------------------------

of the allowance for loan losses. In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan. Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)
--------------

Period ended March 31,                            2006                2005
----------------------                        -------------       -------------
Nonaccruing loans:
  Commercial and agriculture                 $       4,943       $         113
  Real estate:
    Commercial                                           -               8,095
    Construction and land development                    8                 122
    Residential                                        209               6,909
  Installment and other                                  -                  11
                                              -------------       -------------
           Total nonaccruing loans                   5,160              15,250

Other real estate owned                                  -                   -
                                              -------------       -------------
           Total nonperforming assets        $       5,160       $      15,250
                                              =============       =============
Restructured loans                                       -                   -

Total loans at end of period                 $   2,671,695       $   2,094,887
Total assets at end of period                $   3,016,851       $   2,397,496

Total nonperforming assets to total loans             0.19%               0.73%
Total nonperforming assets to total assets            0.17%               0.64%
Total impaired assets to total assets                 0.17%               0.64%


For nonaccrual loans, it is the Corporation's practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual status even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be likely.

The table above reflects nonaccrual loans decreased by $10.1 million to $5.2 million as of March 31, 2006. The ratio of nonaccrual loans to total assets as of March 31, 2006 was .17% as compared to .64% at December 31, 2005. There are 5 loans currently in nonaccrual status. Efforts are continuing to collect these loans with many involving some measure of legal action.

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Other Real Estate Owned (continued)
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED
-----------------------

The Corporation ended the first quarter of 2006 and 2005 with a zero balance in the OREO category.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)                                   March 31, 2006                         December 31, 2005
--------------                       --------------------------------------------------------------------------------
                                           Amount             % of total            Amount             % of total
                                     ------------------   ------------------   ------------------   -----------------
Commercial and agriculture           $         355,226                 13.3%  $          321,303                13.4%
Real estate loans:
  Commercial                                   920,650                 34.5%             859,251                36.0%
  Construction and land development          1,108,182                 41.4%             967,335                40.5%
  Residential                                  226,223                  8.5%             194,483                 8.1%
Installment and other                           61,414                  2.3%              46,852                 2.0%
                                      -----------------   ------------------   ------------------   -----------------
       Total                         $       2,671,695                100.0%  $        2,389,224               100.0%
                                      =================   ==================   ==================   =================


As shown in the table above the Corporation emphasizes commercial real estate, construction, and land development related lending. The commercial real estate, construction, and land development portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are principally secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While we have had significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there were to be a downturn in the Puget Sound region real estate market. We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of these loans.

At March 31, 2006 and 2005, we had an immaterial amount of foreign loans.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Allowance for Probable Loan Losses
--------------------------------------------------------------------------------

ALLOWANCE FOR PROBABLE LOAN LOSSES - QUALITATIVE FACTORS
--------------------------------------------------------

As of March 31, 2006, the allowance for probable loan loss balance totaled $38.7 million, or 1.45% of total loans, as compared to $31.5 million, or 1.50% of total loans at March 31, 2005. The allowance for loan losses including the allocation for undisbursed loans of $3.5 million, would amount to a total allowance of $42.2 million, or 1.58% of total loans outstanding as of March 31, 2006. This compares to the undisbursed allocation of $2.5 million, for a total allowance of $34.0 million, or 1.63% of total loans outstanding for the same time period last year.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment and regulatory requirements. Part of these policies and procedures is an internal credit risk review process. During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management, which makes the determination if the risk is reasonable and if the reserve is adequate.

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

Another consideration is the volume and terms of loans. Management reviews the growth and terms of loans so that the allowance can be adjusted for current needs. See page 21 for discussion of loan concentrations.

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

The Corporation has an active ongoing credit review function. Evidence of a loan degradation occurring is generated by a decrease in that particular loan's internal watch rating. An assessment of these loans is performed to determine whether it is appropriate to establish a specific allocation reserve or write down as directed by FAS 114, Accounting by Creditors for Impairment of a Loan. If appropriate, such allocation reserve or write down is made. For the remainder of these loans for which no specific allocation reserve or write down is necessary, a background reserve is established. The background reserves are reviewed quarterly to determine if established percentages are appropriate.

All other loans which have not been identified with degradation in quality have background reserves based upon our experience and information concerning actual industry losses by loan types.

Every quarter certain qualitative facts are evaluated to determine if certain adjustments are required for any of the background reserves established. This is accomplished through an internal narrative and the tracking of statistics including but not limited to unemployment rates, historical charge offs, job growth, effects of changing interest rates, housing starts, housing sales, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate trends.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Allowance for Probable Loan Losses (continued)
--------------------------------------------------------------------------------

The allocation of the allowance for loan losses at March 31, 2006 is as follows:

                                                                  Percent of Loans
(In thousands)                                                    in Each Category
                                                 Amount             to Total Loans
                                            ------------------    -------------------
Commercial and agriculture                 $           13,725                   13.3%
Real Estate:
  Commercial                                           13,444                   34.5%
  Construction and land development                     2,326                   41.4%
  Residential                                           5,785                    8.5%
Installment and other                                     980                    2.3%
Unallocated                                             2,470
                                            ------------------
                                                       38,730
Undisbursed loans                                       3,466
                                            ------------------    -------------------
Total                                      $           38,730                  100.0%
                                            ==================    ===================


In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Corporation to change the allowance based on their judgment about information available to them at the time of their examination. It is the Corporation's policy to be in compliance with all accounting and regulatory standards related to loan loss reserves and all accounting policies promulgated by accounting principles generally accepted in the United States.

LIQUIDITY AND INTEREST RATE RISK
--------------------------------

LIQUIDITY
---------

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or customers who have credit needs.

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2006 and 2005. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the 2 three month periods, activity in mortgage loans originated and sold was about 23% higher in 2006 than the 2005 activity, indicating more of a penetration into this market.

Cash flows from investment activities, required for funding loan growth for 2006 were almost 1 1/2 time the loan growth 2005. Funding for the loan growth in the first quarter of 2006 was primarily from time certificates of deposits. This emphasizes the strong first three months loan growth of the Corporation. AFS securities purchased is mainly for collateralizing certain types of deposits.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Interest Rate Risk (continued)
--------------------------------------------------------------------------------

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. As of December 31, 2005 the model predicted that net income would increase if interest rates rise and decline if rates fall. Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $8.7 million. Also assuming a one-year horizon, if rates decline by 2%, net income is estimated to decrease by approximately $6.0 million. These amounts are embedded with a convexity impact of approximately a negative $304 thousand and a positive $4.8 million, respectively. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

CAPITAL - March 31, 2006/December 31, 2005
------------------------------------------

Consolidated capital of the Corporation for financial statement purposes at first quarter end 2006 was $354.4 million. This amount compares to $296.1 million at December 31, 2005, an increase of $58.3 million, or 19.7%. During this period, the Corporation did not repurchase any shares of common stock in the open market, but paid cash dividends totaling $4.8 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Capital (continued)
--------------------------------------------------------------------------------

The Corporation's regulatory capital ratios as of March 31, 2006 were as follows:

                                                         Tier I             Tier 2            Leverage
                                                     (Core) Capital    (Total) Capital        Capital
                                                     ---------------   ----------------   ----------------

GAAP Capital                                         $      354,414    $       354,414    $       354,414
  Net unrealized (gain) loss on AFS securities               (4,016)            (4,016)            (4,016)
Less:
    Unrealized loss on equity securities                       (355)              (355)              (355)
Qualifying Trust Preferred securities                         5,000              5,000              5,000
    Goodwill                                                (41,126)           (41,126)           (41,126)
Add:
    Loan loss reserve as stated                                                 42,196
    Disallowed portion of the loan loss reserve (1)               -             (6,702)                 -
                                                      --------------    ---------------    ---------------
                                                                                35,494
                                                                        ---------------

Total regulatory capital (numerator)                 $      313,917    $       349,411    $       313,917
                                                      ==============    ===============    ===============

Total risk weighted assets (a)                       $    2,839,530    $     2,839,530
Less:
    Disallowed portion of the loan loss reserve              (6,702)            (6,702)
                                                      --------------    ---------------
Adjusted risk weighted assets (denominator)          $    2,832,828    $     2,832,828
                                                      ==============    ===============

Total average assets, for the quarter
    less Goodwill (denominator)                                                                 2,799,584
                                                                                           ===============

Capital as a percent of adjusted risk
  weighted assets and/or average assets                       11.08%             12.33%             11.21%
                                                      ==============    ===============    ===============

Bank's minimum ratio for "well
  capitalized" purposes                                        6.00%             10.00%              5.00%
                                                      ==============    ===============    ===============

Actual at December 31, 2005                                   11.12%             12.37%             10.99%
                                                      ==============    ===============    ===============


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

FORWARD-LOOKING INFORMATION
---------------------------

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate", "should", "projected", or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations Forward Looking Statement (continued)
--------------------------------------------------------------------------------

movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in the Puget Sound region and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements.

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

General
Management and the Corporation's Board of Directors are committed to sound risk management practices throughout the organization. The Corporation has developed and implemented a centralized risk management-monitoring program. Risks associated with the Corporation's business activities and products are identified and measured as to probability of occurrence and impact on the Corporation (low, moderate, or high), and the control or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Corporation's risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the Sarbanes-Oxley Act of 2002.

Market Risk
Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Corporation's primary market risk exposure is interest rate risk. An important component of the Corporation's asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by the Corporation's Board of Directors.

At March 31, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Corporation's interest rate risk since December 31, 2005. For additional information, refer to the Corporation's annual report on Form 10-K for the year ended December 31, 2005.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures
--------------------------------------------------------------------------------


ITEM 4.  CONTROLS AND PROCEDURES

     (a) The Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each conclude that as of March 31, 2006, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

     (b) Changes in Internal Controls: During the quarter ended March 31, 2006, the Registrant did not make any significant changes to its internal controls that have materially affected, or are reasonably likely to materially affect these controls. Accordingly, no corrective actions were taken.

          Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting, including that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Item 1A.  Risk Factors

          For the period ending March 31, 2006, there were no material changes to the risk factors of the Corporation as previously disclosed in Item 1A, Part I, of the Corporation's Form 10-K for the annual period ending December 31, 2005. For additional information, refer to Item 1A, Part I, of the Corporation's Form 10-K for the annual period ending December 31, 2005.

Item 2.   Unregistered Sales of Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders in the first quarter of 2006.

Item 5.   Other Information

          (a) On March 15, 2006, the Board of Directors of the Corporation declared a $.175 per share second quarter 2006 cash dividend to shareowners of record as of April 11, 2006, and payable April 24, 2006.

          (b) For the quarter ended march 31, 2006, there were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6.  Exhibits

          (a) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

               3.1(i) Articles of Incorporation (incorporated by reference to Appendix A to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540)).

               3.2(ii) Bylaws (incorporated by reference to Exhibit 3(ii) to the registrant's Form 10-Q filed on October 29, 2003 (File No. 000-15540)).

               11. Computation of basic and diluted earnings per share is attached as Exhibit 11.

               31.1     Certification  of Chief  Executive  Officer  Pursuant to
                        Section 302 of the Sarbanes- Oxley Act of 2002 attached as Exhibit 31.1.

               31.2     Certification  of Chief  Financial  Officer  Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

               32.1     Certification  of Chief  Executive  Officer  Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

               32.2     Certification  of Chief  Financial  Officer  Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.


          (b)  Reports on Form 8-K:

               On January 24, 2006, the Corporation filed an 8-K announcing fourth quarter and year ended December 31, 2005 earnings results.

               On February 2, 2006, the Corporation filed an 8-K announcing completion of its acquisition of NorthStar Financial Corporation and its subsidiary, NorthStar Bank.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FRONTIER FINANCIAL CORPORATION



Date:  May 9, 2006                                   /s/ John J. Dickson
      -------------                                  -------------------
                                                     John J. Dickson
                                                     President and CEO






Date:  May 9, 2006                                   /s/ Carol E. Wheeler
      -------------                                  --------------------
                                                     Carol E. Wheeler
                                                     Chief Financial Officer