Form 10-Q
period 2006-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2006-08-04
CIK 716457

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
       /x/          QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

      /  /          TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number 000-15540

                         FRONTIER FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Washington                                           91-1223535
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
                                                             Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 31, 2006
----------------------------                   --------------------------------
 Common Stock, no par value                                30,172,860

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX TO QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I - Financial Information                                              Page
------------------------------                                              ----

         Item 1.     Financial Statements

                     Consolidated Balance Sheet -June 30, 2006
                     and December 31, 2005                                     1

                     Consolidated Statement of Income - Three and Six Months
                     Ended June 30, 2006 and 2005                              2

                     Consolidated Statement of Cash Flows - Six Months
                     Ended June 30, 2006 and 2005                            3-4

                     Notes to the Consolidated Financial Statements         5-11

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             12-25

         Item 3.     Quantitative and Qualitative Disclosures about
                     Market Risk                                              26

         Item 4.     Controls and Procedures                                  27

PART II - Other Information
---------------------------

         Item 1.     Legal Proceedings                                        28

         Item 1A.    Risk Factors                                             28

         Item 2.     Unregistered Sales of Securities and Use of Proceeds     28

         Item 3.     Defaults Upon Senior Securities                          28

         Item 4.     Submission of Matters to a Vote of Security Holders      28

         Item 5.     Other Information                                        29

         Item 6.     Exhibits                                                 29

                     Signatures                                               30

                     Computation of Earnings per Share                        31

                     Certifications                                        32-35

-----------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------

(In thousands, except shares)                                             (Unaudited)
-----------------------------
                                                                            June 30,    December 31,
ASSETS                                                                       2006           2005
                                                                          ------------  -------------
Cash & due from banks                                                        $104,532        $85,631
Federal funds sold                                                             35,627            733
Securities:
     Available for sale-fair value                                            109,108        104,904
     Held to maturity-amortized cost                                            4,493          5,713
                                                                          ------------  -------------
             Total securities                                                 113,601        110,617
                                                                          ------------  -------------
Loans receivable:
     Held for sale                                                              5,623          5,711
     Held for portfolio, net of unearned income                             2,748,409      2,383,513
     Less allowance for loan losses                                           (39,407)       (33,805)
                                                                          ------------  -------------
             Net loans                                                      2,714,625      2,355,419
                                                                          ------------  -------------
Premises & equipment, net                                                      28,726         29,769
Intangible assets                                                              40,611          6,476
Federal Home Loan Bank stock                                                   15,030         14,154
Bank owned life insurance                                                      21,746         18,136
Other assets                                                                   25,002         19,340
                                                                          ------------  -------------
     TOTAL ASSETS                                                          $3,099,500     $2,640,275
                                                                          ============  =============
LIABILITIES
Deposits:
  Noninterest bearing                                                        $395,893       $395,852
  Interest bearing                                                          2,027,447      1,665,528
                                                                          ------------  -------------
     Total deposits                                                         2,423,340      2,061,380
Federal funds purchased and
  securities sold under repurchase agreements                                  13,119         20,813
Federal Home Loan Bank advances                                               264,053        240,000
Junior subordinated debt                                                        5,156              -
Other liabilities                                                              25,686         21,985
                                                                          ------------  -------------
     TOTAL LIABILITIES                                                      2,731,354      2,344,178
                                                                          ------------  -------------
SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized                         -              -
Common stock, no par value; 100,000,000 shares authorized; 30,163,046 and 28,438,150 shares issued and outstanding at June 30, 2006
   and December 31, 2005                                                      181,187        131,695
Retained earnings                                                             182,135        159,978
Accumulated other comprehensive income, net of tax effect                       4,824          4,424
                                                                          ------------  -------------
     TOTAL SHAREOWNERS' EQUITY                                                368,146        296,097
                                                                          ------------  -------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                  $3,099,500     $2,640,275
                                                                          ============  =============

   The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------------------------------------

(In thousands, except for number of shares and per share amounts)              (Unaudited)
-----------------------------------------------------------------
                                                                Three Months Ended       Six Months Ended
                                                              ----------------------- -----------------------
                                                               June 30,    June 30,    June 30,    June 30,
                                                                 2006        2005        2006        2005
                                                              ----------- ----------- ----------- -----------
INTEREST INCOME
    Interest and fees on loans                                   $59,857     $41,957    $113,977     $78,911
    Interest on investments                                        1,489       1,247       2,589       2,643
                                                              ----------- ----------- ----------- -----------
         Total interest income                                    61,346      43,204     116,566      81,554
                                                              ----------- ----------- ----------- -----------
INTEREST EXPENSE
    Interest on deposits                                          17,974       9,742      32,556      17,827
    Interest on borrowed funds                                     3,192       2,755       6,526       5,194
                                                              ----------- ----------- ----------- -----------
         Total interest expense                                   21,166      12,497      39,082      23,021
                                                              ----------- ----------- ----------- -----------
Net interest income                                               40,180      30,707      77,484      58,533

PROVISION FOR LOAN LOSSES                                         (1,000)     (1,050)     (3,500)     (1,900)
                                                              ----------- ----------- ----------- -----------

Net interest income after provision for loan losses               39,180      29,657      73,984      56,633
                                                              ----------- ----------- ----------- -----------
NONINTEREST INCOME
    Provision for loss on equity investment                            -         (56)          -        (208)
    Gain on sale of secondary mortgage loans                         374         339         669         556
    Service charges on deposit accounts                            1,069       1,102       2,126       2,237
    Gain on sale of premise and equipment                            152         155       2,224         155
    Other noninterest income                                       1,843       1,934       3,735       3,876
                                                              ----------- ----------- ----------- -----------
         Total noninterest income                                  3,438       3,474       8,754       6,616
                                                              ----------- ----------- ----------- -----------
NONINTEREST EXPENSE
    Salaries and employee benefits                                 9,920       8,618      20,567      17,239
    Occupancy expense                                              2,341       1,819       4,491       3,640
    State business taxes                                             519         490       1,174         946
    Other noninterest expense                                      3,489       2,921       6,805       5,696
                                                              ----------- ----------- ----------- -----------
         Total noninterest expense                                16,269      13,848      33,037      27,521
                                                              ----------- ----------- ----------- -----------
INCOME BEFORE PROVISION                                           26,349      19,283      49,701      35,728
    FOR INCOME TAX
PROVISION FOR INCOME TAX                                          (8,944)     (6,485)    (16,868)    (12,023)
                                                              ----------- ----------- ----------- -----------
         NET INCOME                                              $17,405     $12,798     $32,833     $23,705
                                                              =========== =========== =========== ===========
Weighted average number of
    shares outstanding for the period                         30,134,873  28,276,831  29,807,763  28,241,365
Basic earnings per share                                           $0.58       $0.45       $1.10       $0.84
                                                              =========== =========== =========== ===========
Weighted average number of diluted shares
    outstanding for period                                    30,382,389  28,416,730  30,088,698  28,390,090
Diluted earnings per share                                         $0.57       $0.45       $1.09       $0.83
                                                              =========== =========== =========== ===========

   The accompanying notes are an integral part of these financial statements.

---------------------------------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------
ITEM 1.  CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------------

(In thousands)                                                                    (Unaudited)
--------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    June 30, 2006     June 30, 2005
------------------------------------                                  -----------------  ----------------
Net Income                                                                     $32,833           $23,705
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                                 1,635             1,889
   Provision for loan losses                                                     3,500             1,900
   Gain on sale of premises and equipment                                       (2,224)             (155)
   Deferred taxes                                                               (4,767)              (99)
   Provision for loss on equity investment                                           -               208
   Gain on sale of secondary mortgage loans                                       (669)             (556)
   Excess tax benefits assocaited with equity-based compensation                  (411)             (110)
   Dividend income from Federal Home Loan Bank                                       -               (58)
   Increase in surrender value of bank owned life insurance                       (436)             (363)
Changes in operating assets and liabilities
   Income taxes payable                                                         (1,597)              821
   Interest receivable                                                          (1,891)           (1,185)
   Interest payable                                                              3,654             1,410
   Proceeds from sales of mortgage loans                                        71,249            39,887
   Origination of mortgage loans held for sale                                 (70,492)          (39,894)
   Other operating activities                                                     (282)              450
                                                                      -----------------  ----------------
Net cash provided by operating activities                                       30,102            27,850
                                                                      -----------------  ----------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
-------------------------------------
Net federal funds sold                                                         (34,894)          (11,613)
Proceeds from the maturities of available for sale securities                   11,765            42,096
Proceeds from maturities held to maturity securities                             1,215               110
Purchase of investment securities available for sale                            (8,579)          (48,406)
Acquisition of bank                                                              7,863                 -
Net cash flows from loan activities                                           (364,808)         (225,363)
Purchases of premises and equipment                                             (1,144)           (1,151)
Proceeds from sale of premise and equipment                                      3,140               100
Other investing activities                                                        (366)              549
                                                                      -----------------  ----------------
Net cash used by investing activities                                         (385,808)         (243,678)
                                                                      -----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net change in core deposits                                                    106,650            41,775
Net change in certificates of deposit                                          255,310           138,573
Stock options exercised                                                          2,686             1,196
Cash dividends paid                                                            (10,109)           (7,831)
Net change in federal funds purchased and securities
   sold under repurchase agreements                                             (7,694)            3,913
Advances from Federal Home Loan Bank                                            71,756            70,000
Repayment of Federal Home Loan Bank advances                                   (47,703)          (15,009)
Excess tax benefits associated with equity-based compensation                      411               110
Other financing activities                                                       3,300             1,131
                                                                      -----------------  ----------------
Net cash provided by financing activities                                      374,607           233,858
                                                                      -----------------  ----------------

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
---------------------------------------------------------------------------------------------------------

(In thousands)                                                                    (Unaudited)
                                                                        June 30, 2006     June 30, 2005
                                                                      -----------------  ----------------

INCREASE IN CASH AND DUE FROM BANKS                                             18,901            18,030

CASH AND DUE FROM BANKS AT BEGINNING
   OF YEAR                                                                      85,631            70,851
                                                                      -----------------  ----------------

CASH AND DUE FROM BANKS AT END
   OF PERIOD                                                                  $104,532           $88,881
                                                                      =================  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

Cash paid during the period for interest                                       $35,329           $21,612
Cash paid during the period for income taxes                                    17,665            11,200

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------

Purchase of an investment through the issuance of common shares in 2005 was $1,600.

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS
------------------------------------------------------------

The consolidated financial statements of Frontier Financial Corporation ("FFC" or the "Corporation") include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the "Bank") and FFP, Inc., a nonbank corporation which leases property to the Bank. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2005 Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the financial condition and results of operation for the interim periods presented. Operating results for the three and six months ending June 30, 2006 are not necessarily indicative of the results that may be expected for year-end December 31, 2006.

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2006 presentation. These classifications have not had an effect on previously reported income, retained earnings, or earnings per share.

NOTE 2.  ACQUISITION
--------------------

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

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards 141. Accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date and the preliminary amounts are summarized in the following table:

In Thousands
------------
Purchase Price
Total value of the Corporation's common stock exchanged                            $43,731
Value of stock options assumed                                                       2,709
                                                                                 ----------
          Total Purchase Price                                                                $46,440
Allocation of purchase price
       NorthStar's shareowner equity                                                           11,931
                                                                                            ----------
       Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
          Loans                                                                                   278
          Core deposit intangible                                                                 681
          Federal Home Loan Bank advances                                                         159
          Junior subordinated debentures                                                           52
                                                                                            ----------
          Estimated fair value of other net assets acquired                                    13,101
                                                                                            ----------
               Goodwill resulting from acquisition                                            $33,339
                                                                                            ==========

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. - (Continued)
---------------------

The fair value of assets and liabilities of NorthStar at the date of acquisition are presented below:

     Cash                                                                                      $3,481
     Securities available-for-sale                                                              8,176
     Federal funds sold and interest bearing deposits at banks                                  8,003
     Loans, net of allowance for loan losses of $2,501                                        150,099
     Premises and equipment, net                                                                  178
     Bank owned life insurance                                                                  3,174
     Other assets                                                                               2,521
     Investment in Trust I and Trust II                                                           156
     Goodwill                                                                                  33,339
                                                                                         -------------
          Total assets                                                                        209,127
     Deposits                                                                                (145,172)
     Federal Home Loan Bank advances                                                          (11,152)
     Junior subordinated debentures                                                            (5,104)
     Other liabilities                                                                         (1,259)
                                                                                         -------------
Net assets acquired                                                                           $46,440
                                                                                         =============

The following unaudited pro forma condensed consolidated financial information presents the results of operations of the Corporation had the acquisition taken place January 1, 2005:

                                                              Three Months Ended           Six Months Ended
                                                            June 30,      June 30,      June 30,      June 30,
In Thousands, except per share amounts                       2006           2005          2006          2005
--------------------------------------                   -------------- ------------- ------------- -------------
Net interest income                                            $40,180       $32,512       $78,088       $62,142
Provision for loan losses                                       (1,000)       (1,230)       (3,515)       (2,330)
Noninterest income                                               3,438         3,750         8,775         7,223
Noninterest expense                                             16,269        14,946        32,229        29,715
Income before income tax                                        26,349        20,116        50,119        37,320
Net income                                                      17,405        13,355        33,113        24,769
Per common share information:
Basic earnings per share                                         $0.58         $0.45         $1.10         $0.83
Diluted earnings per share                                       $0.57         $0.45         $1.09         $0.83
Average common shares issued and outstanding                30,134,873    29,732,690    30,067,017    29,694,414
Average diluted common shares issued and outstanding        30,382,389    29,943,780    30,347,952    29,914,193

NOTE 3.  SHARE-BASED COMPENSATION
---------------------------------

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

NOTE 3. - (Continued)
---------------------

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 in 2005.

                                                          Three Months   Three Months   Six Months     Six Months
                                                              Ended         Ended          Ended         Ended
(In thousands, except per share and option data)          June 30, 2006 June 30, 2005  June 30, 2006 June 30, 2005
------------------------------------------------          ------------- -------------- ------------- --------------
Net income, as reported                                        $17,405        $12,798       $32,833        $23,705
Add:  Share-based employee compensation expense
       associated with stock options determined under
       fair value method for all option awards, net of
       related tax effects                                           -              -             -              -

Less: Total shared-based employee compensation
       expense associated with stock options determined
       under fair value method for all options awards,
       net of related tax effects                                    -              -             -              -
                                                          ------------- -------------- ------------- --------------
Proforma Net Income                                            $17,405        $12,798       $32,833        $23,705
                                                          ============= ============== ============= ==============
Earnings Per Share:
     Basic - as reported                                         $0.58          $0.45         $1.10          $0.84
     Basic - proforma                                             0.58           0.45          1.10           0.84
     Diluted - as reported                                        0.57           0.45          1.09           0.83
     Diluted - proforma                                           0.57           0.45          1.09           0.83


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

At June 30, 2006, 886,869 options were outstanding under this plan.

The following table presents the activity related to options for the six months ended June 30, 2006.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. - (Continued)
---------------------


                                                              Weighted Average   Aggregate
                                                                  Remaining      Intrinsic
                                            Weighted Average  Contractual Term     Value
                                Options      Exercise Price      (in years)        (000)
                             ------------- ------------------ ----------------- ------------

Balance, December 31, 2005        952,123             $24.75
Granted                                 -                  -
Merger                            148,402              10.93
Exercised                        (213,656)             15.75
Forfeited/expired                       -                  -
                             ------------- ------------------
Balance, June 30, 2006            886,869             $24.61               7.8       $8,322
                             ============= ================== ================= ============

No options were granted during the six months ended June 30, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised for the six months ended June 30, 2006 and 2005 was $3.5 million and $806 thousand, respectively.

Cash received from options exercised for the six months ended June 30, 2006 and 2005 was $2.7 million and $1.2 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $411 thousand and $110 thousand, respectively, for the six months ended June 30, 2006 and 2005.

2001 Stock Award Plan

The Corporation adopted a 2001 Stock Award Plan for selected employees, officers and directors to advance the best interest of the Corporation by providing certain stock-based benefits to persons who have substantial responsibility for the management and growth of the Corporation and its subsidiaries. The maximum number of shares that may be issued is 150,000 and is adjusted to reflect any future changes in capitalization due to common share dividends, splits, recapitalization or reorganizations. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 13,512 shares issuable under this plan.

1999 Employee Stock Award Plan

The Corporation adopted an Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries. Employees eligible to receive stock awards under this plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors. The maximum number of shares that may be issued is 30,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 25,191 shares issuable under this plan.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  INVESTMENT SECURITIES
------------------------------

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

As of June 30, 2006, the Corporation held Federal Home Loan Bank (FHLB) bonds that had a book value of $37.6 million and a market value of $36.2 million.

Gains and losses on both HTM and AFS securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The following tables display the characteristics of the AFS and HTM portfolios as of June 30, 2006:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS
------------------------------------------------------
(In thousands)
--------------
                                                                      Less than          12 months
                                                                      12 months           or more
                                                    Gross               Gross              Gross
                               Amortized          Unrealized          Unrealized         Unrealized          Aggregate
                                  Cost              Gains               Losses             Losses            Fair Value
                            -----------------  -----------------   -----------------  -----------------   -----------------
AFS SECURITIES
--------------
    Equities                         $24,231            $10,326               ($152)             ($747)            $33,658
    U.S. Treasuries                    4,229                 37                  (5)                 -               4,261
    U.S. Agencies                     53,811                 31                 (88)            (1,668)             52,086
    Corporate securities              17,731                221                 (80)              (422)             17,450
    Municipal securities               1,684                  -                 (28)                (3)              1,653
                            -----------------  -----------------   -----------------  -----------------   -----------------
                                     101,686             10,615                (353)            (2,840)            109,108
                            -----------------  -----------------   -----------------  -----------------   -----------------

HTM SECURITIES
--------------
    Municipal securities               2,967                 48                   -                  -               3,015
    Corporate securities               1,526                  -                 (84)                 -               1,442
                            -----------------  -----------------   -----------------  -----------------   -----------------
                                       4,493                 48                 (84)                 -               4,457
                            -----------------  -----------------   -----------------  -----------------   -----------------
                                    $106,179            $10,663               ($437)           ($2,840)           $113,565
                            =================  =================   =================  =================   =================

                                        MATURITY SCHEDULE OF SECURITIES
                                        -------------------------------
                         Available for Sale                      Held to Maturity
                    Amortized             Fair             Amortized             Fair
    MATURITY           Cost              Value                Cost              Value
 ---------------------------------  -----------------   -----------------  -----------------
     0-1 Yr               $39,817            $49,082                $480               $480
     1-5 Yrs               58,735             56,693               2,252              2,285
    5-10 Yrs                  586                623                 234                249
   Over 10 Yrs              2,548              2,710               1,527              1,443
                 -----------------  -----------------   -----------------  -----------------
                         $101,686           $109,108              $4,493             $4,457
                 =================  =================   =================  =================

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. - (Continued)
---------------------

As of June 30, 2006 and 2005, the Bank held FHLB of Seattle stock of $15.0 million and $14.2 million, respectively. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board ("Finance Board"). In May 2005, the Finance Board accepted the Seattle Bank's three-year plan. To meet the Finance Board's conditions under the three-year plan, the Seattle Bank's board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle Bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. Since December of 2004, the Seattle Bank board has suspended all Class B(1) stock repurchases, and allowed limited Class B(2) stock repurchases. The new policy does not allow Class B(2) stock repurchases; however, the Seattle Bank may seek waivers from the Finance Board to allow for very limited repurchases of Class B(2) stock. The dividend income shown on the statement of cash flows represents dividends declared in 2004 but not paid until 2005.

Frontier currently holds three types of securities in our available-for-sale portfolio that have had an unrealized loss for twelve months or more.

The first type of security involves preferred stock. There are 34,100 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, dividend received deduction (DRD), with a book value of $1.7 million and a market value of $1.5 million and 37,300 shares of Federal National Mortgage Association
(FNMA) preferred stock, DRD, with a book value of $2.0 million and a market value of $1.6 million. These securities yield 5.375% and are callable in 2007. They are rated Aa3/AA- by two nationally recognized rating organizations and all dividend payments have been made on time. Although financial controversies have surfaced in the past regarding these government sponsored agencies, we believe the main driver of the reduced value in these bonds has been higher interest rates. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

The next type of security involves FFCB, FNMA, FHLB and FHLMC bonds. The book value of these bonds is $47.5 million that have coupons ranging from 2.73% to 5.00% and a market value of $45.9 million. The four agencies, sponsored by the U.S. government, are rated AAA by both of the major nationally recognized rating organizations. These bonds are medium term instruments ranging in maturities from 2006 to 2009. In spite of the negative disclosures regarding some of these agencies over the past year, we believe that the increase in interest rates since the purchase of the bonds is responsible for their declining value. All interest payments have been made on time, and therefore, we do not consider any part of these investments to be other-than-temporarily impaired.

The next type of security involves corporate bonds. The book value of these securities is $14.2 million and a market value of $13.8 million. These bonds are investment grade securities and have maturities ranging from 2006 to 2008. These securities have coupons ranging from 3.25% to 6.50%. We do not consider any portion of these securities to be other-than-temporarily impaired.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. LOANS
--------------

The following is an analysis of the loan portfolio by major type of loans (including loans held for sale):

(In thousands)
--------------
                                             June 30, 2006     December 31, 2005
                                           -----------------   -----------------
Loans (including loans held for sale):
   Commercial and agriculture                      $386,136            $321,980
   Real Estate:
      Commercial                                    899,478             860,826
      Construction and land development           1,191,342             978,120
      Residential                                   229,376             196,848
   Installment and other                             63,673              46,825
                                           -----------------   -----------------
                                                  2,770,005           2,404,599
   Unearned Fee Income                              (15,973)            (15,375)
                                           -----------------   -----------------
      Total Loans                                $2,754,032          $2,389,224
                                           =================   =================

NOTE 6.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
------------------------------------------------

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 156"). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Corporation is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not expected to have a material impact on the Corporation's financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on the Corporation's financial position or results of operations.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

HIGHLIGHTS
----------

Consolidated net income of Frontier Financial Corporation (the "Corporation"), for the second quarter of 2006 was $17.4 million versus $12.8 million for the second quarter of 2005, an increase of $4.6 million, or up 36.0%. Net interest income increased $9.5 million, or 30.8%; and the provision for loan losses decreased $50 thousand, or 4.8% from a year ago. Earnings per diluted share were $.57 in the current quarter as compared to $.45 in the second quarter of 2005. The largest contributing factor to the increase in net income was the increase in net interest income.

In the discussion below, comparison is between the second quarters of 2006 and 2005, unless otherwise stated.

The year to date return on average assets (ROAA) was 2.23% in 2006 as compared to 2.01% in 2005. The annualized return on average shareowners' equity (ROAE) in 2006 was 18.87%, as compared to 17.94% in 2005.

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2006 presentation. These classifications have not had an effect on previously reported income, retained earnings, or earnings per share.

FINANCIAL REVIEW
----------------

MARKET AREA
-----------

Headquartered in Everett, Washington, (located approximately 20 miles north of Seattle), Frontier Financial Corporation, is the parent company of Frontier Bank. With forty-four banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit and Whatcom counties, Frontier Bank essentially serves the entire Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Nordstrom, Microsoft, Paccar, Starbucks, Washington Mutual, and Weyerhaeuser located in the region.

BALANCE SHEET - June 30, 2006/December 31, 2005
-----------------------------------------------

Loan growth for the first two quarters of 2006 was $364.9 million, or 15.3%. The growth in loans reflects an organic loan growth of $199.9 million and the remainder of $165.0 million was from the acquisition of NorthStar. Investment securities for the same time period increased $3.0 million, or 2.7%. Federal funds sold increased $34.9 million, to $35.6 million.

Loans, net of allowance for loan losses, increased $359.2 million, or 15.3% to a balance of $2.71 billion at June 30, 2006 compared to $2.36 billion at December 31, 2005. For the first six months of 2006, new loan originations were $878.4 million as compared to $837.6 million for the same period in 2005, representing a 4.9% increase. The growth is attributable primarily to the continued strong real estate market in the Puget Sound Region along with additions to the lending staff in the five new offices opened over the past year.

Since year-end 2005, the loan mix has changed as real estate construction loans have increased as a percentage of the total loan portfolio, from 40.5% to 42.9%, or an increase of $213.6 million. This compares to increases in commercial and agriculture loans of $64.1 million, real estate commercial loans of $36.7 million and real estate residential loans of $33.7 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

BALANCE SHEET (Continued)
-------------------------

Regarding liabilities, total deposits increased $362.0 million, or 17.6% since year-end. As a percentage of total interest bearing deposits, NOW, money market and sweep accounts increased to 27.8% from 19.2% at year-end 2005. Savings accounts dropped to 17.8% from 24.0% and time deposits (cd's) increased from 50.9% to 54.4%. Noninterest bearing deposits increased $41 thousand, and interest-bearing deposits increased $361.9 million, or 17.6%. NOW, money market, and sweep accounts increased $241.5 million, or 74.9%; savings accounts decreased $104.9 million, or 21.2%; and, cd's increased $255.3 million, or 30.1%. The deposit mix is changing because, as short-term interest rates have risen, investors are moving out of lower rate liquid deposit accounts and into accounts such as sweep and time deposits for a higher return. The growth of FHLB advances since year-end 2005 of $24.1 million was to fund loan growth while at the same time extending the maturity of these fixed rate liabilities.

Capital increased 24.3% in the first six months of the year primarily due to earnings, net of cash dividends paid to shareowners, and equity from the NorthStar merger.

BALANCE SHEET - June 30, 2006/June 30, 2005
-------------------------------------------

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred in the listed items over the past year:

(In Thousands)
--------------
June 30,                                             2006              2005           $ Change         % Change
--------                                       ----------------  ---------------  ----------------  ---------------
ASSETS
Loans (net of unearned fee income):
  Commercial and agriculture                          $385,382         $325,930           $59,452            18.2%
  Real Estate:
    Commercial                                         895,993          871,797            24,196             2.8%
    Construction and land development                1,180,889          752,625           428,264            56.9%
    Residential                                        228,164          203,589            24,575            12.1%
  Installment and other loans                           63,604           49,481            14,123            28.5%
                                               ----------------  ---------------  ----------------  ---------------
Total loans                                          2,754,032        2,203,422           550,610            25.0%
Investments                                            113,601          147,737           (34,136)          -23.1%
Federal funds sold                                      35,627           17,559            18,068           102.9%
                                               ----------------  ---------------  ----------------  ---------------
Total earning assets                                $2,903,260       $2,368,718          $534,542            22.6%
                                               ----------------  ---------------  ----------------  ---------------
Total assets                                        $3,099,500       $2,509,081          $590,419            23.5%
                                               ================  ===============  ================  ===============

LIABILITIES
Noninterest bearing deposits                          $395,893         $343,316           $52,577            15.3%
Interest bearing deposits:
  NOW and money market accounts                        563,805          322,881           240,924            74.6%
  Savings accounts                                     360,203          602,193          (241,990)          -40.2%
  Time certificates                                  1,103,439          707,800           395,639            55.9%
                                               ----------------  ---------------  ----------------  ---------------
Total interest bearing deposits                      2,027,447        1,632,874           394,573            24.2%
                                               ----------------  ---------------  ----------------  ---------------
Total deposits                                      $2,423,340       $1,976,190          $447,150            22.6%
                                               ----------------  ---------------  ----------------  ---------------
Federal funds purchased and securities
 sold under repurchase agreements                      $13,119          $14,118             ($999)           -7.1%
FHLB advances                                          264,053          230,079            33,974            14.8%
Junior subordinated debt                                 5,156                -             5,156              N/M
Shareowners' equity                                   $368,146         $273,552           $94,594            34.6%

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

BALANCE SHEET  (Continued)
--------------------------

At June 30, 2006, loans were up $550.6 million, or 25.0% over the previous year. The increase in loans over the previous year's corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region along with the NorthStar acquisition. Investments decreased $34.1 million, or 23.1% for the period and federal funds sold increased $18.1 million, or 102.9%.

Noninterest bearing deposits increased $52.6 million, or 15.3% to $395.9 million. Interest bearing deposits increased $394.6 million, or 24.2%, with most of the increase attributable to growth in time certificates.

At June 30, 2006, NOW, money market and sweep accounts made up 27.8% of total interest bearing deposits compared to 19.8% for second quarter 2005. In 2006, savings deposits made up 17.8% of total interest bearing deposits versus 36.9% in 2005 and time deposits made up 54.4% in 2006 versus 43.3% in 2005.

Over the last year, NOW, money market and sweep deposits increased $240.9 million, or 74.6%; savings deposits decreased $242.0 million, or 40.2%; and time deposits increased $395.6 million or 55.9%. The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits along with the NorthStar acquisition accounting for $112.2 million of deposit growth in these types of accounts.

FHLB borrowings increased $34.0 million, or 14.8% over the year. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $94.6 million over the past year, or 34.6%. The NorthStar merger increased capital $46.4 million and the remaining increase was primarily due to retained earnings. Please see page 29 for information regarding cash dividends paid.

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

NET INTEREST INCOME (Continued)
-------------------------------

Determination of Tax Equivalent Amounts:

(In thousands)
--------------

FOR THE QUARTER
---------------

At June 30,                                             2006               2005            $ Change         % Change
                                                  ----------------   ----------------   --------------    -----------
Total interest income, as reported                        $61,346            $43,204          $18,142          42.0%
Effect of tax exempt loans and
 municipal bonds                                              250                179               71          39.7%
                                                  ----------------   ----------------   --------------    -----------
Tax equivalent (TE) interest income                        61,596             43,383           18,213          42.0%
Total interest expense                                     21,166             12,497            8,669          69.4%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                                    $40,430            $30,886           $9,544          30.9%
                                                  ================   ================   ==============    ===========

Calculation of TE Net Interest Margin (quarterly annualized)

TE interest income                                       $246,384           $173,532          $72,852          42.0%
Total interest expense                                     84,664             49,988           34,676          69.4%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                                   $161,720           $123,544          $38,176          30.9%
                                                  ================   ================   ==============    ===========
Average earning assets                                 $2,857,692         $2,288,014         $569,678          24.9%
                                                  ================   ================   ==============    ===========
TE NIM                                                      5.66%              5.40%
                                                  ================   ================

FOR THE YEAR-TO-DATE PERIOD
---------------------------

At June 30,                                             2006               2005            $ Change         % Change
                                                  ----------------   ----------------   --------------    -----------
Total interest income, as reported                       $116,566            $81,554          $35,012          42.9%
Effect of tax exempt loans and
  municipal bonds                                             432                465              (33)         -7.1%
                                                  ----------------   ----------------   --------------    -----------
Tax equivalent (TE) interest income                       116,998             82,019           34,979          42.6%
Total interest expense                                     39,082             23,021           16,061          69.8%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                                    $77,916            $58,998          $18,918          32.1%
                                                  ================   ================   ==============    ===========

Calculation of TE Net Interest Margin (six months annualized)

TE interest income                                       $233,996           $164,038          $69,958          42.6%
Total interest expense                                     78,164             46,042           32,122          69.8%
                                                  ----------------   ----------------   --------------    -----------
TE net interest income                                   $155,832           $117,996          $37,836          32.1%
                                                  ================   ================   ==============    ===========
Average earning assets                                 $2,768,346         $2,232,884         $535,462          24.0%
                                                  ================   ================   ==============    ===========
TE NIM                                                      5.63%              5.28%
                                                  ================   ================

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

NET INTEREST INCOME (Continued)

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
--------------
                                                                                  $                %             Current
For quarter ended June 30,                    2006              2005            Change           Change         Yield/Cost
---------------------------             ----------------  ---------------  ----------------  ---------------  ---------------
ASSETS
Loans:
  Commercial and agriculture                   $377,257         $330,383           $46,874            14.2%            7.99%
  Real estate:
    Commercial                                  908,951          868,379            40,572             4.7%            7.54%
    Construction and land development         1,144,801          715,177           429,624            60.1%            9.79%
    Residential                                 223,890          184,451            39,439            21.4%            8.06%
    Installment and other loans                  62,510           48,544            13,966            28.8%            9.25%
                                        ----------------  ---------------  ----------------  ---------------  ---------------
Total loans                                   2,717,409        2,146,934           570,475            26.6%            8.61%
                                        ----------------  ---------------  ----------------  ---------------  ---------------
Investments                                     107,470          125,924           (18,454)          -14.7%            3.85%
Federal funds sold                               32,813           15,156            17,657           116.5%            4.74%
                                        ----------------  ---------------  ----------------  ---------------  ---------------
Total earning assets                          2,857,692        2,288,014           569,678            24.9%            8.40%
                                        ================  ===============  ================  ===============  ===============
Total assets                                 $3,035,835       $2,421,025          $614,810            25.4%
                                        ================  ===============  ================  ===============

LIABILITIES
Noninterest bearing deposits                   $393,751         $332,673           $61,078            18.4%
Interest bearing deposits:
  NOW, money market & sweep                     504,722          308,246           196,476            63.7%            2.46%
  Savings                                       377,451          581,616          (204,165)          -35.1%            2.27%
  Time certificates                           1,104,897          676,056           428,841            63.4%            4.06%
                                        ----------------  ---------------  ----------------  ---------------  ---------------
Total interest bearing deposits               1,987,070        1,565,918           421,152            26.9%            3.24%
                                        ----------------  ---------------  ----------------  ---------------  ---------------
Total deposits                               $2,380,821       $1,898,591          $482,230            25.4%            2.69%
                                        ================  ===============  ================  ===============  ===============
Federal funds purchased
 and repurchase agreements                      $12,580          $17,424           ($4,844)          -27.8%            4.44%
FHLB advances                                   252,687          224,641            28,046            12.5%            4.69%
Junior subordinated debt                          5,156                -             5,156              N/A            6.45%
Total interest bearing liabilities            2,257,493        1,807,983           449,510            24.9%            3.44%
Shareowners' equity                            $361,402         $268,677           $92,725            34.5%

At the end of second quarter of 2006, average total earning assets as a percent of average total assets were 94.1% and 94.5% in 2005. This ratio indicates how efficiently assets are being utilized. Average loans were 89.5% and 88.7% of average assets, respectively, and investments were 3.5% and 5.2%, for the same periods. Average federal funds sold were 1.1% and .6% over the period. Average total loan-to-deposits ratios were 114.1% and 113.1%. For the period ending June 30, 2006, average NOW, sweep and money market accounts were 22.4 % of total interest bearing liabilities ("IBL"); average savings accounts were 16.7% of total IBL and average time certificates were 48.9% of total IBL. Average borrowings were 11.4% of total IBL. Tax equivalent net interest income increased $9.5 million, or 30.9% when compared to a year ago.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

EARNING ASSETS
--------------

The TE yield on total earning assets increased 104 basis points (bps) in the second quarter of 2006 to 8.65% compared to 7.61% in 2005. Loans increased in yield from 7.86% in 2005 to 8.86% in the current period, an increase of 100 bps, or 12.7%, which is due to the Federal Reserve Board's eleven rate increases since December 31, 2004, totaling 275 bps. Sixty-eight percent of the increase in the net interest margin in the current quarter is attributable to the increased volume of loans and the remainder attributable to the change in rate.

On a quarterly TE basis, net interest income was $40.4 million in 2006, versus $30.9 million in 2005, for an increase in net interest income of $9.5 million, or 30.9%. The increase in net interest income was the result of total interest income increasing $18.1 million, and total interest expense increasing $8.7 million. The increase of $569.7 million in the average balance of earning assets increased interest income by $12.3 million and the increase in interest rates increased interest income by $5.9 million, for a total increase of $18.2 million.

The annualized yield on total loans increased from 7.86% in the second quarter 2005 to 8.86% in the second quarter 2006. Commercial and agriculture loans increased in yield from 7.34% to 8.41%; real estate commercial loans increased in yield from 7.02% to 7.53%; real estate construction and land development loans increased in yield from 9.12% to 10.16%; real estate residential loans increased in yield from 7.67% to 8.17%; and installment loans increased in yield from 8.93% to 9.64%.

The yield on investments increased from 3.76% in 2005 to 4.28% in 2006 and the yield on federal funds sold increased from 2.78% in 2005 to 4.85% in 2006.

INTEREST BEARING LIABILITIES
----------------------------

The increase in the average balance of total interest bearing liabilities of $482.2 million increased interest expense by $3.6 million and the increase in rates paid on interest bearing liabilities increased interest expense by $5.1 million, for a total increase in interest expense of $8.7 million. The cost of total interest bearing liabilities increased 98 basis points from 2.77% in 2005 to 3.75% in 2006.

The increase in the average balance of interest bearing deposits of $421.2 million increased interest expense by $3.3 million, and the rate paid on interest bearing deposits increased interest expense by $4.9 million, for a net increase of $8.2 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $23.2 million increased interest expense by $297 thousand and the rates paid on these borrowings increased interest expense by $140 thousand, for a net increase of $437 thousand.

The cost of NOW, money market and sweep accounts increased from 1.36% in 2005, to 2.95% in 2006. Savings account costs were 2.03% in 2005, and 2.28% in 2006. Time certificate of deposits increased in cost from 3.41% in 2005 to 4.40% in 2006. The cost of short-term borrowings increased from 2.67% to 4.30%, and the cost of FHLB borrowings increased from 4.71% in 2005 to 4.72% in 2006. The average cost of interest bearing liabilities increased from 2.77% in 2005 to 3.75% in 2006.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE - June 30, 2006/June 30, 2005
------------------------------------------------------------

Total noninterest income decreased $36 thousand in the second quarter of 2006, or 1.0% from a year ago. Service charges decreased $33 thousand to $1.1 million, or 3.0%. Reduced business service charges of $12 thousand were the primary contributor to the decrease in overall service charges collected. Other noninterest income decreased $91 thousand or 4.7% in the current quarter.

The market value of trust assets at quarter-end June 2006 was $353.9 million, as compared to $344.7 million in 2005, an increase of $9.2 million, or 2.7%. Trust assets are not included in the Corporation's consolidated balance sheet. Trust income for the quarters ended June 30, 2006 and 2005 was $405 thousand and $402 thousand, respectively.

Total noninterest expenses increased $2.4 million or 17.5% for the period. Salaries and benefits increased $1.3 million or 15.1%. Of the 15.1% increase, approximately 7.6% related to staff additions, 1.2% related to merit increases and 6.3% relate to increased benefit expenses. Other noninterest expense increased $568 thousand in the second quarter 2006, or 19.4%. This increase was primarily driven by upgrades in network infrastructure and facilities.

Banks and bank holding companies use a computation called the "efficiency ratio" to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation's efficiency ratio for the second quarter was 37% for 2006 and 40% for 2005. The Corporation's ratio places it among the performance leaders in the industry.

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

ASSET QUALITY (Continued)
-------------------------

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)
--------------
                                               Six months       Twelve months
                                                 ended              ended
                                             June 30, 2006    December 31, 2005
                                           -----------------  -----------------

Beginning balance                                   $37,075            $32,728
                                           -----------------  -----------------
Charge offs:
  Commercial and agriculture                           (526)              (267)
  Real estate:
    Commercial real estate                                -                  -
    Construction and land development                     -                 (4)
    Residential                                           -               (102)
  Installment and other                                 (67)              (333)
                                           -----------------  -----------------
Total charge offs                                      (593)              (706)
                                           -----------------  -----------------

Recoveries:
  Commercial and agriculture                            259                623
  Real estate:
    Commercial                                            -                  -
    Construction and land development                     -                142
    Residential                                           -                 27
  Installment and other                                  44                 61
                                           -----------------  -----------------
Total recoveries                                        303                853
                                           -----------------  -----------------

Net (charge offs) recoveries                           (290)               147

Provision for loan losses                             3,500              4,200

Merger                                                2,501                  -
                                           -----------------  -----------------
Balance before portion identified for
 undisbursed loans                                   42,786             37,075
Portion of reserve identified for
 undisbursed loans                                   (3,379)            (3,270)
                                           -----------------  -----------------
Balance at end of period                            $39,407            $33,805
                                           =================  =================

Average loans for the period                     $2,717,409         $2,350,513
                                           =================  =================

Ratio of net charge offs to average
 loans outstanding during the period                 0.011%            -0.006%
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

IMPAIRED ASSETS (Continued)
---------------------------

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

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)
--------------

Period ended June 30,                              2006               2005
---------------------                          -------------     -------------

Nonaccruing loans:
  Commercial and agriculture                         $4,501              $103
  Real estate:
    Commercial                                            -               588
    Construction and land development                 7,143                25
    Residential                                       1,916             6,028
  Installment and other                                  38                55
                                               -------------     -------------
           Total nonaccruing loans                   13,598             6,799

Other real estate owned                                   -                 -
                                               -------------     -------------
           Total nonperforming assets               $13,598            $6,799
                                               =============     =============
Restructured loans                                        -                 -

Total loans at end of period                     $2,754,032        $2,203,422
Total assets at end of period                    $3,099,500        $2,509,081

Total nonperforming assets to total loans             0.49%             0.31%
Total nonperforming assets to total assets            0.44%             0.27%
Total impaired assets to total assets                 0.44%             0.27%

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

The table above reflects nonaccrual loans increased by $6.8 million to $13.6 million as of June 30, 2006. The ratio of nonaccrual loans to total assets as of June 30, 2006 was .44% as compared to .19% at December 31, 2005. There are 11 loans currently in nonaccrual status. Efforts are continuing to collect these loans with many involving some measure of legal action.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OTHER REAL ESTATE OWNED
-----------------------

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

The Corporation ended the second quarter of 2006 and 2005 with a zero balance in the OREO category.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS
---------------------

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)                                    June 30, 2006                   December 31, 2005
--------------                           --------------------------------  --------------------------------
                                             Amount          % of total        Amount          % of total
                                         ---------------  ---------------  ---------------  ---------------
Commercial and agriculture                     $385,382            14.0%         $321,303            13.4%
Real estate loans:
  Commercial                                    895,993            32.5%          859,251            36.0%
  Construction and land development           1,180,889            42.9%          967,335            40.5%
  Residential                                   228,164             8.3%          194,483             8.1%
Installment and other                            63,604             2.3%           46,852             2.0%
                                         ---------------  ---------------  ---------------  ---------------
       Total                                 $2,754,032           100.0%       $2,389,224           100.0%
                                         ===============  ===============  ===============  ===============

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

At June 30, 2006 and 2005, we had an immaterial amount of foreign loans.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES - QUALITATIVE FACTORS
-----------------------------------------------

As of June 30, 2006, the allowance for loan loss balance totaled $39.4 million, or 1.43% of total loans, as compared to $31.5 million, or 1.50% of total loans at June 30, 2005. The allowance for loan losses including the allocation for undisbursed loans of $3.4 million, would amount to a total allowance of $42.8 million, or 1.55% of total loans outstanding as of June 30, 2006. This compares to the undisbursed allocation of $2.9 million, for a total allowance of $35.0 million, or 1.53% of total loans outstanding for the same time period last year.

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

ALLOWANCE FOR LOAN LOSSES - QUANTITATIVE FACTORS
------------------------------------------------

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

All other loans that have not been identified with degradation in quality have background reserves based upon our experience and information concerning actual industry losses by loan types. The background reserves are reviewed quarterly to determine if established percentages are appropriate.

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

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES (Continued)
-------------------------------------

The allocation of the allowance for loan losses at June 30, 2006 is as follows:

      (In thousands)
      --------------                                 Amount
                                                 --------------
      Commercial and agriculture                       $11,920
      Real Estate:
        Commercial                                      12,574
        Construction and land development                4,223
        Residential                                      6,135
      Installment and other                              1,008
      Unallocated                                        3,547
                                                 --------------
                                                        39,407
      Undisbursed loans                                  3,379
                                                 --------------
      Total                                             42,786
                                                 ==============

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2006 and 2005. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two six month periods, activity in mortgage loans originated and sold was about 79% higher in 2006 than the 2005 activity, indicating a greater penetration into this market.

Cash flows from investment activities, required for funding loan growth for 2006 were almost 1.6 times the loan growth 2005. Funding for the loan growth in the first six months of 2006 was 43% from time certificates of deposits and 30% from core deposits. This emphasizes the strong first six months loan growth of the Corporation. AFS securities purchased is mainly for collateralizing certain types of deposits.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY (Continued)
---------------------

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation's earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. As of June 30, 2006 the model predicted that net income would increase if interest rates rise and decline if rates fall. Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $15.8 million. Also assuming a one-year horizon, if rates decline by 2%, net income is estimated to decrease by approximately $7.7 million. These amounts are embedded with a convexity impact of approximately a positive $11.1 million and a positive $1.6 million, respectively. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

CAPITAL - June 30, 2006/December 31, 2005
-----------------------------------------

Consolidated capital of the Corporation for financial statement purposes at second quarter end 2006 was $368.1 million. This amount compares to $296.1 million at December 31, 2005, an increase of $72.0 million, or 24.3%. During this period, the Corporation did not repurchase any shares of its common stock in the open market, but paid cash dividends totaling $10.1 million.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAPITAL (Continued)
-------------------

The Corporation's regulatory capital ratios as of June 30, 2006 were as follows:

                                                              Tier I              Tier 2             Leverage
                                                          (Core) Capital      (Total) Capital        Capital
                                                         -----------------   -----------------   -----------------

GAAP Capital                                                     $368,146            $368,146            $368,146
   Net unrealized on AFS securities                                (4,824)             (4,824)             (4,824)
Less:
   Unrealized loss on equity securities                              (584)               (584)               (584)
Qualifying Trust Preferred securities                               5,000               5,000               5,000
   Goodwill                                                       (40,611)            (40,611)            (40,611)
Add:
   Loan loss reserve including allowance for
    off balance sheet credit exposure                                                  42,786
   Disallowed portion of the loan loss reserve (1)                      -              (6,165)                  -
                                                         -----------------   -----------------   -----------------
                                                                                       36,621
                                                                             -----------------

Total regulatory capital (numerator)                             $327,127            $363,748            $327,127
                                                         =================   =================   =================

Total risk weighted assets (a)                                 $2,929,649          $2,929,649
Less:
   Disallowed portion of the loan loss reserve                     (6,165)             (6,165)
                                                         -----------------   -----------------
Adjusted risk weighted assets (denominator)                    $2,923,484          $2,923,484
                                                         =================   =================
Total average assets, for the quarter
 less Goodwill (denominator)                                                                            2,995,224
                                                                                                 =================
Capital as a percent of adjusted risk
 weighted assets and/or average assets                             11.19%              12.44%              10.92%
                                                         =================   =================   =================

Bank's minimum ratio for "well
 capitalized" purposes                                              6.00%              10.00%               5.00%
                                                         =================   =================   =================

Actual at December 31, 2005                                        11.12%              12.37%              10.99%
                                                         =================   =================   =================

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

FORWARD-LOOKING INFORMATION
---------------------------

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as "may", "will", "expect", "anticipate", "believe", "estimate",

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENT (Continued)
-------------------------------------

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

At June 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Corporation's interest rate risk since December 31, 2005. For additional information, refer to the Corporation's annual report on Form 10-K for the year ended December 31, 2005.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) The Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each conclude that as of June 30, 2006, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b) Changes in Internal Controls: During the quarter ended June 30, 2006, the Registrant did not make any significant changes to its internal controls that have materially affected, or are reasonably likely to materially affect these controls. Accordingly, no corrective actions were taken.

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

     Limitations on the Effectiveness of Controls. The Corporation's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected, but can only provide a reasonable level of assurance. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, management believes that the Corporation's control systems provide a reasonable level of assurance.

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

Item 1A.  Risk Factors

          For the period ending June 30, 2006, there were no material changes to the risk factors of the Corporation as previously disclosed in Item 1A, Part I, of the Corporation's Form 10-K for the annual period ending December 31, 2005. For additional information, refer to Item 1A, Part I, of the Corporation's Form 10-K for the annual period ending December 31, 2005.

Item 2.   Unregistered Sales of Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Corporation's 2006 Annual Meeting of Shareowners held in Everett, Washington on April 19, 2006, the shareowners voted on the following:

          (a) A proposal to elect seven (7) directors of the Corporation to serve for one, two and three-year terms ending, as follows:

--------------------------------------------------------------------------------
                                                  Votes               Term
    Director                  Votes For      Against/Withheld      Expiration
--------------------------------------------------------------------------------
David M. Cuthill             24,223,739          270,980              2007
--------------------------------------------------------------------------------
Mark O. Zenger               24,262,808          261,911              2007
--------------------------------------------------------------------------------
Patrick M. Fahey             24,122,823          401,896              2008
--------------------------------------------------------------------------------
Lucy DeYoung                 24,214,330          307,389              2009
--------------------------------------------------------------------------------
John J. Dickson              24,228,834          296,541              2009
--------------------------------------------------------------------------------
William J. Robinson          24,170,883          373,445              2009
--------------------------------------------------------------------------------
Edward C. Rubatino           24,212,778          312,575              2009
--------------------------------------------------------------------------------

          (b) A proposal for the approval of the Frontier Financial Corporation 2006 Stock Incentive Plan. The proposal received 14,376,225 votes for and 3,011,300 votes against, with the holders of 973,486 shares abstaining.

          (c) A proposal to ratify the appointment of Moss Adams, LLP as the Corporation's independent auditors for 2006. The proposal received 24,011,283 votes for and 310,940 votes against, with the holders of 202,496 shares abstaining.

--------------------------------------------------------------------------------
FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5.   Other Information

          (a) On June 21, 2006, the Board of Directors of the Corporation declared a $.18 per share third quarter 2006 cash dividend to shareowners of record as of July 10, 2006, and payable July 24, 2006.

          (b) For the quarter ended June 30, 2006, there were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

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

               31.1 Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes- Oxley Act of 2002 attached as Exhibit 31.1.

               31.2 Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

               32.1 Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

               32.2 Certification of Chief Financial Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.

          (b)  Reports on Form 8-K:

               On April 20, 2006, the Corporation filed an 8-K announcing first quarter 2006 earnings results.

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



Date:  July 31, 2006                              /s/ John J. Dickson
       -------------                              -------------------
                                                  John J. Dickson
                                                  President and CEO






Date: July 31, 2006                               /s/ Carol E. Wheeler
      -------------                               --------------------
                                                  Carol E. Wheeler
                                                  Chief Financial Officer