Form 10-Q
period 2006-09-30
FRONTIER FINANCIAL CORP /WA/
filed 2006-11-08
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   ☒  No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Nonaccelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, no par value	45,320,242

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

-i-

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED BALANCE SHEET

(In thousands, except shares)	(Unaudited)
ASSETS	September 30, 2006	December 31, 2005

Cash & due from banks	$90,235	$85,631
Federal funds sold	26,501	733
Securities:
Available for sale-fair value	114,259	104,904
Held to maturity-amortized cost	4,410	5,713
Total securities	118,669	110,617
Loans receivable:
Held for sale	6,091	5,711
Held for portfolio, net of unearned income	2,822,930	2,383,513
Less allowance for loan losses	(40,014)	(33,805)
Net loans	2,789,007	2,355,419

Premises & equipment, net	28,481	29,769
Intangible assets	40,548	6,476
Federal Home Loan Bank stock	15,030	14,154
Bank owned life insurance	21,969	18,136
Other assets	23,472	19,340
TOTAL ASSETS	$3,153,912	$2,640,275

LIABILITIES
Deposits:
Noninterest bearing	$383,767	$395,852
Interest bearing	2,076,914	1,665,528
Total deposits	2,460,681	2,061,380
Federal funds purchased and securities sold under repurchase agreements	13,496	20,813
Federal Home Loan Bank advances	267,965	240,000
Junior subordinated debt	5,156	-
Other liabilities	23,798	21,985
TOTAL LIABILITIES	2,771,096	2,344,178

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 45,315,383 and 42,657,225 shares issued and outstanding at September 30, 2006 and December 31, 2005	182,302	131,695
Retained earnings	194,332	159,978
Accumulated other comprehensive income, net of tax effect	6,182	4,424
TOTAL SHAREOWNERS' EQUITY	382,816	296,097
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$3,153,912	$2,640,275

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for number of shares and per share amounts)
	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
INTEREST INCOME
Interest and fees on loans	$64,554	$45,459	$178,531	$124,370
Interest on investments	1,647	1,304	4,236	3,947
Total interest income	66,201	46,763	182,767	128,317
INTEREST EXPENSE
Interest on deposits	20,162	10,792	52,718	28,619
Interest on borrowed funds	3,371	2,841	9,897	8,035
Total interest expense	23,533	13,633	62,615	36,654
Net interest income	42,668	33,130	120,152	91,663
PROVISION FOR LOAN LOSSES	(1,700)	(1,400)	(5,200)	(3,300)
Net interest income after provision for loan losses	40,968	31,730	114,952	88,363
NONINTEREST INCOME
Provision for loss on equity investment	-	(2)	-	(210)
Gain on sale of secondary mortgage loans	379	364	1,048	920
Service charges on deposit accounts	1,037	1,093	3,163	3,330
Gain on sale of premises and equipment	171	-	2,395	-
Other noninterest income	1,879	1,962	5,614	5,993
Total noninterest income	3,466	3,417	12,220	10,033
NONINTEREST EXPENSE
Salaries and employee benefits	10,417	9,256	30,984	26,495
Occupancy expense	2,265	1,867	6,756	5,507
State business taxes	534	545	1,708	1,491
Other noninterest expense	3,192	2,903	9,997	8,599
Total noninterest expense	16,408	14,571	49,445	42,092
INCOME BEFORE PROVISION FOR INCOME TAX	28,026	20,576	77,727	56,304
PROVISION FOR INCOME TAX	(9,500)	(6,998)	(26,368)	(19,021)
NET INCOME	$18,526	$13,578	$51,359	$37,283
Weighted average number of shares outstanding for the period	45,276,225	42,558,987	44,901,918	42,428,415
Basic earnings per share	$0.41	$0.32	$1.14	$0.88
Weighted average number of diluted shares outstanding for period	45,743,603	42,832,271	45,346,480	42,663,293
Diluted earnings per share	$0.40	$0.32	$1.13	$0.87

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2006	September 30, 2005
Net Income	$51,359	$37,283
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,356	2,753
Provision for loan losses	5,200	3,300
Loss (gain) on sale of premises and equipment	(2,395)	-
Deferred taxes	(3,714)	(302)
Provision for loss on equity investment	-	210
Gain on sale of secondary mortgage loans	(1,048)	(920)
Excess tax benefits associated with equity-based compensation	(574)	(216)
Dividend income from Federal Home Loan Bank	-	(58)
Increase in surrender value of bank owned life insurance	(3,833)	(548)
Changes in operating assets and liabilities
Income taxes payable	(1,354)	515
Interest receivable	(2,677)	(1,675)
Interest payable	2,292	1,420
Proceeds from sales of mortgage loans	78,505	64,840
Origination of mortgage loans held for sale	(77,836)	(66,820)
Other operating activities	1,009	2,149
Net cash provided by operating activities	47,290	41,931
CASH FLOWS FROM INVESTING ACTIVITIES
Net federal funds sold	(25,768)	2,942
Proceeds from the maturities of available for sale securities	17,265	77,122
Proceeds from maturities held to maturity securities	1,295	110
Purchase of investment securities available for sale	(17,189)	(51,987)
Acquisition of bank	11,037	-
Net cash flows from loan activities	(439,417)	(332,119)
Purchases of premises and equipment	(1,712)	(2,727)
Proceeds from sale of other real estate	-	25
Proceeds from sale of premise and equipment	2,477	100
Other investing activities	(1,251)	2,365
Net cash used by investing activities	(453,263)	(304,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits	148,093	40,428
Net change in certificates of deposit	251,208	187,600
Stock options exercised	3,801	2,150
Cash dividends paid	(15,561)	(12,332)
Net change in federal funds purchased and securities sold under repurchase agreements	(7,317)	4,392
Advances from Federal Home Loan Bank	91,756	90,000
Repayment of Federal Home Loan Bank advances	(63,791)	(25,013)
Excess tax benefits associated with equity-based compensation	574	216
Other financing activities	1,814	1,858
Net cash provided by financing activities	410,577	289,299

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(In thousands)	(Unaudited)
	September 30, 2006	September 30, 2005

INCREASE IN CASH AND DUE FROM BANKS	4,604	27,061

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	85,631	70,851

CASH AND DUE FROM BANKS AT END OF PERIOD	$90,235	$97,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$60,137	$35,234
Cash paid during the period for income taxes	26,445	18,300

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of an investment through the issuance of common shares in 2005 was $1,600.

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF CONSOLIDATION - RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation (“FFC” or the “Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a nonbank corporation which leases property to the Bank. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2005 Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the financial condition and results of operation for the interim periods presented. Operating results for the three and nine months ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2006 presentation. These classifications have not had an effect on previously reported income, retained earnings, or earnings per share.

NOTE 2. ACQUISITION

On January 31, 2006, the Corporation acquired 100 percent of the outstanding shares of NorthStar Financial Corporation (“NorthStar”). NorthStar’s results of operations have been included in the consolidated financial statements since that date. NorthStar had two full service offices in the Seattle communities of Ballard and Fremont. The purchase of NorthStar provided Frontier the opportunity to fill in branches within its market area. The aggregate purchase price was $46.4 million.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards 141. Accordingly the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date and the amounts are summarized in the following table:

In Thousands
Purchase Price
Total value of the Corporation's common stock exchanged	$43,731
Value of stock options assumed	2,709
Total Purchase Price		$46,440
Allocation of purchase price
NorthStar's shareowner equity		11,931
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans		278
Core deposit intangible		681
Federal Home Loan Bank advances		159
Junior subordinated debentures		52
Fair value of other net assets acquired		13,101
Goodwill resulting from acquisition		$33,339

The acquired core deposit intangible asset has a useful life of approximately 5 years. The $33.3 million of goodwill assigned to the NorthStar business segment is not deductible for tax purposes.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. - (Continued)

The fair value of assets and liabilities of NorthStar at the date of acquisition are presented below:

Cash	$3,481
Securities available-for-sale	8,176
Federal funds sold and interest bearing deposits at banks	8,003
Loans, net of allowance for loan losses of $2,501	150,099
Premises and equipment, net	178
Bank owned life insurance	3,174
Other assets	2,521
Investment in Trust I and Trust II	156
Goodwill	33,339
Total assets	209,127
Deposits	(145,172)
Federal Home Loan Bank advances	(11,152)
Junior subordinated debentures	(5,104)
Other liabilities	(1,259)
Net assets acquired	$46,440

The following unaudited pro forma condensed consolidated financial information presents the results of operations of the Corporation had the acquisition taken place January 1, 2005:

	Three Months Ended		Nine Months Ended
In Thousands, except for share and per share amounts	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net interest income	$42,668	$38,682	$120,756	$97,215
Provision for loan losses	(1,700)	(2,010)	(5,215)	(3,910)
Noninterest income	3,466	4,272	12,241	10,888
Noninterest expense	16,408	18,058	49,637	45,579
Income before income tax	28,026	22,886	78,145	58,614
Net income	18,526	15,068	51,639	38,773
Per common share information:
Average common shares issued and outstanding	45,276,225	44,742,926	45,159,748	44,607,488
Basic earnings per share	$0.41	$0.34	$1.14	$0.87
Average diluted common shares issued and outstanding	45,743,603	45,123,004	45,604,310	44,948,923
Diluted earnings per share	$0.40	$0.33	$1.13	$0.86

NOTE 3. SHARE-BASED COMPENSATION

The Corporation adopted Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123 (R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Prior to the adoption of SFAS No. 123 (R), the Corporation accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, the Corporation previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - (Continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 in 2005.

(In thousands, except per share and option data)	Three Months Ended 9/30/06	Three Months Ended 09/30/05	Nine Months Ended 9/30/06	Nine Months Ended 9/30/05

Net income, as reported	$18,526	$13,578	$51,359	$37,283
Add: Share-based employee compensation expense associated with stock options determined under fair value method for all option awards, net of related tax effects	-	-	-	-

Less: Total shared-based employee compensation expense associated with stock options determined under fair value method for all options awards, net of related tax effects	-	-	-	-
Proforma Net Income	$18,526	$13,578	$51,359	$37,283

Earnings Per Share:
Basic - as reported	$0.41	$0.32	$1.14	$0.88
Basic - proforma	0.41	0.32	1.14	0.88
Diluted - as reported	0.40	0.32	1.13	0.87
Diluted - proforma	0.40	0.32	1.13	0.87

Incentive Stock Option Plan

The Corporation’s Incentive Stock Option Plan (“Plan”) is shareowner approved and administered by the Personnel Committee of the Board. The maximum number of shares that may be issued under the Plan is 5,250,000. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization or reorganization. Options are granted at fair market value and subject to a vesting schedule. Options expire ten years from the date of grant, and are subject to certain restrictions and limitations.

At September 30, 2006, 1,264,598 options were outstanding and exercisable under this plan.

The following table presents the activity related to options for the nine months ended September 30, 2006:

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. - (Continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)

Balance, December 31, 2005	1,428,185	$15.28
Granted	-	-
Merger	222,684	7.29
Exercised	(374,785)	11.12
Forfeited/expired	(11,486)	20.44
Balance September 30, 2006	1,264,598	$16.46	7.54	$11,987

No options were granted during the nine months ended September 30, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised for the nine months ended September 30, 2006 and 2005 was $4.3 million and $1.4 million, respectively.

Cash received from options exercised for the nine months ended September 30, 2006 and 2005 was $3.8 million and $2.2 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $574 thousand and $205 thousand, respectively, for the nine months ended September 30, 2006 and 2005.

1999 Employee Stock Award Plan

The Corporation adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries. Employees eligible to receive stock awards under this plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors. The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization. The stock awards vest immediately when granted. The plan is effective for ten years from adoption. There are currently 37,787 shares issuable under this plan.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES

The investment portfolio of the Corporation is classified into one of two groups: 1) securities Available-For-Sale (AFS), and 2) securities Held-to-Maturity (HTM). Securities that are classified as AFS are carried at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital, net of tax. AFS securities may be sold at any time. Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.

As of September 30, 2006, the Corporation held Federal Home Loan Bank (FHLB) bonds that had a book value of $32.0 million and a market value of $31.2 million.

Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The following tables display the characteristics of the AFS and HTM portfolios as of September 30, 2006:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Less than 12 months Gross Unrealized Losses	12 months or more Gross Unrealized Losses	Aggregate Fair Value
AFS SECURITIES
Equities	$28,928	$10,941	-	$(439)	$39,430
U.S. Treasuries	4,155	49	(2)	-	4,202
U.S. Agencies	53,283	75	(48)	(1,032)	52,278
Corporate securities	16,700	246	(23)	(244)	16,679
Municipal securities	1,684	1	(15)	-	1,670
	104,750	11,312	(88)	(1,715)	114,259
HTM SECURITIES
Municipal securities	2,884	45	-	-	2,929
Corporate securities	1,526	-	(11)	-	1,515
	4,410	45	(11)	-	4,444
	$109,160	$11,357	$(99)	$(1,715)	$118,703

	MATURITY SCHEDULE OF SECURITIES
	Available for Sale		Held to Maturity
MATURITY	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0-1 Yr	$43,909	$54,319	$435	$436
1-5 Yrs	57,707	56,519	2,215	2,243
5-10 Yrs	586	636	234	250
Over 10 Yrs	2,548	2,785	1,526	1,515
	$104,750	$114,259	$4,410	$4,444

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - (Continued)

As of September 30, 2006, and 2005, the Bank held FHLB of Seattle stock of $15.0 million and $14.2 million, respectively. In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board (“Finance Board”). In May 2005, the Finance Board accepted the Seattle Bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle Bank’s board adopted a resolution that suspends dividends on all classes of stock going forward. The Seattle Bank anticipates a trend of net losses for 2005 and 2006, with the potential for net income in 2007. Since December of 2004, the Seattle Bank board has suspended all Class B(1) stock repurchases, and allowed limited Class B(2) stock repurchases. The new policy does not allow Class B(2) stock repurchases; however, the Seattle Bank may seek waivers from the Finance Board to allow for very limited repurchases of Class B(2) stock. The dividend income shown on the statement of cash flows represents dividends declared in 2004 but not paid until 2005.

Frontier currently holds three types of securities in our available-for-sale portfolio that have had an unrealized loss for twelve months or more.

The first type of security involves preferred stock. There are 25,000 shares of Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock, dividend received deduction (DRD), with an amortized cost of $1.3 million and a market value of $1.2 million and 37,300 shares of Federal National Mortgage Association (FNMA) preferred stock, DRD, with an amortized cost of $2.0 million and a market value of $1.7 million. These securities yield 5.375% and are callable in 2007. They are rated Aa3/AA- by two nationally recognized rating organizations and all dividend payments have been made on time. Although financial controversies have surfaced in the past regarding these government sponsored agencies, we believe the main driver of the reduced value in these bonds has been higher interest rates. Therefore, we do not consider any portion of these investments to be other-than-temporarily impaired.

The next type of security involves FFCB, FNMA, FHLB and FHLMC bonds. The book value of these bonds is $47.0 million, have coupons ranging from 3.10% to 5.00% and a market value of $46.0 million. The four agencies, each sponsored by the U.S. government, are rated AAA by both of the major nationally recognized rating organizations. These bonds are medium term instruments ranging in maturities from 2006 to 2009. In spite of the negative disclosures regarding some of these agencies over the past year, we believe that the increase in interest rates since the purchase of the bonds is responsible for their declining value. All interest payments have been made on time, and therefore, we do not consider any part of these investments to be other-than-temporarily impaired.

The last type of security involves corporate bonds. The book value of these securities is $11.1 million and a market value of $10.9 million. These bonds are investment grade securities and have maturities ranging from 2007 to 2008. These securities have coupons ranging from 3.25% to 6.50%. We do not consider any portion of these securities to be other-than-temporarily impaired.

NOTE 5. LOANS

The following is an analysis of the loan portfolio by major type of loans (including held for sale):

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS - (Continued)
(In thousands)

	September 30, 2006	December 31, 2005
Loans (including loans held for sale):
Commercial and agriculture	$359,988	$321,980
Real Estate:
Commercial	884,479	860,826
Construction and land development	1,300,681	978,120
Residential	236,734	196,848
Installment and other	62,792	46,825
	2,844,674	2,404,599
Unearned Fee Income	(15,653)	(15,375)
Total Loans	$2,829,021	$2,389,224

NOTE 6. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value.  Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Corporation is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not expected to have a material impact on the Corporation’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on the Corporation’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, or results of operations.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the third quarter of 2006 was $18.5 million versus $13.6 million for the third quarter of 2005, an increase of $4.9 million, or 36.4%. Net interest income increased $9.5 million, or 28.8%; and the provision for loan losses increased $300 thousand, or 21.4% from a year ago. Earnings per diluted share were $.40 in the current quarter as compared to $.32 in the third quarter of 2005. The largest contributing factor to the increase in net income was the increase in net interest income.

In the discussion below, comparison is between the third quarters of 2006 and 2005, unless otherwise stated.

The year to date return on average assets (ROAA) was 2.37% in 2006 as compared to 2.14% in 2005. The annualized return on average shareowners’ equity (ROAE) in 2006 was 19.85%, as compared to 19.33% in 2005.

FINANCIAL REVIEW

MARKET AREA

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank. With forty-four banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit and Whatcom counties, Frontier Bank serves nearly the entire Puget Sound Region. The Puget Sound Region is home to approximately 60% of the population of Washington State. Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Nordstrom, Microsoft, Paccar, Starbucks, Washington Mutual, and Weyerhaeuser located in the region.

BALANCE SHEET - September 30, 2006/December 31, 2005

Loan growth for the first three quarters of 2006 was $439.8 million, or 18.4%. The growth in loans reflects an organic loan growth of $274.8 million with the remainder of $165.0 million from the acquisition of NorthStar in the first quarter of 2006. Investment securities for the same time period increased $8.1 million, or 7.3%. Federal funds sold increased $25.8 million, to $26.5 million.

Loans, net of allowance for loan losses, increased $433.6 million, or 18.4% to a balance of $2.79 billion at September 30, 2006, compared to $2.36 billion at December 31, 2005. For the first nine months of 2006, new loan originations were $1.37 billion as compared to $1.28 billion for the same period in 2005, representing a 6.7% increase. The growth is attributable primarily to the continued strong real estate market in the Puget Sound Region along with additions to the lending staff in the three new offices opened over the past year.

Since year-end 2005, the loan mix has changed as real estate construction and land development loans have increased as a percentage of the total loan portfolio, from 40.5% to 45.7%, or an increase of $323.1 million. This compares to increases in commercial and agriculture loans of $37.9 million to 12.7%, real estate commercial loans of $21.8 million to 31.1% and real estate residential loans of $41.1 million to 8.3% as a percentage of the total loan portfolio, for the same period.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET (Continued)

Regarding liabilities, total deposits increased $399.3 million, or 19.4% since year-end. As a percentage of total interest bearing deposits, NOW, money market and sweep accounts increased to 31.3% from 19.4% at year-end 2005. Savings accounts dropped to 15.8% from 29.7% and time deposits (cd’s) increased from 50.9% to 52.9%. Noninterest bearing deposits decreased $12.1 million, and interest-bearing deposits increased $411.4 million, or 24.7%. NOW, money market, and sweep accounts increased $327.5 million, or 101.6%; savings accounts decreased $167.3 million, or 33.8%; and, cd’s increased $251.2 million, or 29.6%. The deposit mix is changing because we are experiencing an inverted yield curve out past 6-9 months and it makes sense for our customers to move out of longer, fixed rate cd’s into deposit accounts which offer greater liquidity. The growth of FHLB advances since year-end 2005 of $28.0 million was to fund loan growth while at the same time extending the maturity of these fixed rate liabilities.

Capital increased 29.3% in the first nine months of the year primarily due to earnings, net of cash dividends paid to shareowners, and equity from the NorthStar merger.

BALANCE SHEET - September 30 2006/September 30, 2005

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred over the past year:

(In Thousands)
September 30,	2006	2005	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and agriculture	$359,197	$319,299	$39,898	12.5%
Real Estate:
Commercial	881,076	878,132	2,944	0.3%
Construction and land development	1,290,472	873,540	416,932	47.7%
Residential	235,551	191,402	44,149	23.1%
Installment and other loans	62,725	47,798	14,927	31.2%
Total loans	2,829,021	2,310,171	518,850	22.5%
Investments	118,669	118,876	(207)	-0.2%
Federal funds sold	26,501	3,004	23,497	782.2%
Total earning assets	$2,974,191	$2,432,051	$542,140	22.3%
Total assets	$3,153,912	$2,580,910	$573,002	22.2%

LIABILITIES
Noninterest bearing deposits	$383,767	$388,241	$(4,474)	-1.2%
Interest bearing deposits:
NOW and money market accounts	$649,786	$317,864	$331,922	104.4%
Savings accounts	327,792	560,937	(233,145)	-41.6%
Time certificates	1,099,336	756,828	342,508	45.3%
Total interest bearing deposits	2,076,914	1,635,629	441,285	27.0%
Total deposits	$2,460,681	$2,023,870	$436,811	21.6%
Federal funds purchased and securities sold under repurchase agreements	$13,496	$14,597	$(1,101)	-7.5%
FHLB advances	$267,965	$240,075	$27,890	11.6%
Junior subordinated debt	$5,156	-	$5,156	N/M
Shareowners' equity	$382,816	$285,988	$96,828	33.9%

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET (Continued)

At September 30, 2006, total loans were up $518.9 million, or 22.5% over the previous year. The increase in loans over the previous year’s corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region along with the NorthStar acquisition. Investments decreased $207 thousand, or (0.2%) for the period and federal funds sold increased $23.5 million, or 782.2%.

Noninterest bearing deposits decreased $4.5 million, or (1.2%) to $383.8 million. Interest bearing deposits increased $441.3 million, or 27.0%, with the increase shared by time certificates and short-term interest bearing transaction accounts.

At September 30, 2006, NOW, money market and sweep accounts made up 31.3% of total interest bearing deposits compared to 19.4% for third quarter 2005. In 2006, savings deposits made up 15.8% of total interest bearing deposits versus 34.3% in 2005 and time deposits made up 52.9% in 2006 versus 46.3% in 2005.

Over the last year, NOW, money market and sweep deposits increased $331.9 million, or 104.4%; savings deposits decreased $233.1 million, or (41.6%); and time deposits increased $342.5 million or 45.3%. The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits along with the NorthStar acquisition accounting for $112.2 million of deposit growth in these types of accounts.

FHLB borrowings increased $27.9 million, or 11.6% over the prior year. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $96.8 million over the past year, or 33.9%. The NorthStar merger increased capital $46.4 million and the remaining increase was primarily due to retained earnings. Please see page 29 for information regarding cash dividends paid.

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Several factors contribute to changes in net interest income. These factors include: the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, and the levels of noninterest bearing deposits, shareowners’ equity, and nonaccrual loans.

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (“TE”) or fully taxable basis. Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax. The discussion below presents an analysis based on TE amounts using a 35% tax rate. (However, there are no tax equivalent additions to the interest expense or noninterest income and expense amounts discussed on the next page.)

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Determination of Tax Equivalent Amounts:

(In thousands)

FOR THE QUARTER

Ended September 30,	2006	2005	$ Change	% Change
Total interest income, as reported	$66,201	$46,763	$19,438	41.6%
Effect of tax exempt loans and municipal bonds	252	258	(6)	-2.3%
TE interest income	66,453	47,021	19,432	41.3%
Total interest expense	23,533	13,633	9,900	72.6%
TE net interest income	$42,920	$33,388	$9,532	28.5%

Calculation of TE Net Interest Margin (quarterly annualized)
TE interest income	$265,812	$188,084	$77,728	41.3%
Total interest expense	94,132	54,532	39,600	72.6%
TE net interest income	$171,680	$133,552	$38,128	28.5%
Average earning assets	$2,949,287	$2,403,444	$545,843	22.7%
TE NIM	5.82%	5.56%

FOR THE YEAR-TO-DATE PERIOD

Ended September 30,	2006	2005	$ Change	% Change
Total interest income, as reported	$182,767	$128,317	$54,450	42.4%
Effect of tax exempt loans and municipal bonds	717	749	(32)	-4.3%
TE interest income	183,484	129,066	54,418	42.2%
Total interest expense	62,615	36,654	25,961	70.8%
TE net interest income	$120,869	$92,412	$28,457	30.8%

Calculation of TE Net Interest Margin (nine months annualized)
TE interest income	$244,645	$172,088	$72,557	42.2%
Total interest expense	83,487	48,872	34,615	70.8%
TE net interest income	$161,158	$123,216	$37,942	30.8%
Average earning assets	$2,829,116	$2,290,364	$538,752	23.5%
TE NIM	5.70%	5.38%

TE is a nonGAAP performance measurement used by management in operating and analyzing the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
For quarter ended September 30,	2006	2005	$ Change	% Change	Current Yield/Cost
ASSETS
Loans:
Commercial and agriculture	$371,722	$318,945	$52,777	16.5%	8.70%
Real estate:
Commercial	891,471	874,818	16,653	1.9%	7.68%
Construction and land development	1,235,003	826,159	408,844	49.5%	10.56%
Residential	230,260	195,373	34,887	17.9%	8.55%
Installment and other loans	63,121	48,322	14,799	30.6%	9.52%
Total loans	2,791,577	2,263,617	527,960	23.3%	9.20%
Investments	107,036	126,012	(18,976)	-15.1%	3.83%
Federal funds sold	50,674	13,815	36,859	266.8%	5.23%
Total earning assets	$2,949,287	$2,403,444	$545,843	22.7%	8.94%
Total assets	$3,128,147	$2,535,005	$593,142	23.4%

LIABILITIES
Noninterest bearing deposits	$392,838	$365,283	$27,555	7.5%
Interest bearing deposits:
NOW, money market & sweep	592,879	310,374	282,505	91.0%	3.40%
Savings	345,348	580,946	(235,598)	-40.6%	2.41%
Time certificates	1,115,656	738,364	377,292	51.1%	4.62%
Total interest bearing deposits	2,053,883	1,629,684	424,199	26.0%	3.89%
Total deposits	$2,446,721	$1,994,967	$451,754	22.6%	3.27%
Federal funds purchased and repurchase agreements	$12,905	$15,992	($3,087)	-19.3%	4.55%
FHLB advances	$263,479	$227,142	$36,337	16.0%	4.72%
Junior subordinated debt	$5,156	-	$5,156	N/A	6.69%
Total interest bearing liabilities	$2,335,423	$1,872,818	$462,605	24.7%	4.00%
Shareowners' equity	$373,320	$280,974	$92,346	32.9%

At the end of third quarter of 2006 and 2005, average total earning assets as a percent of average total assets were 94.3% compared to 94.8%, respectively. This ratio indicates how efficiently assets are being utilized. Average loans were 89.2% and 89.3% of average assets, respectively, and investments were 3.4% and 5.0%, for the same periods. Average federal funds sold were 1.6% and 0.5% over the same periods. Average total loan-to-deposits ratios were 114.1% and 113.5%. For the quarter ending September 30, 2006, average NOW, sweep and money market accounts were 25.4% of total interest bearing liabilities (“IBL”); average savings accounts were 14.8% of total IBL and average time certificates were 47.8% of total IBL. Average borrowings were 12.0% of total IBL. Tax equivalent net interest income increased $9.5 million, or 28.5% when compared to the same quarter a year ago.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The TE yield on total earning assets increased 118 basis points (bps) in the third quarter of 2006 to 8.94% compared to 7.76% in 2005. Loans increased in yield from 8.00% in 2005 to 9.20% in the current period, an increase of 120 bps, or 15.0%, which is due to the Federal Reserve Board’s eleven rate increases since December 31, 2004, totaling 275 bps. Sixty-two percent of the increased interest income in the current quarter is attributable to the volume of loans and the remainder attributable to the change in rate.

On a quarterly TE basis, net interest income was $42.9 million in 2006, versus $33.4 million in 2005, an increase in net interest income of $9.5 million, or 28.5%. The increase in net interest income was the result of total interest income increasing $19.4 million, and total interest expense increasing $9.9 million. The increase of $545.8 million in the average balance of earning assets increased interest income by $12.0 million and the increase in interest rates increased interest income by $7.4 million, for a total increase of $19.4 million.

The annualized yield on total loans increased from 8.0% in the third quarter 2005 to 9.20% in the third quarter 2006. Commercial and agriculture loans increased in yield from 7.32% to 8.70%; real estate commercial loans increased in yield from 6.98% to 7.68%; real estate construction and land development loans increased in yield from 9.22% to 10.56%; real estate residential loans increased in yield from 8.30% to 8.55%; and installment loans increased in yield from 8.88% to 9.52%.

The yield on investments decreased from 3.92% in 2005 to 3.83% in 2006 and the yield on federal funds sold increased from 3.39% in 2005 to 5.23% in 2006.

INTEREST BEARING LIABILITIES

The increase in the average balance of total interest bearing liabilities of $462.6 million increased interest expense by $3.6 million and the increase in rates paid on interest bearing liabilities increased interest expense by $6.3 million, for a total increase in interest expense of $9.9 million. The cost of total interest bearing liabilities increased 111 basis points from 2.89% in 2005 to 4.0% in 2006.

The increase in the average balance of interest bearing deposits of $424.2 million increased interest expense by $3.2 million, and the rate paid on interest bearing deposits increased interest expense by $6.2 million, for a net increase of $9.4 million.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $38.4 million increased interest expense by $411 thousand and the rates paid on these borrowings increased interest expense by $119 thousand, for a net increase of $530 thousand.

The cost of NOW, money market and sweep accounts increased from 1.41% in 2005, to 3.40% in 2006. Savings account costs were 2.07% in 2005, and 2.41% in 2006. Time certificate of deposits increased in cost from 3.58% in 2005 to 4.62% in 2006. The cost of short-term borrowings increased from 3.05% to 4.55%, and the cost of FHLB borrowings decreased from 4.75% in 2005 to 4.72% in 2006. The average cost of interest bearing liabilities increased from 2.89% in 2005 to 4.00% in 2006.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME AND EXPENSE - September 30, 2006/September 30, 2005

Total noninterest income increased $49 thousand in the third quarter of 2006, or 1.4% from the same quarter a year ago. Service charges decreased $56 thousand to $1.0 million, or a 5.1% decrease. The lack of service charge growth on deposit accounts is due to increased earnings credit rates and customers’ increased usage of debit and credit cards. Other noninterest income decreased $83 thousand or (4.2%) in the current quarter due mainly to the sale of bank assets and other real estate owned in the third quarter of last year of $220 thousand.

The market value of trust assets at quarter-end September 2006 was $383.2 million, as compared to $344.7 million in 2005, an increase of $38.5 million, or 11.2%. Trust assets are not included in the Corporation’s consolidated balance sheet. Trust revenue for the quarters ended September 30, 2006 and 2005 was $443 thousand and $390 thousand, respectively.

Total noninterest expenses increased $1.8 million or 12.6% for the period. Salaries and benefits increased $1.2 million or 12.5%. Of the 12.5% increase, approximately 9.1% related to staff additions, and 3.4% related to merit increases and benefits. Other noninterest expense increased $289 thousand in the third quarter 2006, or 10.0%. This increase was primarily driven by increased marketing expense of $133 thousand and increased donations of $71 thousand.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead. This ratio is then compared to others in the industry. The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items. The lower the number, the more efficient the organization. The Corporation’s efficiency ratio for the third quarter was 35% for 2006 and 40% for 2005. The Corporation’s ratio places it among the performance leaders in the industry.

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY (Continued)

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)
	Nine months ended September 30, 2006	Twelve months ended December 31, 2005
Beginning balance	$37,075	$32,728
Charge offs:
Commercial and agriculture	(1,524)	(267)
Real estate:
Commercial real estate	-	-
Construction and land development	-	(4)
Residential	-	(102)
Installment and other	(129)	(333)
Total charge offs	(1,653)	(706)
Recoveries:
Commercial and agriculture	350	623
Real estate:
Commercial	-	-
Construction and land development	-	142
Residential	-	27
Installment and other	43	61
Total recoveries	393	853
Net (charge offs) recoveries	(1,260)	147
Provision for loan losses	5,200	4,200
Merger	2,501	-
Balance before portion identified for undisbursed loans	43,516	37,075
Portion of reserve identified for undisbursed loans and reclassified as a liability	(3,502)	(3,270)
Balance at end of period	$40,014	$33,805
Average loans for the period	$2,690,637	$2,350,513
Ratio of net charge offs to average loans outstanding during the period	0.047%	-0.006%

IMPAIRED ASSETS

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPAIRED ASSETS (Continued)

The assessment of impairment occurs when and while such loans are on nonaccrual status, or the loan has been restructured. When a loan with unique characteristics has been identified as being impaired, the Corporation will measure the amount of the impairment. If the value after the impairment measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan. Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

Nonperforming loans and impaired assets are summarized as follows:

(In thousands)

Period ended September 30,	2006	2005
Nonaccruing loans:
Commercial and agriculture	$54	-
Real estate:
Commercial	427	$179
Construction and land development	7,143	-
Residential	-	140
Installment and other	-	47
Total nonaccruing loans	7,624	366
Other real estate owned	-	-
Total nonperforming assets	$7,624	$366
Restructured loans	-	-
Total loans at end of period	$2,829,021	$2,310,171
Total assets at end of period	$3,153,912	$2,580,910

Total nonperforming assets to total loans	0.27%	0.02%
Total nonperforming assets to total assets	0.24%	0.01%
Total impaired assets to total assets	0.24%	0.01%

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

The table above reflects nonaccrual loans increased by $7.3 million to $7.6 million as of September 30, 2006. The ratio of nonaccrual loans to total assets as of September 30, 2006 was 0.24% as compared to 0.01% at September 30, 2005. There are six loans currently in nonaccrual status of which $7.1 million is centered in one loan. Efforts are continuing to collect these loans with many involving some measure of legal action.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) is carried at the lesser of book value or market value less selling costs. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

The Corporation ended the third quarter of 2006 and 2005 with a no OREO property.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)	September 30, 2006		December 31, 2005
	Amount	% of total	Amount	% of total
Commercial and agriculture	$359,197	12.7%	$321,303	13.4%
Real estate loans:
Commercial	881,076	31.1%	859,251	36.0%
Construction and land development	1,290,472	45.7%	967,335	40.5%
Residential	235,551	8.3%	194,483	8.1%
Installment and other	62,725	2.2%	46,852	2.0%
Total	$2,829,021	100.0%	$2,389,224	100.0%

As shown in the table above the Corporation emphasizes commercial real estate and construction and land development related lending. The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties. These loans are principally secured by first trust deeds with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%. A substantial number of these properties are owner occupied. While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there were to be a downturn in the Puget Sound region real estate market.

Real estate construction and land development loans are generally composed of commitments to customers within our market area for construction purposes. Loans within this category are used for construction projects that range from residential and commercial land development to residential and commercial building projects. They are generally secured by first trust deeds with well-defined repayment sources following project completion. Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity.

We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of loans.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2006 and 2005, we had an immaterial amount of foreign loans.

ALLOWANCE FOR LOAN LOSSES - QUALITATIVE FACTORS

As of September 30, 2006, the allowance for loan loss balance totaled $40.0 million, or 1.41% of total loans, as compared to $33.2 million, or 1.44% of total loans at September 30, 2005. The allowance for loan losses, including the allocation for undisbursed loans of $3.5 million, would amount to a total allowance of $43.5 million, or 1.54% of total loans outstanding as of September 30, 2006. This compares to the undisbursed allocation of $3.2 million, for a total allowance of $36.4 million, or 1.58% of total loans outstanding for the same time period last year.

Management and the Board review policies and procedures annually, or more often, and changes are made to reflect the current operating environment and regulatory requirements. Part of these policies and procedures is an internal credit risk review process. During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management and the Board, which makes the determination if the risk is reasonable and if the reserve is adequate.

Taken into consideration when the analysis is performed are national and local economic trends and conditions. The analysis also takes into consideration the level of, or trends in, delinquencies and nonaccruing loans. Management monitors delinquencies monthly and reports are prepared for the Board of Directors to review. Delinquencies for commercial and agriculture, installment and real estate loans are charted separately by their types and by geographic areas.

Another consideration is the volume and terms of loans. Management reviews the growth and terms of loans so that the allowance can be adjusted for current needs. See page 21 for a discussion of credit concentrations.

ALLOWANCE FOR LOAN LOSSES - QUANTITATIVE FACTORS

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable loan losses. Management’s evaluation of the allowance is based on a continual review of the market area served, local and national economic conditions, the growth and composition of the loan portfolio and the related risk characteristics, and the quality of the portfolio.

The Corporation has an active ongoing credit review function. Evidence of a loan degradation occurring is generated by a decrease in that particular loan’s internal watch rating. An assessment of these loans is performed to determine whether it is appropriate to establish a specific allocation reserve or write down as directed by FAS 114, Accounting by Creditors for Impairment of a Loan. If appropriate, such allocation reserve or write down is made.

All other loans that have not been identified with degradation in quality have background reserves based upon the Bank’s experience and information concerning actual industry losses by loan types. The background reserves are reviewed quarterly to determine if established percentages are appropriate.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES (Continued)

Every quarter certain qualitative facts are evaluated to determine if certain adjustments are required for any of the background reserves established. This is accomplished through an internal narrative and the tracking of statistics including but not limited to unemployment rates, historical charge offs, job growth, effects of changing interest rates, housing starts, housing sales, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate and economic trends.

The allocation of the allowance for loan losses at September 30, 2006 is as follows:

(In thousands)
Amount
Commercial and agriculture	$9,275
Real Estate:
Commercial	12,098
Construction and land development	4,805
Residential	7,698
Installment and other	995
Unallocated	5,143
40,014
Undisbursed loans	3,502
Total	$43,516

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

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2006 and 2005. This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two nine month periods, activity in mortgage loans originated and sold was about 16% higher in 2006 than the 2005 activity, indicating increased activity this year, but slowing from the 2nd quarter of this year when activity was 79% higher.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Cash flows required for funding loan growth for 2006, were 32% higher than the loan growth in 2005. Funding for loan growth in the first nine months of 2006 was 61% from time certificates of deposits and 36% from core deposits. This emphasizes the strong first nine months loan growth of the Corporation.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital. The model calculates the change in net interest income and net income under various rate shocks. As of September 30, 2006, the model predicted that net income would increase if interest rates rise and decline if rates fall. Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $15.3 million. Also assuming a one-year horizon, if rates decline by 2%, net income is estimated to decrease by approximately $3.5 million. These amounts are embedded with a convexity impact of approximately a positive $13.4 million and a positive $4.9 million, respectively. Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change. The actual change in earnings will be dependent upon the dynamic changes that occur when rates change. Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

CAPITAL - September 30, 2006/December 31, 2005

Consolidated capital of the Corporation for financial statement purposes at third quarter end 2006 was $382.8 million. This amount compares to $296.1 million at December 31, 2005, an increase of $86.7 million, or 29.3%. During this period, the Corporation paid cash dividends totaling $15.6 million, but did not repurchase any shares of its common stock in the open market.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL (Continued)

The Corporation’s regulatory capital ratios as of September 30, 2006, were as follows:

(In thousands)	Tier I (Core) Capital	Tier 2 (Total) Capital	Leverage Capital

GAAP Capital	$382,816	$382,816	$382,816
Net unrealized gain on AFS securities	(6,182)	(6,182)	(6,182)
Less:
Unrealized loss on equity securities	(223)	(223)	(223)

Goodwill and other intangibles	(40,548)	(40,548)	(40,548)
Add:
Qualifying Trust Preferred securities	5,000	5,000	5,000
Loan loss reserve including allowance for off balance sheet credit exposure		43,516
Disallowed portion of the loan loss reserve (1)	-	(6,273)	-
Qualifying portion of the loan loss reserve		37,243
Total regulatory capital (numerator)	$340,863	$378,106	$340,863
Total risk weighted assets (a)	$2,979,422	$2,979,422
Less:
Disallowed portion of the loan loss reserve	(6,273)	(6,273)
Adjusted risk weighted assets (denominator)	$2,973,149	$2,973,149
Total average assets, for the quarter less Goodwill and other intangibles (denominator)			3,087,599
Capital as a percent of adjusted risk weighted assets and/or average assets	11.46%	12.72%	11.04%
Bank's minimum ratio for "well capitalized" purposes	6.00%	10.00%	5.00%
Actual at December 31, 2005	11.12%	12.37%	10.99%

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Except for historical financial information contained herein, the matters discussed in this report of the Corporation may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Sentences containing words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “should”, “projected”, or similar words may constitute forward-looking statements. The Corporation may have used these statements to describe expectations and estimates in various areas, including, but not limited to: changes in the economy of the markets in which it operates; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry. Actual results could vary materially from the future results covered in forward-looking statements. Factors such as interest rate trends and loan delinquency rates, as well as the general state of the economy in the Puget Sound region and the United States as a whole, could also cause actual results to vary materially from the future results anticipated in such forward-looking statements. These factors, along with the Risk Factors included in our Form 10-K for the year ended December 31, 2005, should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Corporation shall not be responsible to update any such forward-looking statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

General
Management and the Corporation’s Board of Directors are committed to sound risk management practices throughout the organization. The Corporation has developed and implemented a centralized risk management-monitoring program. Risks associated with the Corporation’s business activities and products are identified and analyzed as to probability of occurrence and impact on the Corporation (low, moderate, or high), and the controls or other activities in place to manage those risks are identified and assessed. Periodically, department-level and senior managers re-evaluate and report on the risk management processes for which they are responsible. This documented program provides management with a comprehensive framework for monitoring the Corporation’s risk profile from a macro perspective; it also serves as a tool for assessing internal controls over financial reporting as required under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Sarbanes-Oxley Act of 2002.

Market Risk
Market risk is defined as the risk of loss in a financial instrument arising from adverse changes in market rates and prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Corporation’s primary market risk exposure is interest rate risk. An important component of the Corporation’s asset and liability management process is the ongoing monitoring and management of this risk, which is governed by established policies that are reviewed and approved annually by the Corporation’s Board of Directors.

At September 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Corporation’s interest rate risk since December 31, 2005. For additional information, refer to the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

(a)
The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that as of September 30, 2006, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decision regarding required disclosure.

(b)
Changes in Internal Controls: During the quarter ended September 30, 2006, the Registrant did not make any significant changes to its internal controls that materially affected, or are reasonably likely to materially affect, those controls. Accordingly, no corrective actions were taken.

Disclosure Controls and Internal Controls. Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting, including that: (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported; all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

Limitations on the Effectiveness of Controls. The Corporation’s management does not expect that the Corporation’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected, but can only provide a reasonable level of assurance. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, management believes that the Corporation’s control systems provide a reasonable level of assurance.

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

For the period ending September 30, 2006, there were no material changes to the risk factors of the Corporation as previously disclosed in Item 1A, Part I, of the Corporation’s Form 10-K for the annual period ending December 31, 2005. For additional information, refer to Item 1A, Part I, of the Corporation’s Form 10-K for the annual period ending December 31, 2005.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the third quarter of 2006.

Item 5.	Other Information

(a)	On August 16, 2006 the Board of Directors of the Corporation declared a 3-for-2 stock split to shareowners of record as of September 12, 2006, and payable September 26, 2006;

(b)
On August 16, 2006, the Board of Directors of the Corporation declared a $.15 (restated for the 3-for-2 stock split) per share fourth quarter 2006 cash dividend to shareowners of record as of October 10, 2006, and payable October 24, 2006;

(c)	On August 16, 2006, the Board of Directors of the Corporation approved a stock repurchase program authorizing the Corporation to repurchase up to 5% of its outstanding stock over the next two years;

(d)	For the quarter ended September 30, 2006, there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 6.	Exhibits

(a)	THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

3.1(i)	Articles of Incorporation (incorporated by reference to Appendix A to the registrant’s definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540)).
3.2(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the registrant’s Form 10-Q filed on October 29, 2003 (File No. 000-15540)).

11.	Computation of basic and diluted earnings per share is attached as Exhibit 11.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 attached as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 31.2.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibit 32.2.

(b)	Reports on Form 8-K:

On July 24, 2006, the Corporation filed an 8-K announcing second quarter 2006 earnings results.

On August 17, 2006, the Corporation filed an 8-K announcing a 3-for-2 stock split, a $.15 per share fourth quarter cash dividend and the approval of a program authorizing the repurchase of 5% of the outstanding shares of the Corporation over the next two years.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

Date: November 7, 2006	/s/ John J. Dickson
John J. Dickson
President and CEO

Date: November 7, 2006	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer