Form 10-K
period 2006-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2007-02-28
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number 000-15540

Frontier Financial Corporation
(Exact Name of registrant as specified in its charter)

Washington	91-1223535
(State of incorporation or organization)	(IRS Employer Identification Number)

332 S.W. Everett Mall Way
P. O. Box 2215
Everett, Washington	98213
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (425) 514-0700

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 21, 2007, 42,205,057 of the registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by nonaffiliates at February 21, 2007 was $993,425,622 (based upon the closing sales price of $27.17 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareowners for the fiscal year ended December 31, 2006 - Parts I and II.

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2007 Annual Meeting of Shareowners, to be held on April 18, 2007 - Part III.

To Our Shareowners, Employees, and Customers

Message From the Chairman

Once again, I am pleased to report record earnings and outstanding growth for Frontier Financial Corporation during 2006. Since our founding in 1978, it has been our pleasure to report record earnings during 27 of the 28 years.

Frontier Bank’s expansion continued during 2006, and on January 31, we closed our merger with NorthStar Financial Corporation, acquiring offices in Ballard and Fremont, two new markets for the bank.

Our 45th office, located in Bellevue, opened on December 20, 2006. We are looking at further expansion, and plan to open an office in Bremerton in the second or third quarter of this year, followed by an office in Gig Harbor during the second half of 2007. This will give us 47 locations throughout Western Washington, stretching from Whatcom County to Pierce County, and west to Clallam County.

In August, the Board of Directors declared a 3-for-2 stock split to shareowners of record as of September 12, 2006. Shareowners received one additional share for every two shares of stock they owned. This was equivalent to a 50% stock dividend. This marks the eighth time that Frontier has had a stock split since our opening in 1978. As a result of those eight splits and our 17 stock dividends paid since inception, an original shareowner in 1978 with 100 shares, would now own 113,040 shares, providing no shares were sold during that time.

Directors continued to increase the cash dividend on our stock in each successive quarter during the year. The dividend of 15.5¢ per share, paid in January 2007, marked the 29th consecutive quarter in which the cash dividend has been increased. During 2006 our shareowners were rewarded with a total return of 39%, which includes stock price appreciation and the dividend return.

The economy in our region continues to be resilient, and the housing market shows strength due to strong job and population growth. The Puget Sound region seems to have avoided the housing downturn we have seen in other areas of the country, and because of this, we look to continued growth and success in the coming year.

For the past year, our results were enviable:

•  Our net income for the year was $68.9 million, an increase of 33.6% over 2005 earnings of $51.6 million. Diluted earnings per share of $1.52 reflected an increase of $.31 or 25.6% over the $1.21 earned in 2005, split adjusted. The principal driver of earnings growth was an increase in net interest income of $36.1 million.

•  At year-end 2006, Frontier’s total assets were $3.24 billion, and deposits totaled $2.45 billion, an increase of 22.7% and 19.0%, respectively. Net loans of $2.87 billion and investments of $114.7 million reflected an increase of 21.7% and 3.7%, respectively.

•  Return on average assets for the year was 2.27% compared to 2.09% for 2005 and return on shareowners’ equity was 18.91% compared to 18.75% in the prior year. Frontier’s efficiency ratio was 38% compared to 41% last year. This ratio reflects the cost of producing a dollar of revenue, and a lower ratio reflects a more productive organization. Based on the above ratios, Frontier continues to be among the top performing financial holding companies in the nation.

•  Nonperforming assets were .27% of total assets

at year-end 2006 compared to .19% a year ago. Nonaccruing loans increased to $8.7 million at year-end compared to $4.9 million at December 31, 2005. For the years ended December 31, 2006 and 2005, net charge-offs amounted to $2.9 million, compared to a net recovery of $147 thousand, respectively. The loan loss reserve stood at $40.6 million, or 1.40% of total loans at year-end, compared to $33.8 million, or 1.41% of total loans at the end of the prior year-end. Frontier considers the provision for loan losses adequate to cover losses inherent in the portfolio at December 31, 2006. The bank did not have any other real estate owned (foreclosed properties) on the books during either of the last two year-ends.

We sincerely thank our Board of Directors for their leadership during 2006, and we thank our employees for their dedication in providing outstanding service to our customers and to our communities. Many thanks to you, our loyal shareowners, for your continued support of our bank.

To those customers that are featured throughout this year’s Annual Report, and to the hundreds of others with whom we have built loyal relationships over the past many years, we say “thank you” for your business and for referring others to Frontier Bank. You continue to “make the difference” in our success.

Sincerely,

Robert J. Dickson

Chairman

i

PART I

This report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 14 for further discussion. In this report, “we,” “our,” and “us” refer to Frontier Financial Corporation and subsidiaries, unless otherwise noted or context otherwise indicates.

ITEM 1 - BUSINESS

(a)	General Development of Business.

Frontier Financial Corporation (“FFC”, “Frontier” or “the Corporation”) is a Washington corporation which was incorporated in 1983 and is registered as a financial holding company under the Bank Holding Company Act of 1956. As part of a plan of reorganization consummated following the close of business September 30, 1983, FFC acquired all of the stock of Frontier Bank (the “Bank”), issuing its common stock in an exchange for the Bank’s common stock on a share-for-share basis. FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking, and FFP, Inc., a nonbank corporation which leases property to the Bank. As of December 31, 2006, Frontier had total assets of approximately $3.24 billion, net loans receivable of approximately $2.87 billion, total deposits of approximately $2.45 billion and shareowner’s equity of approximately $395.3 million.

The Bank

Frontier Bank is a Washington state-chartered commercial bank that is a nonmember with its headquarters located in Everett, Snohomish County, Washington. It was founded in September 1978 by Robert J. Dickson and local business persons. The Bank is an “insured bank” as defined in the Federal Deposit Insurance Act.

(b)	Financial Information About Industry Segments

Not applicable.

(c)	Narrative Description of Business.

Location of Principal Market Areas

The Bank engages in general banking business in the State of Washington, including the acceptance of demand, time and savings deposits and the making of loans. Headquartered in Everett, Washington, Frontier serves its customers from forty-five full service offices in 2006. In Snohomish County, four offices are located in Everett, and one office each is located in Arlington, Edmonds, Lake Stevens, Marysville, Mill Creek, Monroe, Lynnwood, Smokey Point, Snohomish, and Stanwood. Seven offices are located in Pierce County in the cities of Buckley, Edgewood-Milton, Orting, Puyallup, Sumner, Tacoma and University Place. Frontier has thirteen branches in King County, one each in Ballard (Seattle), Bellevue, Bothell, Duvall, Fremont (Seattle), Kent, Kirkland, Lake City (Seattle), Redmond, Renton, Seattle, Totem Lake (Kirkland) and Woodinville. In addition, the following eleven branches are located in Clallam, Jefferson, Kitsap, Skagit and Whatcom Counties: two branches each in Bellingham and Poulsbo, and one each in Bainbridge Island, Lynden, Mount Vernon, Port Angeles, Port Townsend, Sequim and Silverdale.

In February 2004, the Bank opened a full service banking office downtown Seattle, its only office in downtown Seattle. In April 2004, the Bank opened a real estate lending office in Tacoma, Pierce County, which makes commercial and construction loans. In 2005, the Bank opened a second full service office in downtown Bellingham, a Renton Office in King County and an office in Lynden, Whatcom County. As of February 1, 2006, Frontier completed its merger with NorthStar Financial Corporation and acquired two offices in the Ballard and Fremont communities of Seattle. Two additional offices were opened in 2006: a University Place Office in Pierce County and a Bellevue Office in King County for a total of 45 offices.

On February 1, 2006, FFC completed the acquisition of NorthStar Financial Corporation and its subsidiary, NorthStar Bank, a privately held financial institution headquartered in Seattle, Washington, with two banking offices in the Ballard and Fremont communities north of downtown Seattle. The shareowners of NorthStar received 1,513,707 shares of FFC common stock in exchange for all of the outstanding shares of NorthStar. The transaction was accounted for under the purchase method of accounting.

Banking Services

The Bank provides a full range of consumer banking services including savings accounts, checking accounts, installments and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services. In addition to consumer-oriented activities, the Bank maintains a strong commercial lending program, servicing individuals and businesses headquartered in the Bank’s principal market area.

Frontier's loan portfolio consists of primarily of loans secured by real estate, although importance is also placed on commercial and agriculture loans, consumer installment loans and bankcard loans. At December 31, 2006, real estate category loans comprised 84.7% of the net loan portfolio, while commercial and agriculture loans made up 13.1% of the portfolio and installment and bankcard loans were 2.2%. Loans totaled $2.91 billion, and were 119% of deposits. Almost all of these loans were to borrowers within the Bank's principal market areas. See page 25 for loan category amounts for the last five years.

Commercial and Agriculture Loans

This category of loans includes both commercial and agriculture loans used to provide working capital or for specific purposes, such as to finance the purchase of fixed assets, equipment or inventory. Commercial loans include lines of credit and term loans. Lines of credit are extended to businesses based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance a businesses purchase. Commercial term loans generally mature within one to five years. They may be collateralized by the asset being acquired or other available assets. These term loans will generally bear interest that either floats with our base rate or another established index or is fixed for the term of the loan. Agricultural loans consist of farm related credits used to finance operating expenses. These loans generally have terms of one year and bear interest that either floats with our base rate or is fixed for the term of the loan. These loans are generally collateralized by farm related assets including land, equipment, crops or livestock.

Real Estate Loans

Real estate loans represent the largest share of our loan portfolio. These loans are comprised of construction and land development loans, real estate commercial term loans and home mortgages. The construction and land development loan portfolio is comprised of three types:

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

Our real estate commercial term loans finance the purchase and/or ownership of income producing properties. These loans are generally mature in one to ten years with a payment amortization schedule ranging from 15 to 25 years. Interest rates may be fixed or variable. The interest rate on fixed rate loans typically reprice between the first and fifth year.

Mortgages loans include various types of loans for which real property is held as collateral. These loans, collateralized by one to four family residences, will typically have maturities between one and five years with payment amortization schedules ranging from 10 to 20 years. Mortgage loans will be written with both fixed and variable rates.

In addition to home mortgages held in our portfolio, the Bank is active in originating and selling mortgages into the secondary market. The Bank offers a variety of products for refinancing and purchases and is approved to originate FHA and VA loans. The majority of loans originated in 2006 were fixed rate single-family loans. Total loans sold in 2006 were approximately $111.7 million. Servicing is sold with the loan. Funding requirements for these loans is very minimal as few of these loans originated through this operation are retained for investment.

Installment Loans

We provide loans for personal use including: auto loans, boat loans, home improvement loans, revolving lines of credit, VISA credit cards and other loans typically made by banks to individual borrowers. These loans generally have terms ranging from one to five years, with up to 20-year amortizations and are written with both fixed and variable rates.

Investments

From time to time, the Bank acquires investment securities when funds acquired through deposit activities exceed loan demand. When excess funds are considered temporary in nature by management, they are typically placed in federal funds sold on an overnight basis to correspondent banks, approved by the Board of Directors. This type of investment is not considered desirable, as the interest rate earned on these funds is minimal in nature. When funds are considered longer term, they are generally invested in securities purchased in the open market. At December 31, 2006, the Bank had investments totaling $105.2 million at amortized cost. U.S. Agency bonds comprised 47.5% of the portfolio, equities comprised 27.6%, corporate bonds made up 17.3%, municipals made up 3.6% and U.S. Treasury bonds made up 4.0%. Please see Note 3, page 13 of our 2006 Annual Report for details on the makeup of the portfolio. The Bank has an investment policy that generally permits purchasing securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization. The policy also provides for maturity patterns, diversification of investments and avoidance of concentrations within the portfolio.

Deposit Activities

The Bank's primary source of funds has historically been customer deposits. The Bank offers a variety of accounts designed to attract both short-term and long-term deposits from its market area. These accounts include NOW, money market, sweep, savings and certificates of deposit. Interest rates paid on these account vary from time to time and are based on competitive factors and liquidity needs. One of the goals of management is to maintain noninterest-bearing deposits at the highest level possible. These are low cost funds and help to increase the net interest margin. Noninterest-bearing accounts comprised for 16.6% of total deposits at the end of 2006.

Other Funding Sources/FHLB Advances

The Bank has other funding sources such as FHLB advances, federal funds purchased and repurchase agreements. The major source of funds in this area is advances from the FHLB of Seattle. Although this source of funding can be more costly than deposit activities, large portions of funds are available very quickly for meeting loan commitments. The Bank's line of credit with the FHLB is 19% of qualifying assets and is collateralized by qualifying first mortgage loans, qualifying commercial real estate and government agency securities. The Bank, as of December 31, 2006, had FHLB advances totaling $282.0 million (please refer to page 17 of the Annual Report to Shareowners for detail regarding these advances). These advances were collateralized with $597.8 million in qualifying first mortgages, other certain assets, a blanket filing on our commercial real estate portfolio and the remainder was secured by stock in FHLB. No commercial real estate or government securities were pledged at year-end. The unused portion of this credit line at December 31, 2006 was $247.8 million.

Business Strategy

Frontier is attempting to pursue the following strategies:

•
increasing the percentage of its assets consisting of business, construction, and commercial real estate loans with higher risk-adjusted returns, shorter maturities and greater sensitivity to interest rate fluctuations;

•	increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network and online banking;

•	maintaining cost-effective operations by efficiently offering products and services;

•	maintaining its capital position at or above the “well-capitalized” (as defined for regulatory purposes) levels; and

•	exploring prudent means to grow the business internally and/or through acquisitions.

A source of future growth may be through acquisitions, although no assurance can be given that acquisition activity will continue in the future. See “Risk Factors”.

Facilities

Frontier owns its administrative offices and operations centers in Everett, and 24 of its branches, through its wholly-owned bank premises holding corporation subsidiary, FFP, Inc., which leases the properties to the Bank. Owned offices range in size from 1,000 to 45,000 square feet and have a total net book value at December 31, 2006, including leasehold improvements, furniture, fixtures and equipment of $30.0 million.

Other Financial Services

The Bank offers other financial services complementary to banking including an insurance and investment center that markets annuities, life insurance products, and mutual funds to Bank customers and the general public, a trust department that offers a full array of trust services, and a private banking office to provide personal service to high net worth customers.

Competition. The banking industry is highly competitive. The Bank faces strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from other commercial banks, saving institutions and credit unions located in the primary market area. As with all banking organizations, FFC also has competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. FFC expects increasing competition from other financial institutions and nonbanking sources in the future. Many of FFC’s competitors have more significant financial resources, larger market share and greater name recognition than FFC. The existence of such competitors may make it difficult for FFC to achieve its financial goals.

Competition has further increased as a result of Washington banking laws that permit statewide branching of Washington domiciled financial institutions and acquisitions of Washington-based financial institutions by out-of-state bank holding companies.

Management believes that the principal competitive factors affecting FFC’s markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although management believes that the Bank’s products currently compete favorably with respect to these factors, there can be no assurance that FFC can maintain its competitive position against current and potential competitors, especially those with significantly greater financial resources.

The Bank’s competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies. The Bank competes for loans principally through the efficiency and quality of the services it provides borrowers, real estate brokers and home builders, and the interest rates and loan fees it charges.

The Bank competes for deposits by offering depositors a wide variety of checking accounts, savings accounts, certificates and other services. The Bank’s ability to attract and retain deposits depends on its ability to provide deposit products that satisfy the requirements of customers as to interest rates, liquidity, transaction fees, risk of loss of deposit, convenience and other factors. Deposit relationships are actively solicited through a sales and service system.

Changes in technology, mostly from the growing use of computers and computer-based technology, present competitive challenges to FFC. Large banking institutions typically have the ability to devote significant resources to developing and maintaining technology-based services such as on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans. Some new banking competitors offer all of these services online. Customers who bank by computer or by telephone may not need to go to a branch location in person. FFC’s high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. FFC believes a personal approach to banking is a competitive advantage, one that will remain popular in the communities that it serves. However, customer preferences may change, and the rapid growth of online banking could, at some point, render the Bank’s personal, branch-based approach obsolete. FFC believes that it has reduced this risk by offering on-line banking services to its customers, and by continuing to provide 24-hour banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

Employees

At December 31, 2006, the Bank had 721 full time equivalent employees. None of the Bank’s employees are covered by a collective bargaining agreement. The Bank considers its relations with employees to be good.

REGULATION AND SUPERVISION

The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

General

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Compliance

In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed by the Federal Reserve, the Federal Deposit Insurance Corporation, or FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI, during which reviews such agencies assess our compliance with applicable laws and regulations. Based on the assessments of our outside compliance consultants and the FDIC, we believe that we materially comply with all of the laws and regulations that apply to our operations.

Federal Bank Holding Company Regulation

General. Frontier Financial Corporation, Inc. is a registered financial holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. FFC must file reports with the Federal Reserve and must provide it with such additional information as it may require.

The Federal Reserve may require FFC to terminate an activity or terminate control or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, FFC must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, FFC is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.

Financial Holding Company Status. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature. FFC’s election of financial holding company status was effective October 28, 2000.

As a financial holding company, FFC may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and brokerage;

•	merchant banking; and

•
activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to become or remain a financial holding company, the Bank must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any non-compliance within a fixed time period could lead to divesture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

We do not believe that the Financial Services Modernization Act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:
•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Restrictions on Ownership of FFC. The Bank Holding Company Act requires any “bank holding company” (as defined in that Act) to obtain the approval of the Board of Governors of the Federal Reserve System prior to acquiring more than 5% of FFC’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of FFC’s outstanding common stock under the Change in Bank Control Act. Any holder of 25% or more of FFC’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act.

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit FFC’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither FFC nor the Bank may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, FFC is expected to act as a source of financial and managerial strength to the Bank. This means that FFC is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

Federal and State Regulation of the Bank

General. The Bank is a Washington chartered commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Washington DFI and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Lending Limits. Washington banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of stockholders’ equity.

Control of Financial Institutions. The acquisition of 25% or more of a state chartered bank’s voting power by any individual, group or entity, is deemed a change in control under Washington banking law, requiring notice and application and prior approval of the DFI.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain FDIC restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (i) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Washington state law, if the stockholders’ equity of a Washington state-chartered bank becomes impaired, the Commissioner of the Washington DFI will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.

Dividends. The principal source of FFC’s cash reserves will be dividends received from the Bank. Washington law limits the Bank’s ability to pay cash dividends. Under these restrictions, a bank may not declare or pay any dividend greater than its retained earnings without approval of the Washington DFI. The Washington DFI has the power to require any state-chartered bank to suspend the payment of any and all dividends.

In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.

Other Regulations. The loan operations of the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Credit Transactions. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Federal Laws Applicable to Deposit Operations. The deposit operations of the Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Check Clearing for the 21st Century Act. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Federal Home Loan Bank System. The Federal Home Loan Bank system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, Frontier Bank is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of its mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

Mortgage Banking Operations. The Bank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

Commercial Real Estate Guidance. The FDIC and the Federal Reserve Board issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices on December 6, 2006. The Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years, or (2) construction and land development loans exceed 100% of capital. The Guidance does not limit banks’ levels of commercial real estate lending activities. The Guidance applies to the Bank, based on our current loan portfolio. We believe that our loan portfolio has been subject to rigorous examination by banking regulators and that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the Guidance to adversely affect our operations or our ability to execute our growth strategy.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third-parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third-parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third-parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented privacy policies in accordance with the law.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Until recently, Washington restricted out-of-state banks from opening de novo branches; however, in 2005, Washington interstate branching laws were amended so that an out-of-state bank may, subject to the DFI’s approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. Once an out-of-state bank has acquired a bank within Washington, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within the state.

Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Legislative reforms to modernize the Federal Deposit Insurance System, including merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund, were approved by Congress on February 15, 2006. In addition to merging the insurance funds, the legislation:

•	raised the deposit insurance limit on certain retirement accounts to $250,000 and indexes that limit for inflation;

•	requires the FDIC and National Credit Union Administration boards, starting in 2010 and every succeeding five years, to consider raising the standard maximum deposit insurance; and

•	eliminated the current fixed 1.25 percent Designated Reserve Ratio and provides the FDIC with the discretion to set the DRR within a range of 1.15 to 1.50 percent for any given year.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

State Corporate Law Restrictions

As a Washington corporation, FFC is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors; distributions to shareholders; transactions involving directors, officers, or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

Anti-terrorism Legislation

USA Patriot Act of 2001. On March 9, 2006, President Bush signed the renewal of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Nonbank Subsidiary

Our non-bank subsidiary, FFP, Inc., a Washington corporation, is subject to the laws and regulations of both the federal government and the state in which it conducts business.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

Not applicable.

(e) Available Information of the Registrant.

We make available through our Internet website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. These filings can be accessed under “Investor Relations” found on the homepage of our website at www.frontierbank.com. Our Code of Ethics for Senior Financial Officers, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, is also available on our website under “Investor Relations.” These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Further, each of these documents is also available in print (at no charge) to any shareholder upon request, addressed to Investor Relations, Frontier Financial Corporation, 332 S.W. Everett Mall Way, P.O. Box 2215, Everett, WA 98213. Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

FFP, Inc.

On April 4, 1988, the Corporation formed a new subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank and acquire future branch sites. For further details, please see page 34 of this Form 10-K Report, "Properties." It is intended that future purchases of real property will be made by FFP, Inc. At this time, it is not anticipated that FFP, Inc. will engage in any other type of business.

Recent Stock Purchase

In December 2004, the Corporation purchased 4.95% of the common stock of Skagit State Bank, headquartered in Burlington, Washington, which is approximately 44 miles north of Everett in Skagit County. Subsequent to this investment, the Corporation applied to the Board of Governors of the Federal Reserve System to purchase up to 20% of Skagit State. Approval was received in February 2005 and the Corporation made additional purchases raising total ownership to 11.3% as of December 31, 2005. In January 2006, the Corporation purchased an additional 5,022 shares for $653 thousand, bringing total ownership to 12.62%.

Share Repurchase Program

In January 2001, the Board announced the adoption of a stock repurchase program authorizing the Corporation to repurchase up to 5% of its outstanding stock in the open market. On October 17, 2001 and 2002, September 16, 2004 and August 16, 2006 the Board of Directors authorized four plans that permitted purchases of 5% of the outstanding common stock under the repurchase program. The current repurchase program expires in August 2008. There were 2,263,323 shares remaining under the current plan at December 31, 2006. Subsequent to year-end, the Corporation repurchased 218,940 shares at an average cost of $26.85 through February 21, 2007.

Treatment of Goodwill

The Corporation has goodwill which was recorded in connection with acquisitions over the years. Prior to January 1, 2002, the Corporation amortized goodwill over 20 years. Upon the implementation of Statement of Financial Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased amortization of goodwill. SFAS 142 requires the Corporation to test the goodwill for impairment at least annually. The Corporation tested its goodwill and found no impairment during 2006. The Corporation uses the fair market value approach to determine if there has been any impairment.

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

•
Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from estimated or projected results. Factors that could cause this difference—many of which are beyond the Corporation’s control—include the following, without limitation: changes in general economic conditions, either nationally or in Washington state;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending habits and savings habits;

•	increases in competitive pressures among financial institutions and businesses offering similar products and services;

•	higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	risks associated with our growth strategy and related costs;

•	increased lending risks associated with our high concentrations of real estate loans, including construction and land development loans;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	technological changes; and

•	regulatory or judicial proceedings.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

ITEM 1A. RISK FACTORS

An investment in our common shares is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, one should carefully consider the risks and uncertainties described below as well as the other information contained in this report or incorporated by reference, including the consolidated financial statements and the notes thereto and “Management Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Although we have significant risk management policies, procedures and verification processes in place, additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

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

We Are Subject To Credit Risk, Particularly With Respect To Our High Concentration of Construction, Land Development and Other Real Estate Loans

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

As of December 31, 2006, approximately 84.7% of our loan portfolio consisted primarily of loans secured by real estate, including commercial, construction, land development and mortgage loans. Approximately 45.5% of these real estate loans as of December 31, 2006 consisted of real estate construction and land development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for probable loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding credit risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 44 and 45 of Frontier Financial Corporation’s 2006 Annual report to Shareowners.

Various Factors May Cause Our Allowance For Loan Losses To Increase

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s estimate of losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and future economic, political and regulatory conditions; and unexpected losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a degree of subjectivity and requires that we make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the section Allowance for Loan Losses on pages 34 and 35 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Frontier Financial Corporation’s 2006 Annual Report to Shareowners.

We Are Subject To Liquidity Risk

Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions. However, substantial, unexpected and/or prolonged changes in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Liquidity” beginning on page 41of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Frontier Financial Corporation’s 2006 Annual Report to Shareowners.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•	Our ability to develop and execute strategic plans and initiatives.

•	Our ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards and safe, sound assets.

•	Our ability to expand our market position.

•	The scope, relevance and pricing of the products and services we offer to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Industry and general economic trends.

•	Our ability to attract and retain qualified employees.

•	Our ability to respond to and resolve unexpected legal, regulatory or other compliance issues.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability and have a material adverse effect on our financial condition and results of operations.

We are Subject to Extensive Government Regulation and Supervision

We are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the FDIC and the Federal Reserve Board recently issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The Guidance applies to the Bank, based on our current loan portfolio, and we expect that our business and operations will be subject to enhanced regulatory review for the foreseeable future. Our failure to comply with applicable laws and regulations, or changes to the existing regulatory structure, could adversely affect our business, financial condition, results of operations or cash flows.

We Could Be Held Responsible For Environmental Liabilities of Real Estate Acquired Through Foreclosure

In the event we foreclose on a defaulted real estate loan to recover our investment, we may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although we exercise due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during our ownership or after a sale to a third party. There can be no assurance that we would not incur full recourse liability for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that we could recover any of the costs from any third party.

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

We Rely On Dividends From Our Subsidiaries For Most Of Our Revenue

Frontier Financial Corporation is a legal entity separate and distinct from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares. Various laws and regulations limit the amount of dividends that Frontier Bank may pay to Frontier Financial Corporation. In the event Frontier Bank is unable to pay dividends to Frontier Financial Corporation, we may not be able pay dividends on our common shares. The inability to receive dividends from Frontier Bank could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision” in Item 1, Business, on page 8 of this report.

Potential Acquisitions May Disrupt Our Business And Dilute Shareowner Value

Acquiring other banks or financial institutions or financial service companies involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the acquired company.

•	Exposure to potential asset quality issues of the acquired company.

•	Difficulty and expense of integrating the operations and personnel of the acquired company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	The possible loss of key employees and customers of the acquired company.

•	Difficulty in estimating the value (including goodwill) of the acquired company.

•	Difficulty in estimating the fair value of acquired assets, liabilities and derivatives of the acquired company.

•	Potential changes in banking or tax laws or regulations that may affect the acquired company.

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

We May Not Be Able To Attract And Retain Skilled People

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. The unexpected loss of services of one or more of our key personnel could occur, and such events may have a material adverse impact on our business because of the difficulty of promptly finding qualified replacement personnel and the loss of the employee’s skills, knowledge of our market, years of industry experience.

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

Our Earnings May Be Affected By Changes In Accounting Principles And In Tax Laws

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on Frontier Financial Corporation’s reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance or regulatory measures.

We are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Associated With Our Common Shares

Our Share Price Can Be Volatile

Share price volatility may make it more difficult to resell our common stock when desired or at prices deemed statisfactory. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to our business.

•	News reports relating to trends, concerns and other issues in or affecting the financial services industry.

•	Perceptions of us and/or our competitors in the marketplace.

•	New technology used, or services offered, by our competitors, or ourselves.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments entered into by us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our share price to increase or decrease regardless of operating results.

An Investment In Our Common Shares Is Not Insured or An Insured Deposit

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to many of the same market forces that affect the price of common stock in any company. As a result, acquisition of our common shares may result in a loss of some or all of an investment in our shares.

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

Consumers May Decide Not To Use Banks To Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from the use of those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

STATISTICAL DISCLOSURE INDEX

The schedules listed below set forth the statistical information relating to Frontier Financial Corporation and subsidiaries (unless otherwise stated) in accordance with Guide 3. This information should be read in conjunction with the consolidated financial statements.

I.	Distribution of Assets, Liabilities and Shareowners' Equity; Interest Rates and Interest Differential:		Form 10-K Page	Annual Report Page

	A.	Consolidated Average Balance Sheets/Interest Income and Expense/Rates		47
	B.	Changes in Net Interest Income and Expense due to Rate and Volume		48

II.	Investment Portfolio
	A.	Analysis of Investment Securities at Year-end	24	13

	B.	Maturity Distribution of Investment Securities	24	14

III.	Loan Portfolio

	A.	Types of Loans	25	15
	B.	Loan Maturities and Sensitivity to Changes in Interest Rates	25	15, 36, 38 - 40, 42
	C.	Risk Elements	26 - 27
	D.	Concentrations of Credit	32

IV	. Summary of Loan Loss Experience
	A.	Analysis	30
	B.	Allocation of Allowance for Possible Loan Losses	31

V.	Deposits

	Average Interest and Noninterest Bearing Deposit Balances			47

VI.	Return on Equity and Assets

	Significant Financial Ratios		37

VII.	Short-term Borrowings		34

Analysis of Investment Securities

The aggregate amortized cost of investment securities at December 31 are as follows:

(In Thousands)	2006 Amoritized Cost	2005 Amortized Cost	2004 Amortized Cost
U.S. Treasuries	$4,204	$7,232	$15,704
U.S. Agencies	50,004	49,621	49,738
Municipal Bonds	3,753	4,231	6,051
Corporate Bonds	18,198	19,326	44,214
Equities	29,052	23,400	32,518
	$105,211	$103,810	$148,225

Maturity Distribution of Investment Securities

The following table sets forth the maturities of investment securities at amortized cost as of December 31, 2006. Taxable equivalent values are used in calculating weighted average yields assuming a tax rate of 35%.

(In Thousands)	Within 1 Year/ Yield	After 1 Yr But Within 5 Years/ Yield	After 5 Yrs But Within 10 Years/ Yield	After 10 Years/ Yield	Totals & Weighted Average Yield
U.S. Treasury	$3,954	-	$250	-	$4,204
	5.00%	-	7.16%	-	5.13%

U.S. Agencies	10,504	$39,500	-	-	50,004
	3.04%	3.53%	-	-	3.43%

Municipal Bonds	1,007	2,716	-	$30	3,753
	6.63%	6.60%	-	7.77%	6.63%

Corporate Bonds	1,022	13,133	-	4,043	18,198
	3.65%	4.05%	-	10.20%	5.39%

Equities	29,052	-	-	-	29,052
	3.35%	-	-	-	3.35%
	$45,539	$55,349	$250	$4,073	$105,211
	3.52%	3.80%	7.16%	10.19%	3.93%

As of December 31, 2006 and 2005, the Corporation held FHLB bonds that had a book value of $35.0 million and $34.0 million and a market value of $34.4 million and $33.2 million, respectively.

Types of Loans

Major classifications of loans, excluding loans held for resale, net of deferred loan fees, at December 31 are as follows:

(In Thousands)	2006	2005	2004	2003	2002

Commercial and agriculture	$380,940	$321,303	$301,961	$268,963	$272,440
Real estate commercial	897,717	859,251	848,737	809,307	758,826
Real estate construction and land development	1,323,906	967,335	608,421	507,872	443,461
Real estate mortgage	235,168	188,772	165,063	143,420	127,976
Installment	63,049	46,852	50,057	40,201	47,217
	$2,900,780	$2,383,513	$1,974,239	$1,769,763	$1,649,920

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the contractual maturity amounts and maturity analysis of loans outstanding as of December 31, 2006. Also, the amounts are classified as to fixed and variable rate sensitivity for amounts due after one year.

	Maturity
(In Thousands)	Within 1 Year	1 - 5 Years	After 5 Years	Total
Commercial and agriculture	$219,942	$136,070	$24,928	$380,940
Real estate commercial	94,416	473,063	330,238	897,717
Real estate construction and land development	1,230,744	82,221	10,941	1,323,906
Real estate mortgage	94,285	90,969	49,914	235,168
Installment	11,638	15,853	35,558	63,049
	$1,651,025	$798,176	$451,579	$2,900,780

Loans maturing after one year with:

	1 - 5 Years	After 5 Years
Fixed Rates	$638,560	$56,385
Variable Rates	159,616	395,194
	$798,176	$451,579

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

Credit Review personnel conduct continuous reviews to ensure the loan portfolio remains in compliance with our lending policies and safe and sound practices. They provide ongoing reporting to management regarding credit weakness and policy exceptions and economic and portfolio trends. Quarterly reports are prepared for submission to Senior Management and the Director’s Audit Committee, which details the levels of exceptions and follow-up corrective actions.

Certain problem loans are placed on a nonaccrual basis in conformance with defined policy. The Loan Committee and other administrative personnel regularly review information reports on adversely classified and delinquent loans. Comparative summaries of delinquent loans are also provided on a regular basis to senior management and to the Board of Directors.

Management performs and in depth analysis of the loan loss reserve four times a year and closely monitors the adequacy of the loan loss reserve. Management’s analysis is reviewed each quarter by the Board of Directors. The allowance is maintained at a level deemed sufficient to meet estimated potential losses.

The reviews, examinations and actions described above are in addition to the periodic examinations by federal and state regulatory agencies, as well as the Bank's internal audit department and the Bank's outside public accounting firm.

RISK ELEMENTS - IMPAIRED ASSETS

Nonaccruing/Impaired Loans

Loans are placed on nonaccrual status when, in the opinion of management, the collection of interest is doubtful or when the loan becomes 90 or more days past due. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Income on nonaccrual loans is then recognized only to the extent cash is received and where the future collection of principal is probable. Accruals are resumed only when the loan is brought current, and when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.

A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all loans in nonaccrual, loans restructured, and other loans that management considers to be at risk.

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

Delinquent and Problem Loans

Delinquent and problem loans are a part of any lending enterprise. When a borrower fails to make payments, the Bank implements collection activities commencing with simple past due notices. Collection activities progress to phone calls and letters, followed by legal action when and if necessary. At one month past due, the loan is tracked and reported as delinquent.

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

Levels of, and Trends in, Delinquencies and Nonaccruals

Nonperforming loans and other real estate increased in 2006 to $8.7 million, from $4.9 million in 2005. Management monitors delinquencies monthly and reports are reviewed by the Board of Directors. Delinquencies for the commercial, personal, real estate and credit lines categories are charted separately. One loan totaling $7.1 million makes up 82.5% of the nonaccrual balance.

The dollar amount of loans past due 90 days or more nonaccruing and other real estate owned as a percentage of total loans was .30%, .21%, and .71%, at year-end 2006, 2005, and 2004, respectively. These loans have or had a variety of situations, some of which may lead to foreclosure or involve a bankruptcy case and while some of these loans are in active legal collection processes, others are under active repayment plans and may continue payment as the borrower’s financial situation improves.

Loans delinquent due 90 days or more or other nonaccruing, restructured and other real estate owned (OREO) on which the accrual of interest has been discontinued as of December 31st are as follows:

(In Thousands)
	2006	2005	2004	2003	2002
Commercial and agriculture	$574	$4,939	-	$120	$909
Real estate commercial	-	-	$6,847	6,187	6,898
Real estate construction and land development	7,190	-	356	-	1,783
Real estate mortgage	889	-	6,904	344	2,291
Installment	-	10	-	43	554
Total nonaccruing loans	8,653	4,949	14,107	6,694	12,435
Other real estate owned	-	-	-	4,162	6,532
Total nonperforming assets	$8,653	$4,949	$14,107	$10,856	$18,967
Restructured	-	-	-	$6,178	$6,178
Total loans at end of period (1)	$2,908,000	$2,389,224	$1,978,052	$1,771,716	$1,658,684
Total assets at end of period	$3,238,464	$2,640,275	$2,243,396	$2,075,393	$1,943,727
Total nonperforming assets
to total loans	0.30%	0.21%	0.71%	0.61%	1.14%
Total nonperforming assets to total assets	0.27%	0.19%	0.63%	0.52%	0.98%
Total impaired assets to total assets	0.27%	0.19%	0.63%	0.82%	1.29%
(1) Includes loans held for resale

There are certain amounts of interest collected on nonaccrual loans that is included in income, and amounts that have not been accrued which are indicated in the following table:

(In Thousands)
At December 31,	2006	2005	2004	2003	2002

Additional interest income which would have been recorded during the period under original terms of loans above	$761	$67	$925	$443	$1,400

Interest collected and included in net income for the period	$344	$327	$350	$429	$774

Commitments for additional funds related to loans above	-0-	-0-	-0-	-0-	-0-

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

The Bank had no OREO totals to report at year-end December 31, 2006 and 2005.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO. This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.

The table below shows the carrying value of OREO at December 31st of the past five years:

(In Thousands)	2006	2005	2004	2003	2002
Other real estate owned	-	-	-	$4,162	$6,532

Allowance For Loan Losses - Qualitative Factors

The allowance for loan losses was $40.6 million, or 1.40% of loans at December 31, 2006. This compares to $33.8 million, or 1.41% at December 31, 2005, and $30.4 million, or 1.54% at December 31, 2004. Net charge-off’s as a percentage of average loans was .11% in 2006, a net recovery of (.01%) in 2005 and a net charge-off of .02% in 2004. An improving economy, and positive credit performance trends, is reflected in year-end 2006 and 2005 reserves of 1.40% and 1.41%, respectively. An uncertain economic environment and increasing delinquencies supported the higher loan loss reserve percentages for year-end 2004.

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

Management and the Board review policies and procedures at least annually, and changes are made to reflect the current operating environment integrated with regulatory requirements. Partly out of these policies has evolved an internal credit risk review process. During this process the quality grade of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk. This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate. This quarterly analysis is then reviewed by the Board of Directors.

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

Every quarter certain qualitative factors are evaluated to determine if certain adjustments are indicated for any of the background reserves established. This is accomplished through an internal narrative and the tracking of statistics including but not limited to unemployment rates, historical charge offs, job growth, effects of changing interest rates, housing starts, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate owned trends.

Loan concentrations, quality, terms and basic underlying assumptions remained substantially unchanged during the period. The actual loan loss reserve as a percentage of total loans has declined over the last two years, mainly due to improvement in quality and performance of the loan portfolio.

Summary of Loan Loss Experience

The following table provides an analysis of the allowance for loan losses and the net losses by loan type for the last five years at December 31:

(In Thousands)	2006	2005	2004	2003	2002
Balance at beginning of year	$37,075	$32,728	$29,556	$28,175	$26,358

Provision charged to operating expense	7,500	4,200	3,500	4,250	6,300

Loans charged-off:
Commercial and agriculture	(2,283)	(342)	(612)	(1,617)	(2,564)
Real estate commercial	-	(4)	-	(1,486)	(1,774)
Real estate construction and land development	(855)	-	-	(48)	(23)
Real estate mortgage	-	(116)	(387)	(120)	(211)
Installment	(156)	(244)	(413)	(351)	(537)
Total charged-off loans	(3,294)	(706)	(1,412)	(3,622)	(5,109)
Less recoveries:
Commercial and agriculture	353	623	741	620	482
Real estate commercial	-	-	176	6	-
Real estate construction and land development	-	142	60	-	49
Real estate mortgage	-	27	51	62	22
Installment	60	61	56	65	73
Total recoveries	413	853	1,084	753	626
Net (charge-offs) recoveries	(2,881)	147	(328)	(2,869)	(4,483)
Balance before portion identified for undisbursed loans	41,694	37,075	32,728	29,556	28,175
Reserve acquired in merger	2,501	-	-	-	-
Portion of reserve identified for undisbursed loans	(3,546)	(3,270)	(2,307)	(1,768)	(1,555)

Balance at end of year	$40,649	$33,805	$30,421	$27,788	$26,620

Total loans at
end of period (1)	$2,908,000	$2,389,224	$1,978,052	$1,771,716	$1,658,684
Daily average loans	$2,731,257	$2,200,344	$1,887,528	$1,691,051	$1,601,037

Ratio of net charged-off loans during period to average loans outstanding	0.11%	-0.01%	0.02%	0.17%	0.28%
Loan loss reserve as a percentage of total loans	1.40%	1.41%	1.54%	1.57%	1.60%

(1) Includes loans held for resale

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

(In Thousands, except percentages)
	2006 Reserve	Loan Category Percent	2005 Reserve	Loan Category Percent	2004 Reserve	Loan Category Percent	2003 Reserve	Loan Category Percent	2002 Reserve	Loan Category Percent

Commercial and agriculture	$9,726	13.1%	$11,061	14.6%	$9,658	15.3%	$13,465	15.2%	$14,728	16.4%
Real estate commercial	11,400	30.9%	12,884	39.4%	11,489	43.0%	8,948	45.7%	7,472	45.8%
Real estate construction land development	4,932	45.5%	2,203	35.4%	1,668	30.8%	937	28.6%	813	26.7%
Real estate mortgage	8,368	8.3%	4,733	8.4%	4,341	8.4%	2,084	8.2%	1,631	8.2%
Installment	1,012	2.2%	724	2.2%	461	2.5%	376	2.3%	235	2.9%
Unallocated	5,211		2,200		2,804		1,978		1,741
	40,649		33,805		30,421		27,788		26,620
Standby and letters of credit	216		240		215		157		138
Undisbursed	3,330		3,030		2,092		1,611		1,417
	$44,195	100.0%	$37,075	100.0%	$32,728	100.0%	$29,556	100.0%	$28,175	100.0%

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

Effects of Changing Interest Rates

A review of the past 12 months shows that the tax equivalent net interest margin began year 2006 at 5.80% (quarter ended December 31, 2005). The margin then declined to 5.61% for the first quarter and then increased to 5.66% in the second quarter. The increase continued in the third quarter to 5.82% and decreased slightly to 5.81% in the fourth quarter. The Corporation increased its key lending index 25 basis points in January, March, May, and June. The movement in the net interest margin was attributed to these rate increases. During 2005, the Corporation increased its index eight times. In 2004, the Corporation increased its key lending index 25 basis points in August, September, November and December.

Concentrations of Credit

The most significant portion of the loan portfolio consists of real estate construction and land development loans. Total loans within this category grew by $356.6 million or 37%, in 2006. Continued demand for housing and favorable interest rates continued to fuel this growth. Real estate construction loans are generally composed of commitments to customers within our market area for construction purposes. Loans within this category are used for construction projects that range from residential and commercial land development to residential and commercial building projects. They are generally secured by first trust deeds with well-defined repayment sources following project completion. Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity. While the Bank has significant balances within this lending category, management believes that its lending policies and underwriting standards are sufficient to minimize risk even during these uncertain economic times. Management closely monitors the effects of current and expected market conditions and other factors that may influence the repayment of these loans.

The following chart indicates the amount of those loans, net of deferred fees, and as a percent of total loans for the period:

(In Thousands)
At December 31,	2006	2005	2004	2003	2002
Real estate commercial	$897,717	$859,251	$848,737	$809,307	$758,826
Real estate construction and land development	1,323,906	967,335	608,421	507,872	443,461
Total loans at end of period	$2,908,000	$2,389,224	$1,978,052	$1,771,716	$1,658,684
Real estate commercial loans as a percent of total loans	30.9%	36.0%	42.9%	45.7%	45.7%
Real estate construction loans as a percent of total loans	45.5%	40.5%	30.8%	28.7%	26.7%

Trends in Volume and Terms of Loans

Average loans for the year 2006 were $2.73 billion, representing an increase of $530.9 million, or 24.1% over the average balance for 2005. Average loans for the year 2005 were $2.20 billion, representing an increase of $312.8 million, or 16.6% over the average balance for 2004. Average loans for the year 2004 were $1.89 billion, representing an increase of $196.5, or 11.6% over the average balance for 2003. In 2006, the rate of growth increased over prior year’s increases due to favorable market conditions and additional lending staff. Terms of loans have remained competitive and within policy guidelines.

Conclusion of Qualitative Factors

The allowance for loan losses is the amount, which, in the opinion of management, is necessary to absorb inherent loan losses regardless of source. Management’s evaluation of the adequacy of the allowance is based on the market area served, local economic conditions, the growth and mix of the portfolio and their related risk characteristics. Our analysis included important subjective factors that cause us to believe the reserve is adequate to absorb anticipated and known losses.

Off Balance Sheet Arrangements

In the ordinary course of business, Frontier has entered into off-balance sheet financial instruments consisting of commitments for the extension of credit, credit card commitments, letter of credit commitments, home equity lines and standby letters of credit. These instruments are recorded in the financial statements only when they are funded or related fees are incurred or received. The following table summarizes the amount of commitments as of December 31, 2006:

(In Thousands)
Standby letters of credit	$27,035
Credit card arrangements	37,051
Commitments to fund loans secured by real estate	902,701

Commitments to extend credit and letters of credit are written for one year, or have a call in one year. The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms. A fee is charged for all commitments to lend. Due to the Bank's underwriting policies, there have been no losses associated with these commitments.

Deposits

For the average amount of deposits and rates paid on such deposits for years ended December 31, 2006, 2005, and 2004 please refer to page 47 of 2006 Annual Report to Shareowners.

Maturities of time certificates of deposit $100,000 and over at year-end 2006 are shown below:

In Thousands
3 months or less	$184,560
Over 3 months through 6 months	133,308
6 months through 12 months	144,510
Over 12 months	82,795
$545,173

The following table represents the noninterest and interest-bearing deposit accounts that will mature or reprice in one year or less as compared to the past year:

(In Thousands)	2006	2005	Dollar Change	Percent Change

Demand deposits	$406,621	$395,852	$10,769	2.7%
Now, money market and sweep accounts	683,948	322,283	361,665	112.2%
Savings	305,669	495,108	(189,439)	-38.3%
Time deposits	906,406	611,553	294,853	48.2%

Although 86% of our time deposit portfolio will mature within the next year, we feel that cash flows are sufficient to support operations for the foreseeable future. Over the past year, we have had the ability to retain and grow each category of our deposit accounts. If liquidity was needed going forward, sources would consist of maturing securities, increased customer deposits or loan maturities. If need be, lines of credit are available or we could issue additional capital stock. Cash flows from operations also contribute significantly to liquidity needs.

Borrowings

Short-Term Borrowings
(In Thousands)
At December 31,	2006	Weighted Average Interest Rate	2005	Weighted Average Interest Rate	2004	Weighted Average Interest Rate
Year-end balance:	$81,673	5.24%	$20,813	2.72%	$10,205	1.71%

Highest month end balance during the period:	$81,673		$52,444		$39,906

For information regarding average balances and yields, please refer to page 47 of 2006 Annual Report to Shareowners.

ITEM 2 - PROPERTIES

Our principal office is located in a forty-five thousand square foot facility in Everett, Washington. Our data processing and operations center are located in a sixteen thousand square foot facility located in Everett, Washington. In addition to our principal and administrative facilities, we operate 45 branches in Western Washington.

FFP, Inc., a real estate holding subsidiary, owns the properties and buildings housing our principal office, data processing and operations center, and 27 of our branch facilities, including the branch in our principal office. FFP, Inc. also owns the buildings in which 2 of our branches are located in while the land is leased. We lease the land and buildings for 16 of our branch offices. The leases on our branch offices have expiration dates ranging from 2007 to 2021.

The aggregate monthly rental on our leased properties is $152 thousand.

We are in the early stages of construction of a forty-five thousand square foot office facility adjacent to our principal office which will be used to consolidate our administrative functions. We plan to occupy this new space in late 2008.

ITEM 3 - LEGAL PROCEEDINGS

The Corporation is involved in ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material effect on the business, results of operations or financial condition of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

No matters were submitted to shareowners during the fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Frontier Financial Corporation’s common stock is traded on the Nasdaq Stock Market LLC under the symbol “FTBK”. The table below indicates the high/low trading range of Frontier stock over the last eight quarters:

	High	Low

1st quarter 2005	$17.78	$16.22
2nd quarter 2005	17.38	15.66
3rd quarter 2005	20.17	16.88
4th quarter 2005	22.33	17.33

1st quarter 2006	$22.43	$20.38
2nd quarter 2006	23.96	20.82
3rd quarter 2006	28.00	21.78
4th quarter 2006	31.33	25.36

(b) Frontier Financial Corporation has only one class of stock outstanding, which is common stock. At February 21, 2007 there were 45,205,057 shares outstanding and there were 3,556 holders of record of our common stock. The principal market for our common stock is The NASDAQ Stock Market LLC.

(c) The table below indicates the cash dividends paid on each share of its common stock over the last two years:

Dividend Declared	Record Date	Payment Date
$.091	January 10, 2005	January 25, 2005
.093	April 11, 2005	April 25, 2005
.107	July 11, 2005	July 25, 2005
.110	October 11, 2005	October 24, 2005

.113	January 9, 2006	January 24, 2006
.117	April 11, 2006	April 24, 2006
.12	July 10, 2006	July 24, 2006
.15	October 10, 2006	October 24, 2006

(d) During the quarter ended December 31, 2006, there were no issuer repurchases of its equity securities. Subsequent to year-end, the Corporation repurchased 218,940 shares at an average cost of $26.85 through February 21, 2007.

Five-Year Stock Performance Graph
Total Cumulative return to Shareowners

The graph below provides an indicator of cumulative shareowner returns for the Corporation as compared with the Nasdaq Bank Index and the S&P 500 Index.

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Frontier Financial Corporation	100.11	132.65	157.33	199.34	276.54
NASDAQ Bank Index	102.40	131.73	150.75	147.28	165.26
S&P 500 Index	77.56	99.84	110.79	114.11	132.13

The above presentation assumes $100 was invested on December 31, 2001, in the Corporation’s common stock and each of the above indexes.

ITEM 6 - SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

In Thousands
AT YEAR-END	2006	2005	2004	2003	2002	% Change 2006-2005
Total assets	$3,238,464	$2,640,275	$2,243,396	$2,075,393	$1,943,727	22.7%
Net loans	2,867,351	2,355,419	1,945,324	1,742,160	1,630,509	21.7%
Investment securities	114,711	110,617	153,451	187,915	140,037	3.7%
Deposits	2,453,632	2,061,380	1,795,842	1,667,017	1,560,876	19.0%
Shareowners' equity	395,283	296,097	254,230	219,406	198,863	33.5%

FOR THE YEAR
Interest income	$250,144	$178,886	$140,228	$135,201	$138,859	39.8%
Interest expense	86,942	51,736	34,939	37,829	45,581	68.0%
Net interest income	163,202	127,150	105,289	97,372	93,278	28.4%
Securities gains (losses)	(25)	(211)	(44)	190	(480)	NM
Provision for loan losses	7,500	4,200	3,500	4,250	6,300	78.6%
Net income	68,910	51,584	43,045	39,607	36,014	33.6%
Basic earnings per share	$1.53	$1.21	$1.03	$0.95	$0.84	26.4%
Diluted earnings per share	$1.52	$1.21	$1.02	$0.94	$0.83	25.6%
Cash dividends declared per common share	$0.50	$0.40	$0.34	$0.31	$0.27	25.0%
Dividend payout ratio	32.9%	33.1%	33.3%	33.0%	32.5%
Return on Average
Assets	2.27%	2.09%	1.98%	1.96%	1.94%
Equity	18.91%	18.75%	18.35%	19.23%	18.36%
Avg. equity/avg. assets	11.98%	11.16%	10.76%	10.21%	10.57%
Efficiency Ratio	38%	41%	42%	41%	40%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS AND OF OPERATIONS

Please see 2006 Annual Report to Shareowners, page 31 through 48.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see 2006 Annual Report to Shareowners, pages 35-39.
Please see this Form 10-K, pages 28-32.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that as of December 31, 2006, the Corporation maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There has been no change in the Corporation’s internal control over financial reporting in the period covered by this report that have materially affected, or are reasonably likely to affect, the Corporation’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Frontier Financial Corporation and its subsidiaries (“the Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Corporation’s system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of Management and Directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statements preparation and fair presentation. Further, because of changes in condition, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation performed an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

The Corporation’s independent registered public accounting firm, Moss Adams LLP who audits the Corporation’s consolidated financial statements, have issued an attestation report on Management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See Report of Independent Registered Public Accounting Firm on page 1 of Annual Report to Shareowners.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF FRONTIER FINANCIAL CORPORATION

Biographical and business experience information about the directors and director nominees of FFC included in Frontier Financial Corporation’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 18, 2007 (the Proxy Statement) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below are hereby incorporated herein by reference. Information on FFC’s executive officers is also included in the Proxy Statement.

Information regarding FFC’s Audit Committee included under the caption “Directors’ Meetings, Committees and Compensation” of the Proxy Statement is hereby incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

FFC’s Code of Ethics for Senior Executive Officers (“Code of Ethics”) is available at www.frontierbank.com, as discussed in “Available Information” above. FFC intends to disclose any amendments or waivers with respect to its Code of Ethics on its website at www.frontierbank.com.

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included under the caption “Compensation of Executives” of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the headings “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Five Year Performance Comparison” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for issuance under the Corporation’s plans:

	Number of securities to be issued upon exercise of outstanding options, warrants andrights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in first column)

Equity compensation plans approved by security holders (A)	1,349,128	$17.78	4,997,711

Equity compensation plans not approved by security holders (B)	45,000	N/A	37,787
	1,394,128		5,035,498

(A) Consists of FFC Incentive Stock Options Plan
(B) Consists of FFC 1999 Employee Stock Award Plan

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information set forth under the caption “Share Ownership Information” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the caption “Related Party Transactions and Business Relationships” is hereby incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is hereby incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Financial statements required by Item 8 of this report are incorporated by reference, from the 2006 Annual Report to Shareowners.

(a)(2) Financial Statement Schedules.

All financial schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on page 45.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION
February 21, 2007	/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 21, 2007	/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer
(Principal Executive Officer)

February 21, 2007	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 21, 2007	/s/ George E. Barber
George E. Barber, Director

February 21, 2007	/s/ Michael J. Clementz
Michael J. Clementz, Director

February 21, 2007	/s/ David M. Cuthill
David M. Cuthill, Director

February 21, 2007	/s/ Lucy DeYoung
Lucy DeYoung, Director

February 21, 2007	/s/ John J. Dickson
John J. Dickson, Director

February 21, 2007	/s/ Robert J. Dickson
Robert J. Dickson, Chairman of the Board

February 21, 2007	/s/ Patrick M. Fahey
Patrick M. Fahey, Director

February 21, 2007	/s/ Edward D. Hansen
Edward D. Hansen, Director

February 21, 2007	/s/ William H. Lucas
William H. Lucas, Director

February 21, 2007	/s/ James H. Mulligan
James H. Mulligan, Director

February 21, 2007	/s/ William J. Robinson
William J. Robinson, Director

February 21, 2007	/s/ Edward C. Rubatino
Edward C. Rubatino, Director

February 21, 2007	/s/ Darrell J. Storkson
Darrell J. Storkson, Director

February 21, 2007	/s/ Mark O. Zenger
Mark O. Zenger, Director

EXHIBIT INDEX
(3)(a)
Articles of Incorporation of Frontier Financial Corporation are incorporated herein by reference to Appendix A to the registrant’s definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

(3)(b)	By-Laws of Frontier Financial Corporation are incorporated herein by reference to Exhibit 3(ii) to Form 10Q filed on October 29, 2003.

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

*(10)(f)
Frontier Financial Corporation Employee Stock Option Plan and NorthStar Bank Employee Stock Option Plan, NorthStar Bank 1994 Employee Stock Option Plan, and NorthStar Bank Director Nonqualified Stock Option Plan, is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed March 16, 2006 (File No. 333-132487).

*(10)(g)	Frontier Financial Corporation 2006 Stock Incentive Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed August 4, 2006, (File No. 333-136298).

*(10)(h)	Change of Control Agreement with John J. Dickson is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 19, 2006 (File No. 000-15540).

*(10)(i)	Form of Change of Control Agreement with other Executive Officers.

(11)	Statement Regarding Computation of Earnings Per Share.

(13)	Portions of the Annual Report to Shareowners for the year ended December 31, 2006, are incorporated by reference herein.

(14)	Code of Ethics for Senior Financial Officers.

(21)	Subsidiaries of Registrant.

(23.1)	Consent of Moss Adams LLP, independent registered public accounting firm.

(31.1)	Certification of Chief Executive Officer.

(31.2)	Certification of Chief Financial Officer.

(32)	Certification pursuant to 28 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Compensatory plan or arrangement.