Form 10-Q
period 2007-03-31
FRONTIER FINANCIAL CORP /WA/
filed 2007-05-09
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Everett, Washington 98213

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

Large accelerated filer ☒	Accelerated filer ☐	Nonaccelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 4, 2007
Common Stock, no par value	44,506,185

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

-i-

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED BALANCE SHEET

(In thousands, except for number of shares)	(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006

Cash & due from banks	$96,074	$104,222
Federal funds sold	5,084	18,673
Securities:
Available for sale-fair value	104,470	111,112
Held to maturity-amortized cost	3,599	3,599
Total securities	108,069	114,711
Loans receivable:
Held for sale	5,417	7,220
Held for portfolio, net of unearned income	3,012,846	2,900,780
Less allowance for loan losses	(41,755)	(40,649)
Net loans	2,976,508	2,867,351

Premises & equipment, net	31,218	30,026
Intangible assets	41,164	41,227
Federal Home Loan Bank stock	15,030	15,030
Bank owned life insurance	22,434	22,198
Other assets	27,352	25,026
TOTAL ASSETS	$3,322,933	$3,238,464

LIABILITIES
Deposits:
Noninterest bearing	$409,321	$406,621
Interest bearing	2,160,420	2,047,011
Total deposits	2,569,741	2,453,632
Federal funds purchased and securities sold under repurchase agreements	36,315	81,673
Federal Home Loan Bank advances	286,079	282,017
Junior subordinated debt	5,156	5,156
Other liabilities	34,880	20,703
TOTAL LIABILITIES	2,932,171	2,843,181

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 44,816,174 and 45,350,316 shares issued and outstanding at March 31, 2007 and December 31, 2006	185,558	183,982
Retained earnings	199,398	205,126
Accumulated other comprehensive income, net of tax effect	5,806	6,175
TOTAL SHAREOWNERS' EQUITY	390,762	395,283
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$3,322,933	$3,238,464

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED STATEMENT OF INCOME

(In thousands, except for number of shares and per share amounts)	(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
INTEREST INCOME
Interest and fees on loans	$67,562	$54,120
Interest on investments	961	1,100
Total interest income	68,523	55,220
INTEREST EXPENSE
Interest on deposits	21,724	14,582
Interest on borrowed funds	4,080	3,334
Total interest expense	25,804	17,916
Net interest income	42,719	37,304
PROVISION FOR LOAN LOSSES	1,450	2,500
Net interest income after provision for loan losses	41,269	34,804
NONINTEREST INCOME
Gain on sale of secondary mortgage loans	475	295
Service charges on deposit accounts	1,075	1,057
Gain on sale of premises and equipment	-	2,072
Other noninterest income	1,857	1,892
Total noninterest income	3,407	5,316
NONINTEREST EXPENSE
Salaries and employee benefits	11,308	10,647
Occupancy expense	2,646	2,150
State business taxes	500	655
Other noninterest expense	3,693	3,316
Total noninterest expense	18,147	16,768
INCOME BEFORE PROVISION FOR INCOME TAX	26,529	23,352
PROVISION FOR INCOME TAX	9,006	7,924
NET INCOME	17,523	15,428
Weighted average number of shares outstanding for the period	45,176,326	44,215,529
Basic earnings per share	$0.39	$0.35
Weighted average number of diluted shares outstanding for period	45,624,490	44,685,555
Diluted earnings per share	$0.38	$0.35

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	(Unaudited)
	Three months ended
CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2007	March 31, 2006
Net Income	$17,523	$15,428
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	763	1,073
Provision for loan losses	1,450	2,500
Gain on sale of premises and equipment	-	(2,072)
Deferred taxes	-	(3,660)
Gain on sale of secondary mortgage loans	(475)	(295)
Excess tax benefits associated with equity-based compensation	(80)	(143)
Dividend income from Federal Home Loan Bank	15	-
Increase in surrender value of bank owned life insurance	(236)	(3,373)
Share-based compensation expense	421	-
Changes in operating assets and liabilities
Income taxes payable	9,862	7,121
Interest receivable	34	(1,354)
Interest payable	520	1,673
Proceeds from sales of mortgage loans	42,146	20,725
Origination of mortgage loans held for sale	(39,869)	(18,403)
Other operating activities	(2,044)	(78)
Net cash provided by operating activities	30,030	19,142

CASH FLOWS FROM INVESTING ACTIVITIES
Net federal funds sold	13,589	(21,854)
Proceeds from the maturities of available for sale securities	10,005	11,000
Proceeds from maturities held to maturity securities	-	120
Purchase of investment securities available for sale	(3,950)	(8,579)
Acquisition of bank	-	10,585
Net cash flows from loan activities	(112,066)	(284,793)
Purchases of premises and equipment	(1,863)	(552)
Proceeds from sale of premise and equipment	-	2,072
Disposals of premise and equipment	17	909
Other investing activities	131	1,319
Net cash used by investing activities	(94,137)	(289,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in core deposits	(4,577)	(3,851)
Net change in certificates of deposit	120,686	312,218
Stock options exercised	740	1,303
Cash dividends paid	(7,037)	(4,839)

Net change in federal funds purchased and securities sold under repurchase agreements	(45,358)	(8,977)
Advances from Federal Home Loan Bank	155,000	31,311
Repayment of Federal Home Loan Bank advances	(150,938)	(25,889)
Excess tax benefits associated with equity-based compensation	80	143
Purchase of common shares	(16,596)	-
Other financing activities	3,959	(632)
Net cash provided by financing activities	55,959	300,787

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	(Unaudited)
(In thousands)	Three months ended
	March 31, 2007	March 31, 2006

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(8,148)	30,156

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR	104,222	85,631

CASH AND DUE FROM BANKS AT END OF PERIOD	$96,074	$115,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$25,040	$16,243
Cash paid during the period for income taxes	-	1,500

The accompanying notes are an integral part of these financial statements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF CONSOLIDATION – RESULTS OF OPERATIONS

The consolidated financial statements of Frontier Financial Corporation (“FFC” or the “Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a nonbank corporation which leases property to the Bank. All significant intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2006 Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the financial condition and results of operation for the interim periods presented.  Operating results for the three months ending March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2007 presentation.  These classifications have not a material effect on previously reported income, retained earnings, or earnings per share.

NOTE 2.  ACQUISITION

On February 1, 2006, the Corporation acquired 100 percent of the outstanding shares of NorthStar Financial Corporation (“NorthStar”).  NorthStar’s results of operations have been included in the consolidated financial statements since that date.  NorthStar had two full service offices in the Seattle communities of Ballard and Fremont.  The purchase of NorthStar provided Frontier the opportunity to fill in branches within its market area.  The aggregate purchase price was $46.9 million.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date and the amounts are summarized in the following table:

In Thousands
Purchase Price
Total value of the Corporation's common stock exchanged	$44,656
Value of stock options assumed	2,257
Total Purchase Price		$46,913

Allocation of purchase price
NorthStar's shareowner equity		11,931
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans		278
Core deposit intangible		681
Federal Home Loan Bank advances		159
Junior subordinated debentures		52
Fair value of other net assets acquired		13,101
Goodwill resulting from acquisition		$33,812

The acquired core deposit intangible asset has a useful life of approximately 5 years.  The $33.8 million of goodwill was assigned to the NorthStar business segment and is not deductible for tax purposes.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – ACQUISITION (Continued)

The fair value of assets and liabilities of NorthStar at the date of acquisition are presented below:

Cash	$3,481
Securities available-for-sale	8,176
Federal funds sold and interest bearing deposits at banks	8,003
Loans, net of allowance for loan losses of $2,501	150,099
Premises and equipment, net	178
Bank owned life insurance	3,174
Other assets	2,521
Investment in Trust I and Trust II	156
Goodwill	33,812
Total assets	209,600
Deposits	(145,172)
Federal Home Loan Bank advances	(11,152)
Junior subordinated debentures	(5,104)
Other liabilities	(1,259)
Net assets acquired	$46,913

The following unaudited pro forma condensed consolidated financial information presents the results of operations of the Corporation had the acquisition taken place January 1, 2006:

Three Months Ended
March 31,
In Thousands, except for number of shares and per share amounts	2006

Net interest income	$37,908
Provision for loan losses	(2,515)
Noninterest income	5,337
Noninterest expense	16,960
Income before income tax	23,770
Net income	15,708
Per common share information:
Average common shares issued and outstanding	44,962,427
Basic earnings per share	$0.35
Average diluted common shares issued and outstanding	45,432,453
Diluted earnings per share	$0.35

NOTE 3.  SHARE-BASED COMPENSATION

The Corporation adopted Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), on January 1, 2006, using the “modified prospective” method.  Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123 (R).  Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – SHARE-BASED COMPENSATION (Continued)

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

At March 31, 2007, there were 1,273,305 options outstanding, of which 1,155,642 were exercisable under this plan.

The following table presents the activity related to options for the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In Thousands)

Balance, December 31, 2006	1,349,128	$17.78
Granted	-	-
Exercised	(63,424)	13.23
Forfeited/expired	(12,399)	21.81

Balance March 31, 2007	1,273,305	$17.94	7.3	$9,495

No options were granted during the three months ended March 31, 2007 and 2006.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised for the three months ended March 31, 2007 and 2006 was $.9 million and $1.1 million, respectively.

The total fair value of shares vested and recognized as compensation expense for the three months ended March 31, 2007 and March 31, 2006 was $421 thousand and zero, respectively.  As of March 31, 2007, the Corporation had 117,663 nonvested shares outstanding and there was $3.6 million of total unrecognized compensation cost related to these shares.  The cost is expected to be recognized monthly on a straight-line basis, over the vesting period, though December 2009.

Cash received from options exercised for the three months ended March 31, 2007 and 2006 was $740 thousand and $1.3 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $80 thousand and $143 thousand, respectively, for the three months ended March 31, 2007 and 2006.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 Employee Stock Award Plan

The Corporation adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries.  Employees eligible to receive stock awards under this plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The plan is effective for ten years from adoption.  There are currently 37,214 shares issuable under this plan.

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

As of March 31, 2007, the Corporation held Federal Home Loan Bank (FHLB) bonds that had a book value of $34.0 million and a market value of $33.5 million.

Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The following tables display the characteristics of the AFS and HTM portfolios as of March 31, 2007:

AGGREGATE FAIR VALUE AND AMORTIZED COST OF INVESTMENTS

(In thousands)
	Amortized Cost	Gross Unrealized Gains	Less than 12 months Gross Unrealized Losses	12 months or more Gross Unrealized Losses	Aggregate Fair Value
AFS SECURITIES
Equities	$29,002	$9,893	-	$(202)	$38,693
U.S. Treasuries	4,202	48	$(4)	-	4,246
U.S. Agencies	44,000	76	-	(702)	43,374
Corporate securities	16,645	57	-	(202)	16,500
Municipal securities	1,673	-	-	(16)	1,657
	95,522	10,074	(4)	(1,122)	104,470

HTM SECURITIES
Municipal securities	2,073	32	-	-	2,105
Corporate securities	1,526	-	(21)	-	1,505
	3,599	32	(21)	-	3,610
	$99,121	$10,106	$(25)	$(1,122)	$108,080

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. – INVESTMENT SECURITIES (Continued)

	MATURITY SCHEDULE OF SECURITIES
	Available for Sale		Held to Maturity
MATURITY	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0-1 Yr	$41,121	$50,759	$845	$850
1-5 Yrs	51,608	50,842	1,228	1,255
5-10 Yrs	251	299	-	-
Over 10 Yrs	2,542	2,570	1,526	1,505
	$95,522	$104,470	$3,599	$3,610

As of March 31, 2007, and 2006, the Bank held FHLB of Seattle stock of $15.0 million, respectively.  In December 2004, the FHLB of Seattle announced it would not repurchase any stock until further notice.  On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board (“Finance Board”).  In May 2005, the Finance Board accepted the Seattle Bank’s three-year plan. To meet the Finance Board’s conditions under the three-year plan, the Seattle Bank’s board adopted a resolution that suspends dividends on all classes of stock going forward.  In December 2006, the FHLB of Seattle declared a $0.10 per share cash dividend and in January, 2007, announced that its regulator, the Finance Board, has terminated its written plan.  The termination of the written plan does not affect the resolution adopted by the Seattle Bank’s Board of Directors to continue its restrictions on Class B stock repurchases and limit dividends to 50 percent of the year-to-date GAAP net income, except with the prior written approval of the Finance Board’s Director of the Office of Supervision.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Corporation will receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2007, management believes the impairments detailed in the table on the previous page are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS

The following is an analysis of the loan portfolio by major type of loans (including held for sale):

(In thousands)
	March 31, 2007	December 31, 2006
Loans (including loans held for sale):
Commercial and agriculture	$367,532	$381,800
Real Estate:
Commercial	909,431	901,098
Construction and land development	1,438,035	1,334,051
Residential	257,743	243,564
Installment and other	61,658	63,116
	3,034,399	2,923,629
Unearned Fee Income	(16,136)	(15,629)
Total Loans	$3,018,263	$2,908,000

NOTE 6. INCOME TAXES

The January 1, 2007 adoption of FASB Interpretation 48, Accounting for Income Taxes, did not affect our financial positions.  The Corporation and its subsidiaries file federal (U.S.) income tax returns and State of Washington business and occupation tax returns.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005.  The State of Washington is currently examining the Corporation’s business and occupation tax return for 2001, 2002, 2003, 2004 and 2005 due to amended returns initiated by the Corporation.  It is anticipated that this process will be complete sometime during the current year; however, the Corporation does not anticipate the examination to result in any adjustments that would have a significant impact on the Corporation’s financial statements.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as noninterest expense.

NOTE 7.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109) (FIN 48).  Under FIN 48, a tax position shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  The adoptions of FIN 48 on January 1, 2007, did not have a material impact on the Corporation’s consolidated financial statements, results of operations or liquidity.  See Note 6 included herein for additional information regarding the Corporation’s income taxes.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the Financial Accounting Standards Board released Statement No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.

In September 2006, the Emerging Issue Task Force (EITF) reached a final consensus on Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers ’ Accounting for Postretirement Benefits Other Than Pensions or APB No. 12, Omnibus Opinion – 1967.  The provisions of EITF 06-4 are effective for the Corporation on January 1, 2008, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of the adoption or through retrospective application to all prior periods.  The Corporation does not expect adoption of EITF 06-4 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

In February 2007, the Financial Accounting Standards Board released Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.

In March 2007, the EITF reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the postretirement benefit related to collateral assignment post-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12.  EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of collateral assignment split-dollar life insurance arrangement.  The provision of EITF 06-10 are effective for the Corporation on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods.  The Corporation does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statement, results of operations or liquidity.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. SUBSEQUENT EVENT

Subsequent to March 31, 2007, the Corporation sold $48.0 million of available-for-sale investment securities with a net realized pre-tax loss of $1.0 million to be recognized in second quarter 2007 earnings.  The securities chosen to be sold were those with the least attractive yield, cash flow and interest rate risk characteristics.  Approximately $40.0 million of new securities were purchased with an overall yield 173 basis points higher than that of the securities that were sold.

In addition, $60.0 million of FHLB advances were paid off early resulting in a prepayment penalty of $1.5 million pre-tax to be charged to earnings in the second quarter of 2007.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics.  $60.0 million in new advances were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.

Because of this balance sheet restructuring, the Corporation expects pre-tax interest income to be enhanced by approximately $1.1 million per year resulting in an estimated “payback” of the initial charges to second quarter 2007 earnings of approximately 2 years.  The Corporation estimates the restructure will improve net interest margin by 5.3 basis points on a go forward basis.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice About Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this report contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The word “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements include, among other, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, pending regulatory matters, adequacy of allowances for loan losses and controls, and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Rick Factors” in the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s options only as of the date hereof.  The Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

HIGHLIGHTS

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the first quarter of 2007 was $17.5 million versus $15.4 million for the first quarter of 2006, an increase of $2.1 million, or 13.6%.  Net interest income increased $5.4 million in the first quarter of 2007, or 14.5%; and the provision for loan losses decreased $1.1 million, or 42.0% from the first quarter of 2006.  Earnings per diluted share were $.38 in the current quarter as compared to $.35 in the first quarter of 2006. The largest contributing factor to the increase in net income was the increase in net interest income.

Return on average assets (ROAA) was 2.15% in the first quarter of 2007 as compared to 2.17% in the first quarter of 2006.  The annualized return on average shareowners’ equity (ROAE) in 2007 was 17.80%, as compared to 18.45% in 2006.

FINANCIAL REVIEW

MARKET AREA

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank.  With forty-five banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit and Whatcom counties, Frontier Bank serves nearly the entire Puget Sound Region.  The Puget Sound Region is home to approximately 60% of the population of Washington State.  Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Microsoft, Nordstrom, Paccar, Starbucks, Washington Mutual, and Weyerhaeuser located in the region.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET – March 31,  2007/December 31, 2006

Loan growth for the first quarter of 2007 was $110.3 million, or 3.8%.  Investment securities for the same time period decreased $6.6 million, or 5.8%.  Federal funds sold decreased $13.6 million, to $5.1 million.

Loans, net of allowance for loan losses, increased $109.2 million, or 3.8% to a balance of $2.98 billion at March 31, 2007, compared to $2.87 billion at December 31, 2006.  For the first three months of 2007, new loan originations were $489.6 million as compared to $400.5 million for the same period in 2006, representing a 22.3% increase.  The growth is attributable primarily to the continued strong real estate market in the Puget Sound Region along with additions to the lending staff in the four new offices opened over the past year.

Since year-end 2006, the loan mix has changed as real estate construction and land development loans have increased as a percentage of the total loan portfolio, from 45.6% to 47.4%, or an increase of $103.6 million.  This compares to a decrease in commercial and agriculture loans of $14.3 million to 12.2%, increases in real estate commercial loans of $8.2 million to 30.1% and real estate residential loans of $15.9 million to 8.3% as a percentage of the total loan portfolio, for the same period.

Total deposits increased $116.1 million, or 4.7% since year-end 2006.  As a percentage of total interest bearing deposits, NOW, money market and sweep accounts decreased to 32.3% from 33.4% at year-end 2006.  Savings accounts dropped to 13.1% from 14.9% and time deposits (CD’s) increased from 51.7% to 54.5% in the first quarter of 2007.  Noninterest bearing deposits increased $2.7 million, and interest-bearing deposits increased $113.4 million, or 5.5% in the first quarter of 2007.  NOW, money market, and sweep accounts increased $14.9 million, or 2.2%; savings accounts decreased $22.2 million, or 7.3%; and, CD’s increased $120.7 million, or 11.4% in the first quarter of 2007.  The deposit mix is changing because we are experiencing an inverted yield curve out past 6-9 months.  The growth of FHLB advances since year-end 2006 of $4.1 million was to fund loan growth while at the same time extending the maturity of these fixed rate liabilities.

Capital decreased 1.1% in the first three months of the year primarily due to repurchase of 626,628 shares of common stock at a cost of $16.6 million and cash dividends paid to shareowners totaling $7.0 million.  Subsequent to March 31, 2007, the Corporation repurchased an additional 322,100 shares at a cost of $8.2 million through May 4, 2007.

BALANCE SHEET – March 31, 2007/March 31, 2006

Below are abbreviated balance sheets at the end of the respective quarters which indicates the changes that have occurred over the past year:

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET (Continued)

(In Thousands)
March 31,	2007	2006	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and agriculture	$366,666	$355,226	$11,440	3.2%
Real Estate:
Commercial	905,932	920,650	(14,718)	-1.6%
Construction and land development	1,427,537	1,108,182	319,355	28.8%
Residential	256,526	226,223	30,303	13.4%
Installment and other loans	61,602	61,414	188	0.3%
Total loans	3,018,263	2,671,695	346,568	13.0%
Investments	108,069	114,278	(6,209)	-5.4%
Federal funds sold	5,084	22,587	(17,503)	-77.5%
Total earning assets	$3,131,416	$2,808,560	$322,856	11.5%
Total assets	$3,322,933	$3,016,851	$306,082	10.1%

LIABILITIES
Noninterest bearing deposits	$409,321	$392,001	$17,320	4.4%
Interest bearing deposits:
NOW and money market accounts	698,866	477,909	220,957	46.2%
Savings accounts	283,473	417,792	(134,319)	-32.1%
Time certificates	1,178,081	1,082,045	96,036	8.9%
Total interest bearing deposits	2,160,420	1,977,746	182,674	9.2%
Total deposits	$2,569,741	$2,369,747	$199,994	8.4%
Federal funds purchased and securities sold under repurchase agreements	$36,315	$11,836	$24,479	206.8%
FHLB advances	$286,079	$245,422	$40,657	16.6%
Junior subordinated debt	$5,156	$5,156	-	N/M
Shareowners' equity	$390,762	$354,414	$36,348	10.3%

At March 31, 2007, total loans were up $346.6 million, or 13.0% over the previous year.  The increase in loans over the previous year’s corresponding quarter was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region.  Investments decreased $6.2 million, or 5.4% and federal funds sold decreased $17.5 million, or 77.5%.

Noninterest bearing deposits increased $17.3 million, or 4.4% to $409.3 million in the first quarter of 2007.  Interest bearing deposits increased $182.7 million, or 9.2%, with the increase primarily in NOW and money market accounts.

At March 31, 2007, NOW, money market and sweep accounts made up 32.3% of total interest bearing deposits compared to 24.2% at March 31, 2006.  In first quarter 2007 savings deposits made up 13.1% of total interest bearing deposits versus 21.1% in first quarter 2006 and time deposits made up 54.5% in first quarter 2007 versus 54.7% in first quarter 2006.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET (Continued)

From March 31, 2006 to March 31, 2007, NOW, money market and sweep deposits increased $221.0 million, or 46.2%; savings deposits decreased $134.3 million, or 32.1%; and time deposits increased $96.0 million or 8.9%.   The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits.

FHLB borrowings increased $40.7 million, or 16.6% from March 31, 2006 to March 31, 2007. The reason for these advances was to fund loan growth and lock in longer-term liabilities as interest rates increased.

Capital has increased $36.3 million from March 31, 2006 to March 31, 2007, or 10.3%.  This increase was due to retained earnings less repurchases of common stock.  Please see page 29 for information regarding cash dividends paid and for information on stock repurchases.

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
The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (“TE”) or fully taxable basis.  Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax.  The discussion below presents an analysis based on TE amounts using a 35% tax rate.  (However, there are no tax equivalent additions to the interest expense or noninterest income and expense amounts.)

TE is a nonGAAP performance measurement used by management in operating and analyzing the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

Determination of Tax Equivalent Amounts:

(In thousands)

FOR THE QUARTER

Ended March 31,	2007	2006	$ Change	% Change
Total interest income, as reported	$68,523	$55,220	$13,303	24.1%

Effect of tax exempt loans and municipal bonds	222	262	(40)	-15.3%
TE interest income	68,745	55,482	13,263	23.9%
Total interest expense	25,804	17,916	7,888	44.0%
TE net interest income	$42,941	$37,566	$5,375	14.3%

Calculation of TE Net Interest Margin (quarterly annualized)
TE interest income	$274,980	$221,928	$53,052	23.9%
Total interest expense	103,216	71,664	31,552	44.0%
TE net interest income	$171,764	$150,264	$21,500	14.3%
Average earning assets	$3,072,659	$2,677,684	$394,975	14.8%
TE NIM	5.59%	5.61%

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Abbreviated quarterly average balance sheets and net interest income data for the periods are shown below:

(In thousands)
For quarter ended March 31,	2007	2006	$ Change	% Change	Current Yield/Cost
ASSETS
Loans:
Commercial and agriculture	$378,510	$350,152	$28,358	8.1%	8.83%
Real estate:
Commercial	894,859	889,610	5,249	0.6%	7.74%
Construction and land development	1,385,734	1,054,012	331,722	31.5%	10.49%
Residential	248,072	211,065	37,007	17.5%	8.42%
Installment and other loans	61,346	55,547	5,799	10.4%	9.59%
Total loans	2,968,521	2,560,386	408,135	15.9%	9.26%
Investments	100,193	106,596	(6,403)	-6.0%	3.80%
Federal funds sold	3,945	10,702	(6,757)	-63.1%	5.24%
Total earning assets	$3,072,659	$2,677,684	$394,975	14.8%	9.07%
Total assets	$3,252,880	$2,840,710	$412,170	14.5%

LIABILITIES
Noninterest bearing deposits	$385,464	$374,244	$11,220	3.0%
Interest bearing deposits:
NOW, money market & sweep	661,465	411,207	250,258	60.9%	3.58%
Savings	293,436	463,240	(169,804)	-36.7%	2.35%
Time certificates	1,160,371	948,557	211,814	22.3%	4.95%
Total interest bearing deposits	2,115,272	1,823,004	292,268	16.0%	4.17%
Total deposits	$2,500,736	$2,197,248	$303,488	13.8%	3.52%
Federal funds purchased and repurchase agreements	$42,133	$36,629	$5,504	15.0%	5.42%
FHLB advances	$287,819	$249,092	$38,727	15.5%	4.83%
Junior subordinated debt	$5,156	$3,437	$1,719	50.0%	6.76%
Total interest bearing liabilities	$2,451,578	$2,112,058	$339,520	16.1%	4.27%
Shareowners' equity	$393,870	$334,427	$59,443	17.8%

At the end of the first quarters of 2007 and 2006, average total earning assets as a percent of average total assets were 94.5% compared to 94.3%, respectively.  This ratio indicates how efficiently assets are being utilized.  Average loans were 91.3% and 90.1% of average assets, respectively, and investments were 3.1% and 3.8%, for the same periods.  Average federal funds sold were 0.1% and 0.4% over the same periods. Average total loan-to-deposits ratios were 118.7% and 116.5% for the same periods.  For the quarter ending March 31, 2007, average NOW, sweep and money market accounts were 27.0% of total interest bearing liabilities (“IBL”); average savings accounts were 12.0% of total IBL and average time certificates were 47.3% of total IBL.  Average borrowings were 13.7% of total IBL for the same period.  Tax equivalent net interest income increased $5.4 million, or 14.3% in the first quarter 2007 when compared to the same quarter a year ago.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNING ASSETS

The TE yield on total earning assets increased 67 basis points (bps) in the first quarter of 2007 to 9.07% compared to 8.40% in first quarter 2006.   Loans increased in yield from 8.61% in first quarter 2006 to 9.26% in the current period, an increase of 65 bps, or 7.5%, which is due to the Federal Reserve Board’s eleven rate increases since December 31, 2004, totaling 275 bps.  Seventy-one percent of the increased interest income in the current quarter is attributable to the volume of loans and the remainder attributable to the change in rate.

On a quarterly TE basis, net interest income was $42.9 million in the first quarter of 2007, versus $37.6 million in the first quarter of 2006, an increase in net interest income of $5.4 million, or 14.3%. The increase in net interest income was the result of total interest income increasing $13.3 million, and total interest expense increasing $7.9 million.  The increase of $395.0 million in the average balance of earning assets increased interest income by $9.4 million and the increase in interest rates increased interest income by $3.9 million, for a total increase of $13.3 million.

The annualized yield on total loans increased from 8.61% in the first quarter of 2006 to 9.26% in the first quarter of 2007.  Commercial and agriculture loans increased in yield from 7.99% to 8.83%; real estate commercial loans increased in yield from 7.54% to 7.74%; real estate construction and land development loans increased in yield from 9.79% to 10.49%; real estate residential loans increased in yield from 8.06% to 8.42%; and installment loans increased in yield from 9.25% to 9.59%.

The yield on investments decreased from 3.87% in the first quarter of 2006 to 3.80% in the first quarter 2007 and the yield on federal funds sold increased from 4.74% in 2006 to 5.24% for the same periods.

INTEREST BEARING LIABILITIES

The $339.5 million increase in the average balance of total interest bearing liabilities increased interest expense by $3.2 million and the increase in rates paid on interest bearing liabilities increased interest expense by $4.7 million, for a total increase in interest expense of $7.9 million from the first quarter of 2006 to the first quarter of 2007. The cost of total interest bearing liabilities increased 83 basis points from 3.44% in 2006 to 4.27% in 2007 for the same periods.

The increase in the average balance of interest bearing deposits of $292.3 million increased interest expense by $2.7 million, and the rate paid on interest bearing deposits increased interest expense by $4.4 million, for a net increase of $7.1 million from March 31, 2006 to March 31, 2007.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $46.0 million increased interest expense by $455 thousand and the rates paid on these borrowings increased interest expense by $291 thousand, for a net increase of $746 thousand from March 31, 2006 to March 31, 2007.

The cost of NOW, money market and sweep accounts increased from 2.46% in the first quarter of 2006, to 3.58% in first quarter of 2007.  Savings account costs were 2.27% in 2006, and 2.35%, respectively, for the same periods.  Time certificate of deposits increased in cost from 4.06% in the first quarter of 2006 to 4.95% in first quarter of 2007.  The cost of short-term borrowings increased from 4.44% to 5.42%, and the cost of FHLB borrowings increased from 4.69% in the first quarter of 2006 to 4.83% in the first quarter of 2007.  The average cost of interest bearing liabilities increased from 3.44% in the first quarter of 2006 to 4.27% in the first quarter of 2007.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST INCOME AND EXPENSE – March 31, 2007/March 31, 2006

Total noninterest income decreased $1.9 in the first quarter of 2007, or 35.9% from the same quarter a year ago.    Service charges increased slightly by $18 thousand to $1.1 million, or a 1.7% increase.  Gain on sale of premises and equipment decreased $2.1 million or 53.2% in the current quarter due mainly to the gain of $2.1 million on the sale of a portion of property in the first quarter of 2006.  This property had been owned for several years as a potential branch location.

The market value of trust assets at March 31, 2007 was $430.5 million, as compared to $348.1 million at March 31, 2006, an increase of $82.4 million, or 23.7%.  Trust assets are not included in the Corporation’s consolidated balance sheet.  Trust revenue for the quarters ended March 31, 2007 and 2006 was $465 thousand and $437 thousand, respectively.

Total noninterest expenses increased $1.4 million or 8.2% from first quarter 2006 to first quarter 2007.  Salaries and benefits increased $661 thousand or 6.2% over the same period.  Other noninterest expense increased $377 thousand in the first quarter 2007, or 11.4%.  This increase was primarily driven by share-based compensation expense of $421 thousand.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead.  This ratio is then compared to others in the industry.  The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items.  The lower the number, the more efficient the organization.  The Corporation’s efficiency ratio for the first quarter was 38% for 2007 and 41% for 2006.  The Corporation’s ratio places it among the performance leaders in the industry.

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

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY (Continued)

The loan loss allowance, charge offs and loan recoveries are summarized as follows:

(In thousands)
	Three months	Twelve months
	ended	ended
	March 31, 2007	December 31, 2006

Beginning balance	$44,195	$37,075
Charge offs:
Commercial and agriculture	(34)	(2,283)
Real estate:
Commercial real estate	-	-
Construction and land development	-	(855)
Residential	-	-
Installment and other	(29)	(156)
Total charge offs	(63)	(3,294)

Recoveries:
Commercial and agriculture	18	353
Real estate:
Commercial	-	-
Construction and land development	-	-
Residential	-	-
Installment and other	12	60
Total recoveries	30	413

Net (charge offs) recoveries	(33)	(2,881)

Provision for loan losses	1,450	7,500

Merger	-	2,501
Balance before portion identified for undisbursed loans	45,612	44,195
Portion of reserve identified for undisbursed loans and reclassified as a liability	(3,857)	(3,546)
Balance at end of period	$41,755	$40,649

Average loans for the period	$2,968,521	$2,731,257

Ratio of net charge offs to average loans outstanding during the period	0.001%	0.11%

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

Impaired assets are summarized as follows:

(In thousands)

Period ended March 31,	2007	2006
Nonaccruing loans:
Commercial and agriculture	$150	$4,943
Real estate:
Commercial	1,470	-
Construction and land development	7,586	8
Residential	2,421	209
Installment and other	39	-
Total nonaccruing loans	11,666	5,160

Other real estate owned	-	-
Total nonperforming assets	$11,666	$5,160
Restructured loans	-	-

Total loans at end of period	$3,018,263	$2,671,695
Total assets at end of period	$3,322,933	$3,016,851

Total nonperforming assets to total loans	0.39%	0.19%
Total nonperforming assets to total assets	0.35%	0.17%
Total impaired assets to total assets	0.35%	0.17%

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

The table above reflects nonaccrual loans increased by $6.5 million from March 31, 2006 to $11.7 million as of March 31, 2007.   The ratio of nonaccrual loans to total assets as of March 31, 2007 was 0.35% as compared to 0.17% at March 31, 2006.  There are 15 loans currently in nonaccrual status of which $7.1 million is centered in one loan. The fifteen loans range in balances from $17 thousand to $7.1 million. Efforts are continuing to collect these loans with many involving some measure of legal action.

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

The Corporation ended the first quarters of 2007 and 2006 with a zero balance in OREO.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO.  Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

CREDIT CONCENTRATIONS

The table below indicates the changes to the loan portfolio mix as of the dates indicated, net of deferred loan fees:

(In thousands)	March 31, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Commercial and agriculture	$366,666	12.2%	$380,940	13.1%
Real estate loans:
Commercial	905,932	30.1%	897,717	31.0%
Construction and land development	1,427,537	47.4%	1,323,906	45.6%
Residential	251,109	8.3%	235,168	8.1%
Installment and other	61,602	2.0%	63,049	2.2%
Total	$3,012,846	100.0%	$2,900,780	100.0%

As shown in the table above the Corporation emphasizes commercial real estate and construction and land development related lending.   The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.   These loans are principally secured by first deeds of trust with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%.  A substantial number of these properties are owner occupied.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there were to be a downturn in the Puget Sound region real estate market.

Real estate construction and land development loans are generally composed of commitments to customers within our market area for construction purposes. Loans within this category are used for construction projects that range from residential and commercial land development to residential and commercial building projects.  They are generally secured by first deeds of trust with well-defined repayment sources following project completion.  Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity. We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions, and other factors that may influence the repayment of loans.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2007 and 2006, we had an immaterial amount of foreign loans.

ALLOWANCE FOR LOAN LOSSES – QUALITATIVE FACTORS

As of March 31, 2007, the allowance for loan loss balance totaled $41.8 million, or 1.38% of total loans, as compared to $38.7 million, or 1.45% of total loans at March 31, 2006. The allowance for loan losses, including the allocation for undisbursed loans of $3.9 million, would amount to a total allowance of $45.6 million, or 1.51% of total loans outstanding as of March 31, 2007.  This compares to the undisbursed allocation of $3.5 million, for a total allowance of $42.2 million, or 1.58% of total loans outstanding for the same time period last year.

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

Another consideration is the volume and terms of loans.  Management reviews the growth and terms of loans so that the allowance can be adjusted for current needs.  See page 22 for a discussion of credit concentrations.

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

All loans that have not been identified as having degradation in quality are assigned background reserves based upon the Bank’s experience and information concerning actual industry losses by loan types. The background reserves are reviewed quarterly to determine if the established percentages are appropriate.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES – QUANTITATIVE FACTORS (Continued)

Every quarter certain qualitative facts are evaluated to determine if adjustments are required for any of the background reserves established.  This is accomplished through an internal narrative and the tracking of statistics including, but not limited to, unemployment rates, historical charge offs, job growth, effects of changing interest rates, housing starts, housing sales, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate and economic trends.

The allocation of the allowance for loan losses at March 31, 2007 is as follows:

(In thousands)
Amount
Commercial and agriculture	$9,960
Real Estate:
Commercial	11,211
Construction and land development	4,887
Residential	9,768
Installment and other	985
Unallocated	4,944
41,755
Undisbursed loans	3,857
Total	45,612

In addition, regulatory agencies, as an integral part of their examination process, periodically review the loan loss reserve.  Such agencies may require the Corporation to change the allowance based on their judgment about information available to them at the time of their examination.  It is the Corporation’s policy to be in compliance with all accounting and regulatory standards related to loan loss reserves and all accounting policies promulgated by accounting principles generally accepted in the United States.

LIQUIDITY

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or customers who have credit needs.

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2007 and 2006.  This discussion addresses those periods of time.

When comparing the cash flows from operating activities for the two three month periods, activity in mortgage loans originated and sold was more than double in 2007 than the 2006 activity, indicating increased activity this year.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Net cash flows required for funding loan growth for 2007, were 61% lower than the loan growth in 2006.  Funding for loan growth in the first three months of 2007 and 2006 was mainly from time certificates of deposits.  Loan growth continues to be strong during the first three months of 2007; however, 2006 was unusually strong for loan growth.

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

Subsequent to March 31, 2007, $60.0 million of FHLB advances were paid off early resulting in a prepayment penalty of $1.5 million pre-tax to be charged to earnings in the second quarter of 2007.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics.  $60.0 million in new advances were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of March 31, 2007, the model predicted that net income would increase if interest rates rise and decline if rates fall.  Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $7.8 million.  Also assuming a one-year horizon, if rates declined by 2%, net income is estimated to decrease by approximately $1.4 million.  These amounts are embedded with a convexity impact of approximately a negative $2.0 million and a positive $11.8 million, respectively.  Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change.  The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

CAPITAL – March 31, 2007/December 31, 2006

Consolidated capital of the Corporation for financial statement purposes at March 31, 2007 was $390.8 million.  This amount compares to $395.3 million at December 31, 2006, a decrease of $4.5 million, or 1.1%.  The Corporation paid cash dividends totaling $7.0 million, and repurchased 626,628 shares at a total cost of $16.6 million with an average share price of $26.49, in the first quarter of 2007.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL (Continued)

The Corporation’s regulatory capital ratios as of March 31, 2007, were as follows:

(In thousands)	Tier I	Tier 2	Leverage
	(Core) Capital	(Total) Capital	Capital

GAAP Capital	$390,762	$390,762	$390,762
Net unrealized loss on AFS securities	(5,806)	(5,806)	(5,806)
Less:
Unrealized loss on equity securities	(19)	(19)	(19)

Goodwill and other intangibles	(41,164)	(41,164)	(41,164)
Add:
Qualifying Trust Preferred securities	5,000	5,000	5,000
Loan loss reserve including allowance for off balance sheet credit exposure		45,612
Disallowed portion of the loan loss reserve (1)	-	(6,091)	-
Qualifying portion of the loan loss reserve		39,521

Total regulatory capital (numerator)	$348,773	$388,294	$348,773

Total risk weighted assets (a)	$3,161,712	$3,161,712
Less:
Disallowed portion of the loan loss reserve	(6,091)	(6,091)
Adjusted risk weighted assets (denominator)	$3,155,621	$3,155,621

Total average assets, for the quarter less Goodwill and other intangibles (denominator)			3,211,716

Capital as a percent of adjusted risk weighted assets and/or average assets	11.05%	12.30%	10.86%

Regulatory minimum ratio for "well capitalized" purposes	6.00%	10.00%	5.00%

Actual at December 31, 2006	11.59%	12.85%	11.32%

(1)  Qualifying portion of loan loss reserve cannot exceed 1.25% of total risk weighted assets (a).

It is the policy of the Bank that capital is maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized”.

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 7 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2007 from the information presented under the caption, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for December 31, 2006.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART I. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of March 31, 2007. Based upon that evaluation, they concluded as of March 31, 2007, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of March 31, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, included our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Frontier Financial Corporation or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

See the discussion of our risk factors in the Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on February 28, 2007.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(a)   Issue Purchases of Equity Securities.  The following table presents a summary of share repurchases made by the Corporation during the quarter ended March 31, 2007.  In August 2006, our Board of Directors approved a new two-year share repurchase program authorizing up to 2,263,323 shares to be purchased.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units)purchased as a part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units)that may be purchased under the plans or programs
January 1 - 31, 2007	49,700	26.59	49,700	2,213,623
February 1-28, 2007	281,640	26.83	331,340	1,931,983
March 1 - 31, 2007	295,288	26.14	626,628	1,636,695
	626,628	26.49

(b)
Dividends.  On March 21, 2007, the Board of Directors of the Corporation declared a $0.16 per share second quarter 2007 cash dividend to shareowners of record as of April 10, 2007, and payable April 24, 2007.

Our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities.  See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital.”

The Corporation is a legal entity separate and distinct from Frontier Bank.  Because we are a holding company with no significant assets other than Frontier Bank, we are dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” in our Annual report on Form 10-K for the fiscal year ended December 31, 2006.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the first quarter of 2007.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

See Exhibit Index on page 32.

Index

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION

Date: May 8, 2007	/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer

Date: May 8, 2007	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer

Index

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

*(10)(g)	Frontier Financial Corporation 2006 Stock Incentive Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed August 4, 2006, (File No. 333-136298).

*(10)(h)	Change of Control Agreement with John J. Dickson is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 19, 2006 (File No. 000-15540).

*(10)(i)	Form of Change of Control Agreement with other Executive Officers is incorporated by reference to Exhibit 10(h) to Annual Report on Form 10-K filed February 28, 2007 (File No. 000-15540).

(11)	Statement Regarding Computation of Earnings Per Share.

(31.1)	Certification.

(31.2)	Certification.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* Compensatory plan or arrangement.