Form 10-Q
period 2007-06-30
FRONTIER FINANCIAL CORP /WA/
filed 2007-08-01
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

/x/                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(State or other jurisdiction of incorporation or organization)                             (IRS Employer Identification No.)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007

Common Stock, no par value                     44,031,768

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Cash & due from banks	$91,993	$104,222
Federal funds sold	91,501	18,673
Securities:
Available-for-sale, fair value	98,912	111,112
Held-to-maturity, amortized cost	3,599	3,599
Total securities	102,511	114,711
Loans receivable:
Held for sale	7,435	7,220
Held for portfolio, net of unearned income	3,186,081	2,900,780
Less allowance for loan losses	(42,846)	(40,649)
Net loans	3,150,670	2,867,351

Premises & equipment, net	35,756	30,026
Intangible assets	41,101	41,227
Federal Home Loan Bank stock	15,030	15,030
Bank owned life insurance	22,660	22,198
Other assets	27,747	25,026
Total Assets	$3,578,969	$3,238,464

LIABILITIES
Deposits:
Noninterest bearing	$391,591	$406,621
Interest bearing	2,441,504	2,047,011
Total deposits	2,833,095	2,453,632
Federal funds purchased and
securities sold under repurchase agreements	15,231	81,673
Federal Home Loan Bank advances	310,118	282,017
Junior subordinated debt	5,156	5,156
Other liabilities	33,703	20,703
Total Liabilities	3,197,303	2,843,181

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 44,028,192 and 45,350,316 shares issued and outstanding at June 30, 2007
and December 31, 2006	186,127	183,982
Retained earnings	190,354	205,126
Accumulated other comprehensive income, net of tax effect	5,185	6,175
Total Shareowners' Equity	381,666	395,283

Total Liabilities and Shareowners' Equity	$3,578,969	$3,238,464

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$72,612	$59,857	$140,174	$113,977
Interest on investments	1,385	1,489	2,346	2,589
Total interest income	73,997	61,346	142,520	116,566
INTEREST EXPENSE
Interest on deposits	23,848	17,974	45,572	32,556
Interest on borrowed funds	3,940	3,192	8,020	6,526
Total interest expense	27,788	21,166	53,592	39,082

Net interest income	46,209	40,180	88,928	77,484

PROVISION FOR LOAN LOSSES	1,850	1,000	3,300	3,500

Net interest income after provision for loan losses	44,359	39,180	85,628	73,984

NONINTEREST INCOME
Gain on sale of secondary mortgage loans	396	374	871	669
Loss on sale of securities	(937)	-	(937)	-
Service charges on deposit accounts	1,089	1,069	2,164	2,126
Gain on sale of premises and equipment	-	152	-	2,224
Other noninterest income	2,014	1,843	3,871	3,735
Total noninterest income	2,562	3,438	5,969	8,754

NONINTEREST EXPENSE
Salaries and employee benefits	11,052	9,920	22,360	20,567
Occupancy expense	2,313	2,341	4,959	4,491
State business taxes	491	519	991	1,174
FHLB prepayment penalty	1,534	-	1,534	-
Other noninterest expense	4,116	3,489	7,809	6,805
Total noninterest expense	19,506	16,269	37,653	33,037

INCOME BEFORE PROVISION
FOR INCOME TAX	27,415	26,349	53,944	49,701

PROVISION FOR INCOME TAX	9,244	8,944	18,250	16,868

NET INCOME	$18,171	$17,405	$35,694	$32,833
Weighted average number of
shares outstanding for the period *	44,635,972	45,202,310	45,103,883	44,711,645
Basic earnings per share	$0.41	$0.39	$0.79	$0.73
Weighted average number of diluted shares
outstanding for period *	44,991,139	45,573,584	45,510,255	45,133,047
Diluted earnings per share	$0.40	$0.38	$0.78	$0.73

* The weighted average number of basic and dilutive shares outstanding for the three and six months ended June 30, 2006, have been adjusted to reflect a 3-for-2 stock split, which occurred on September 26, 2006.

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$35,694	$32,833
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,383	1,530
Intangible amortization	126	105
Provision for loan losses	3,300	3,500
Loss on sale of securities	937	-
Gain on sale of premises and equipment	(22)	(2,224)
Deferred taxes	-	(4,767)
Gain on sale of secondary mortgage loans	(871)	(669)
Proceeds from sales of mortgage loans	84,302	71,249
Origination of mortgage loans held for sale	(83,646)	(70,492)
Excess tax benefits associated with equity-based compensation	(183)	(411)
Increase in surrender value of bank owned life insurance	(462)	(436)
Share-based compensation expense	856	-
Changes in operating assets and liabilities:
Income taxes payable	1,322	(1,597)
Interest receivable	(1,176)	(1,891)
Interest payable	2,258	3,654
Other operating activities	(758)	(282)
Net cash provided by operating activities	43,060	30,102

Cash flows from investing activities:
Net federal funds sold	(72,828)	(34,894)
Proceeds from the maturities of available for sale securities	15,430	11,765
Proceeds from maturities held to maturity securities	-	1,215
Proceeds from sale of available for securities	48,039	-
Purchase of investment securities available for sale	(53,771)	(8,579)
Acquisition of bank	-	7,863
Net cash flows from loan activities	(285,299)	(364,808)
Purchases of premises and equipment	(7,076)	(1,144)
Proceeds from sale of premise and equipment	22	3,140
Other investing activities	(224)	(366)
Net cash used in investing activities	(355,707)	(385,808)

Cash flows from financing activities:
Net change in core deposits	34,833	106,650
Net change in certificates of deposit	344,630	255,310
Stock options exercised	1,384	2,686
Cash dividends paid	(14,276)	(10,109)
Net change in federal funds purchased and securities
sold under repurchase agreements	(66,442)	(7,694)
Advances from Federal Home Loan Bank	267,642	71,756
Repayment of Federal Home Loan Bank advances	(239,541)	(47,703)
Excess tax benefits associated with equity-based compensation	183	411
Purchase of common shares	(37,109)	-
Other financing activities	9,114	3,300
Net cash provided by financing activities	300,418	374,607

 (Continued on next page)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Increase (decrease) in cash and due from banks	(12,229)	18,901

Cash and due from banks at beginning of period	104,222	85,631

Cash and due from banks at end of period	$91,993	$104,532

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$51,162	$35,329
Cash paid during the period for income taxes	$17,700	$17,665

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC” or the “Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a nonbank corporation which leases property to the Bank. All significant intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2006 Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair statement of the financial condition and results of operation for the interim periods presented.  Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2007 presentation.  These classifications do not have a material effect on previously reported income, retained earnings or earnings per share.

Note 2:  Recent Accounting Pronouncements

In March 2007, the Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 06-10 (“EITF 06-10”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the postretirement benefit related to collateral assignment post-dollar life insurance arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB No. 12, Omnibus Opinion – 1967.  EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of collateral assignment split-dollar life insurance arrangement.  The provision of EITF 06-10 are effective for the Corporation on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods.  The Corporation does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statement, results of operations or liquidity.

In February 2007, the Financial Accounting Standards Board (“FASB”) released Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.

In September 2006, the FASB finalized SFAS No. 157, Fair Value Measurements, which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008.

In September 2006, the EITF reached a final consensus on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB No. 12, Omnibus Opinion – 1967.  The provisions of EITF 06-4 are effective for the Corporation on January 1, 2008, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of the adoption or through retrospective application to all prior periods.  The Corporation does not expect adoption of EITF 06-4 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Computation of Average Shares Outstanding

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Income	$18,171	$17,405	$35,694	$32,833

Computation of average shares outstanding:

Shares outstanding at beginning of year	45,350	42,657	45,350	42,657

Shares issued or repurchased during the period
multiplied by the average time outstanding
during the period	(714)	2,545	(246)	2,055

Average basic shares outstanding	44,636	45,202	45,104	44,712

Dilutive shares	355	372	406	421

Average diluted shares outstanding	44,991	45,574	45,510	45,133

Basic earnings per share	$0.41	$0.39	$0.79	$0.73

Diluted earnings per share	$0.40	$0.38	$0.78	$0.73

The weighted average number of basic and dilutive shares outstanding for the three and six months ended June 30, 2006, have been adjusted to reflect a 3-for-2 stock split, which occurred on September 26, 2006.

Note 4: Share-Based Compensation Plans

The Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), on January 1, 2006, using the “modified prospective” method.  Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123 (R).  Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Incentive Stock Option Plan

The Corporation’s Incentive Stock Option Plan (“Plan”) is shareowner approved and administered by the Personnel Committee of the Board.  The maximum number of shares that may be issued under the Plan is 5,250,000. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization or reorganization.  Options are granted at fair market value and subject to a vesting schedule.  Options generally expire ten years from the date of grant, and are subject to certain restrictions and limitations.

At June 30, 2007, there were 1,232,939 options outstanding, of which 1,115,276 were exercisable under this Plan.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4: Share-Based Compensation Plans (Continued)

The following table presents the activity related to options for the six months ended June 30, 2007:

	Options Under Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	1,349,128	$17.78
Granted	-	-
Exercised	(102,215)	13.67
Forfeited/expired	(13,974)	21.17

Balance, June 30, 2007	1,232,939	$18.06	7.1	$6,196

No options were granted during the six months ended June 30, 2007 and 2006.  The total intrinsic value, amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date, of options exercised for the six months ended June 30, 2007 and 2006 was $1.3 million and $3.5 million, respectively.

The total fair value of shares vested and recognized as compensation expense for the three months ended June 30, 2007 and June 30, 2006 was $421 thousand and zero, respectively.  For the six months ended June 30, 2007 and 2006, the total fair value of shares vested and recognized as compensation expense was $856 thousand and zero, respectively.  As of June 30, 2007, the Corporation had 117,663 nonvested options to purchase shares outstanding and there was $4.0 million of total unrecognized compensation cost related to these shares.  The cost is expected to be recognized monthly on a straight-line basis, over the vesting period, though December 2009.

Cash received from options exercised for the six months ended June 30, 2007 and 2006, was $1.4 million and $2.7 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $183 thousand and $411 thousand, respectively, for the six months ended June 30, 2007 and 2006.

1999 Employee Stock Award Plan

The Corporation adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries.  Employees eligible to receive stock awards under this plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  For the six months ended June 30, 2007 and 2006, 564 and 542 shares were granted under this plan, respectively.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan is effective for ten years from adoption.  There are currently 37,214 shares issuable under this Plan.

Note 5: Securities

The investment portfolio of the Corporation is classified into one of two groups: 1) securities Available-For-Sale (“AFS”), and 2) securities Held-to-Maturity (“HTM”).  Securities that are classified as AFS are carried at fair value.  Unrealized gains and losses are excluded from earnings and reported as a separate component of equity capital, net of tax.  AFS securities may be sold at any time.  Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Securities (Continued)

Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.  For the six months ended June 30, 2007, the Corporation received $48.0 million from the sales of available for sale securities and realized gross losses of $937 thousand and gross gains of zero.  There were no securities sold during the six months ended June 30, 2006.

The following tables display the aggregate fair value and amortized cost of AFS and HTM securities as of June 30, 2007 (thousands of dollars):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$28,156	$8,960	$(10)	$(280)	$36,826
U.S. Treasuries	5,198	35	(5)	-	5,228
U.S. Agencies	41,847	39	(692)	-	41,194
Corporate securities	15,547	192	(94)	(162)	15,483
Municipal securities	188	-	(7)	-	181
	90,936	9,226	(808)	(442)	98,912

HTM Securities
Corporate securities	1,526	-	-	(84)	1,442
Municipal securities	2,073	28	-	-	2,101
	3,599	28	-	(84)	3,543
	$94,535	$9,254	$(808)	$(526)	$102,455

The following table displays the maturity schedule of AFS and HTM securities as of June 30, 2007 (thousands of dollars):

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$33,050	$41,914	$715	$719
1 - 5 years	20,171	20,010	1,358	1,382
5 - 10 years	30,104	29,499	-	-
Over 10 years	7,611	7,489	1,526	1,442
	$90,936	$98,912	$3,599	$3,543

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporarily impaired are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5: Securities (Continued)

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Corporation should receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yield for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2007, management believes the impairments detailed in the table on the previous page are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

Note 6: Loans Receivable

The following is an analysis of the loan portfolio by major type of loans, including held for sale (thousands of dollars):

	June 30, 2007	December 31, 2006
Commercial and industrial	$371,796	$381,800
Real Estate:
Commercial	931,351	901,098
Construction and land development	1,583,660	1,334,051
Residential	260,998	243,564
Installment and other loans	63,914	63,116
	3,211,719	2,923,629
Unearned fee income	(18,203)	(15,629)
Total loans	$3,193,516	$2,908,000

The following table presents the activity related to the allowance for loan loss (thousands of dollars):

	Six Months Ended	Twelve Months Ended
	June 30, 2007	December 31, 2006
Beginning balance	$44,195	$37,075
Charge-offs	(473)	(3,294)
Recoveries	155	413
Provision for loan losses	3,300	7,500
Merger	-	2,501
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(4,331)	(3,546)
Balance at end of period	$42,846	$40,649

Note 7: Income Taxes

The January 1, 2007, adoption of the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Income Taxes (“FIN 48”), did not affect our financial positions.  The Corporation and its subsidiaries file federal (U.S.) income tax returns and State of Washington business and occupation tax returns.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005.  The State of Washington is currently examining the Corporation’s business and occupation tax return for 2001, 2002, 2003, 2004 and 2005 due to amended returns initiated by the Corporation.  It is anticipated that this process will be complete sometime during the current year; however, the Corporation does not anticipate the examination to result in any adjustments that would have a significant impact on the Corporation’s financial statements.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as noninterest expense.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8: Subsequent Events

On July 25, 2007, the Corporation announced the signing of a definitive agreement for the merger of the Bank of Salem with and into the Corporation.  The Bank of Salem is a commercial bank with assets of $210.2 million.  Terms of the agreement call for the Bank of Salem shareholders to receive a fixed price of $21.00 of Frontier common stock for each share of Bank of Salem common stock at closing, provided the average closing price of Frontier stock for ten days prior to closing is between $21.21 and $29.17.  If the average price of Frontier common stock drops below $21.21 and assuming no stock options are exercised, Bank of Salem shareholders will receive approximately .99 shares of Frontier for the 3,263,221 shares outstanding, or a maximum number of Frontier shares issued of 3,230,589.   If the average price of Frontier exceeds $29.17 and assuming no stock options are exercised, Bank of Salem shareholders will receive approximately .72 shares of Frontier for each share of Bank of Salem, or a minimum number of Frontier shares issued of 2,349,519. Options to purchase Bank of Salem's common stock will be cashed out at closing. Based upon the price range of Frontier stock between $21.21 and $29.17, the total value of the stock consideration and options is approximately $68.9 million.  The transaction, which is expected to be accretive to the Corporation’s 2008 earnings, is anticipated to be completed in the fourth quarter of 2007, pending receipt of Bank of Salem’s shareholder approval and regulatory approvals.

At June 30, 2007, the Corporation had a $7.1 million nonperforming loan, which represents 65.0% of the total nonperforming loans.  On July 24, 2007, the Corporation announced that a plan was approved by the bankruptcy court for the $7.1 million nonperforming loan, which calls for the payoff of this loan by the end of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this report contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The word “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements include, among other, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, pending regulatory matters, adequacy of allowances for loan losses and controls, and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Rick Factors” in the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Financial Review

Highlights

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the second quarter of 2007 was $18.2 million versus $17.4 million for the second quarter of 2006, an increase of $766 thousand, or 4.4%.  Net interest income increased $6.0 million in the second quarter of 2007, or 15.0%; and the provision for loan losses increased $850 thousand, or 85.0% from the second quarter of 2006.  Earnings per diluted share were $.40 in the current quarter as compared to $.38 in the second quarter of 2006. The largest contributing factor to the increase in net income was the $6.0 million increase in net interest income after provision for loan losses, partially offset by a $3.2 million increase in noninterest expense.

Total loan growth for the first two quarters of 2007 was $285.5 million, or 9.8%.  Total securities for the same time period decreased $12.2 million, or 10.6%.  Federal funds sold increased $72.8 million, to $91.5 million.

Total deposits increased $379.5 million, or 15.5%, for the six month period ended June 30, 2007, compared to the year ended December 31, 2006.  Federal funds purchased and securities sold under repurchase agreements decreased $66.4 million for the period ended June 30, 2007, compared to the year ended December 31, 2006.  Federal Home Loan Bank (“FHLB”) advances increased $28.1 million for the same period.

Return on average assets (“ROAA”) was 2.15% for the period ended June 30, 2007 as compared to 2.23% for the period ended June 30, 2006.  The annualized return on average shareowners’ equity (“ROAE”) for the period ended June 30, 2007 was 18.30%, as compared 18.87% for the period ended June 30, 2006.

Market Area

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank and FFP.  With forty-five banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit and Whatcom counties, Frontier Bank serves nearly the entire Puget Sound Region.  The Puget Sound region is home to approximately 60% of the population of Washington State.  Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Microsoft, Nordstrom, Paccar, Starbucks, Washington Mutual, and Weyerhaeuser located in the region.

Balance Sheet – June 30, 2007/December 31, 2006

Loans

Loans, net of allowance for loan losses, increased $283.3 million, or 9.9%, to a balance of $3.2 billion at June 30, 2007, compared to $2.9 billion at December 31, 2006.  For the first six months of 2007, new loan originations were $901.0 million as compared to $878.4 million for the same period in 2006, representing a 25.7% increase.  The growth is attributable primarily to the continued strong real estate market in the Puget Sound region.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table represents the loan portfolio, by type, net of unearned fee income for the periods ended June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Commercial and industrial	$370,851	11.6%	$380,940	13.1%
Real estate loans:
Commercial	927,391	29.1%	897,717	30.9%
Construction and land development	1,571,781	49.2%	1,323,906	45.5%
Residential	259,621	8.1%	242,388	8.3%
Installment and other	63,872	2.0%	63,049	2.2%
Total	$3,193,516	100.0%	$2,908,000	100.0%

Since year-end 2006, the loan mix has changed as real estate construction and land development loans have increased as a percentage of the total loan portfolio, from 45.5% to 49.2%, or an increase of $247.9 million.  This compares to decreases in commercial and industrial loans of $10.1 million to 11.6% from 13.1%, real estate commercial loans to 29.1% from 30.9% and real estate residential loans to 8.1% from 8.3% as a percentage of the total loan portfolio, for the same period.

Investments

Total securities decreased $12.2 million, or 10.6%, to a balance of $102.5 million at June 30, 2007, compared to $114.7 million at December 31, 2006.  During the second quarter of 2007, the Corporation completed a balance sheet restructure in which the Corporation sold $48.0 million of available-for-sale investment securities with a net realized pre-tax loss of $937 thousand. The securities chosen to be sold were those with the least attractive yield, cash flow and interest rate risk characteristics.  Approximately $40.0 million of new securities were purchased with an overall yield 173 basis points higher than that of the securities that were sold.   Subsequent to the balance sheet restructure, the Corporation decided to withdraw its earlier decision to early adopt SFAS 157 and 159, effective January 1, 2007.  For the six months ended June 30, 2007, the Corporation purchased investments totaling $54.0 million.

Federal Funds Sold

Federal funds sold increased $72.8 million to a balance of $91.5 million at June 30, 2007, compared to $18.7 million at December 31, 2006.  The increase in federal funds sold resulted from excess cash available as total deposits increased more than total loans for the same period, due to a promotional certificate of deposit campaign late in the second quarter of 2007.

Deposits

Total deposits increased $379.5 million, or 15.5%, since year-end 2006.  Noninterest bearing deposits decreased $15.0 million, or 3.7%, and interest bearing deposits increased $394.5 million, or 19.3% for the same period.

The following table represents the major classifications of interest bearing deposits at June 30, 2007 and December 31, 2006 (dollar amounts in thousands):

	June 30, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$763,691	31.3%	$683,948	33.4%
Savings	275,789	11.3%	305,669	14.9%
Time deposits	1,402,024	57.4%	1,057,394	51.7%
	$2,441,504	100.0%	$2,047,011	100.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As a percentage of total interest bearing deposits, money market, sweep and NOW accounts at June 30, 2007,  decreased to 31.3% from 33.4% at year-end 2006.  Savings accounts dropped to 11.3% from 14.9% and time deposits (“CD’s”) increased from 51.7% to 57.4% at June 30, 2007, as compared to December 31, 2006.  The deposit mix is changing due to an attractive certificate of deposit campaign offered late in the second quarter of 2007.

Borrowings

Federal funds purchased and securities sold under repurchase agreements decreased $66.4 million to a balance of $15.2 million at June 30, 2007, compared to $81.7 million at December 31, 2006.  These short-term borrowings can fluctuate on a daily basis as the Corporation primarily purchases fed funds as a service to its correspondent banks.

Federal Home Loan Bank (“FHLB”) advances increased $28.1 million to $310.1 million at June 30, 2007, compared to $282.0 million at December 31, 2006.  The increase in FHLB advances was primarily to fund loan growth and lock in longer-term liabilities as interest rates increased.

Shareowners’ Equity

Total shareowners’ equity decreased 3.4% in the first six months of the year primarily due to repurchase of 1,453,401 shares of common stock at a cost of $37.1 million and cash dividends paid to shareowners totaling $14.3 million.

Balance Sheet – June 30, 2007/June 30, 2006

Below are abbreviated balance sheets at June 30, 2007 and 2006, which indicate the changes that have occurred over the past year (thousands of dollars):

	June 30, 2007	June 30, 2006	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and industrial	$370,851	$385,382	$(14,531)	-3.8%
Real Estate:
Commercial	927,391	895,993	31,398	3.5%
Construction and land development	1,571,781	1,180,889	390,892	33.1%
Residential	259,621	228,164	31,457	13.8%
Installment and other loans	63,872	63,604	268	0.4%
Total loans	3,193,516	2,754,032	439,484	16.0%
Investments	102,511	113,601	(11,090)	-9.8%
FHLB stock *	15,030	-	15,030
Federal funds sold	91,501	35,627	55,874	156.8%
Total earning assets	$3,402,558	$2,903,260	$499,298	17.2%
Total assets	$3,578,969	$3,099,500	$479,469	15.5%

LIABILITIES
Noninterest bearing deposits	$391,591	$395,893	$(4,302)	-1.1%
Interest bearing deposits:
NOW and money market accounts	763,691	563,805	199,886	35.5%
Savings accounts	275,789	360,203	(84,414)	-23.4%
Time certificates	1,402,024	1,103,439	298,585	27.1%
Total interest bearing deposits	2,441,504	2,027,447	414,057	20.4%
Total deposits	$2,833,095	$2,423,340	$409,755	16.9%
Federal funds purchased and securities
sold under repurchase agreements	$15,231	$13,119	$2,112	16.1%
FHLB advances	$310,118	$264,053	$46,065	17.4%
Junior subordinated debt	$5,156	$5,156	$-	NM
Shareowners' equity	$381,666	$368,146	$13,520	3.7%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

* FHLB stock was not considered an earning asset during the period ended June 30, 2006.  As the Bank received dividends from the FHLB for the first two quarters of 2007, it was reclassified as an earning asset during the second quarter 2007.  The balance of FHLB stock was $15.0 million for the period ended June 30, 2006.

Loans

At June 30, 2007, total loans were up $439.5 million, or 16.0% over the previous year.  The increase in loans was due, for the most part, to continued emphasis on loan growth and the strong housing and commercial property market in the Puget Sound region.

Investments

Investments decreased $11.1 million, or 9.8%, from June 30, 2006 to June 30, 2007.  The decrease in investments can be primarily attributed to the sale of $48.0 million of available-for-sale investment securities during the second quarter of 2007.  During the same period, approximately $40.0 million of new, higher yielding securities were purchased.

Federal Funds Sold

Federal funds sold increased $55.9 million to a balance of $91.5 million at June 30, 2007, compared to $35.6 million at June 30, 2006.  The increase in federal funds sold can be attributed to excess funds resulting from the Bank’s recent certificate of deposit campaign.

Deposits

Noninterest bearing deposits decreased $4.3 million, or 1.1% to $391.6 million at June 30, 2007, compared to $395.9 million at June 30, 2006.  Interest bearing deposits increased $414.1 million, or 20.4%, from June 30, 2006 to June 30, 2007, with the increase primarily in NOW and money market accounts and time deposits.

At June 30, 2007, NOW, money market and sweep accounts made up 31.3% of total interest bearing deposits compared to 27.8% at June 30, 2006.  At June 30, 2007, savings deposits made up 11.3% of total interest bearing deposits versus 17.8% at June 30, 2006.  Time deposits made up 57.4% of total interest bearing deposits at June 30, 2007, compared to 54.4% at June 30, 2006.

From June 30, 2006 to June 30, 2007, NOW, money market and sweep deposits increased $199.9 million, or 35.5%; savings deposits decreased $84.4 million, or 23.4%; and time deposits increased $298.6 million or 27.1%.   The reason for the significant change in the mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposits.

Borrowings

FHLB borrowings increased $46.1 million, or 17.4% from June 30, 2006 to June 30, 2007. The reason for increase in advances was to fund loan growth and lock in longer-term fixed rate liabilities as interest rates increased.

In addition, $60.0 million of long-term FHLB advances were paid off early resulting in a pretax prepayment penalty of $1.5 million during the second quarter of 2007.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics.  $60.0 million in new advances were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.

Shareowners’ Equity

Capital has increased $13.5 million from June 30, 2006 to June 30, 2007, or 3.7%.  This increase was made up of retained earnings less cash dividends paid and repurchases of common stock.  Please see page 23 for information regarding cash dividends paid and for information on stock repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Statement

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

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (“TE”) or fully taxable basis.  TE is a nonGAAP performance measurement used by management in operating and analyzing the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.  Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income were subject to federal income tax.  The discussion below presents an analysis based on TE amounts using a 35% tax rate.  (However, there are no tax equivalent additions to interest expense or noninterest income and expense amounts.)

The following table illustrates the determination of tax equivalent amounts for the three and six months ended June 30, 2007 and 2006 (dollar amounts in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Total interest income, as reported	$73,997	$61,346	$12,651	20.6%
Effect of tax exempt loans and
municipal bonds	286	250	36	14.4%
TE interest income	74,283	61,596	12,687	20.6%
Total interest expense	27,788	21,166	6,622	31.3%
TE net interest income	$46,495	$40,430	$6,065	15.0%

Calculation of TE Net Interest Margin (3 months annualized)
TE interest income	$297,132	$246,384	$50,748	20.6%
Total interest expense	111,152	84,664	26,488	31.3%
TE net interest income	185,980	161,720	24,260	15.0%
Average earning assets	$3,228,109	$2,857,692	$370,417	13.0%
TE NIM	5.76%	5.66%

	Six Months Ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Total interest income, as reported	$142,520	$116,566	$25,954	22.3%
Effect of tax exempt loans and
municipal bonds	518	432	86	19.9%
TE interest income	143,038	116,998	26,040	22.3%
Total interest expense	53,592	39,082	14,510	37.1%
TE net interest income	$89,446	$77,916	$11,530	14.8%

Calculation of TE Net Interest Margin (six months annualized)
TE interest income	$286,076	$233,996	$52,080	22.3%
Total interest expense	107,184	78,164	29,020	37.1%
TE net interest income	178,892	155,832	23,060	14.8%
Average earning assets	$3,158,276	$2,768,346	$389,930	14.1%
TE NIM	5.66%	5.63%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax equivalent net interest income increased $6.1 million, or 15.0% for the three months ended June 30, 2007, compared to the same period for 2006, and $11.5 million, or 14.8%, for the six months ended June 30, 2007, when compared to the six months ended June 30, 2006.  The annualized tax equivalent net interest margin for the three months ended June 30, 2007, expanded 10 basis points (“bps”) to 5.76% from 5.66% for the same period the previous year.  Included in the annualized tax equivalent net interest margin for the three months ended June 30, 2007, were nonrecurring events totaling $701 thousand.  These one time events related to a prepayment penalty on a loan pay-off and interest on nonaccruing loans.  Had these nonrecurring events been excluded from the calculation, the annualized TE NIM would have been 5.67% for the quarter.

The annualized tax equivalent net interest margin for the six months ended June 30, 2007, expanded 3 bps to 5.66% from 5.63% for the six months ended June 30, 2006.

Abbreviated quarterly average balance sheet and net interest income data are shown below (dollar amounts in thousands):

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	$ Change	% Change	Current Yield/Cost
ASSETS
Loans:
Commercial and industrial	$391,714	$377,257	$14,457	3.8%	8.81%
Real estate:
Commercial	904,300	908,951	(4,651)	-0.5%	7.94%
Construction and land development	1,489,065	1,144,801	344,264	30.1%	10.55%
Residential	258,496	223,890	34,606	15.5%	8.66%
Installment and other loans	62,261	62,510	(249)	-0.4%	10.09%
Total loans	3,105,836	2,717,409	388,427	14.3%	9.41%
Investments	106,581	107,470	(889)	-0.8%	4.65%
Federal funds sold	15,692	32,813	(17,121)	-52.2%	5.27%
Total earning assets	$3,228,109	$2,857,692	$370,417	13.0%	9.23%
Total assets	$3,397,249	$3,035,835	$361,414	11.9%

LIABILITIES
Noninterest bearing deposits	$394,096	$393,751	$345	0.1%
Interest bearing deposits:
NOW, money market & sweep	712,189	504,722	207,467	41.1%	3.56%
Savings	272,971	377,451	(104,480)	-27.7%	2.33%
Time certificates	1,267,973	1,104,897	163,076	14.8%	5.04%
Total interest bearing deposits	2,253,133	1,987,070	266,063	13.4%	4.25%
Total deposits	$2,647,229	$2,380,821	$266,408	11.2%
Federal funds purchased
and repurchase agreements	$35,424	$12,580	$22,844	181.6%	5.32%
FHLB advances	$296,963	$252,687	$44,276	17.5%	4.57%
Junior subordinated debt	$5,156	$5,156	$-	0.0%	6.77%
Total interest bearing liabilities	$2,590,676	$2,257,493	$333,183	14.8%	4.30%
Shareowners' equity	$385,766	$361,402	$24,364	6.7%

At the end of the second quarter of 2007 and 2006, average total earning assets as a percent of average total assets were 95.0% compared to 94.1%, respectively.  This ratio indicates how efficiently assets are being utilized.  Average loans were 91.4 % and 89.5% of average assets, respectively, and investments were 3.1% and 3.5%, for the same periods.  Average federal funds sold were 0.5% and 1.1% over the same periods. Average total loan-to-deposits ratios were 117.3% and 114.1% for the same periods.  For the quarter ended June 30, 2007, average NOW, sweep and money market accounts were 27.5% of total interest bearing liabilities (“IBL”); average savings accounts were 10.5% of total IBL and average time certificates were 48.9% of total IBL.  Average borrowings were 13.0% of total IBL for the same period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Earning Assets

Annualized TE yield on total earning assets increased 58 basis points (bps) in the second quarter of 2007 to 9.23% compared to 8.65% in the second quarter of 2006.   Seventy-four percent of the increased interest income in the current quarter is attributable to volume and the remainder is attributable to rate.

Loans increased in yield from 8.86% in 2006 to 9.41% in the current period, an increase of 55 bps, or 6.2%.  Seventy-five percent of the increased interest income on loans in the current quarter is attributable to the volume of loans and the remainder attributable to the change in rate.  Commercial and industrial loans increased in yield from 8.41% to 8.81%; real estate commercial loans increased in yield from 7.53% to 7.94%; real estate construction and land development loans increased in yield from 10.16% to 10.55%; real estate residential loans increased in yield from 8.17% to 8.66%; and installment loans increased in yield from 9.64% to 10.09% from June 30, 2006 to June 30, 2007.

The yield on investments increased from 4.28% in the second quarter of 2006 to 4.65% in the second quarter 2007 and the yield on federal funds sold increased from 4.85% in 2006 to 5.27% for the same periods.

Interest Bearing Liabilities

The $333.2 million increase in the average balance of total interest bearing liabilities increased interest expense by $3.4 million and the increase in rates paid on interest bearing liabilities increased interest expense by $3.2 million, for a total increase in interest expense of $6.6 million from the second quarter of 2006 to the second quarter of 2007. The cost of total interest bearing liabilities increased 54 basis points from 3.76% in 2006 to 4.30% in 2007 for the same periods.

The increase in the average balance of interest bearing deposits of $266.1 million increased interest expense by $2.7 million, and the rate paid on interest bearing deposits increased interest expense by $3.2 million, for a net increase of $5.9 million from June 30, 2006 to June 30, 2007.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $67.1 million increased interest expense by $682 thousand and the rates paid on these borrowings increased interest expense by $66 thousand, for a net increase of $748 thousand from June 30, 2006 to June 30, 2007.

The cost of NOW, money market and sweep accounts increased from 2.95% in the second quarter of 2006, to 3.56% in second quarter of 2007.  Savings account costs were 2.28% and 2.33%, respectively, for the same periods.  Time certificate of deposits increased in cost from 4.40% in the second quarter of 2006 to 5.04% in second quarter of 2007.  The cost of short-term borrowings increased from 4.30% to 5.32%, and the cost of FHLB borrowings decreased from 4.72% in the second quarter of 2006 to 4.57% in the second quarter of 2007.  The average cost of interest bearing liabilities increased from 3.76% in the second quarter of 2006 to 4.30% in the second quarter of 2007.

Noninterest income and expense – Three Months Ended June 30, 2007

Total noninterest income decreased $876 thousand in the second quarter of 2007, or 25.5% from the same quarter a year ago.    The decrease in total noninterest income is primarily attributable to a $937 thousand loss on sale of securities during the second quarter of 2007.  Service charges increased slightly by $20 thousand to $1.1 million, or a 1.9% increase.  Gain on sale of premises and equipment decreased $152 thousand in the current quarter as there were no sales during the three months ended June 30, 2007.

The market value of trust assets at June 30, 2007 was $436.6 million, as compared to $353.9 million at June 30, 2006, an increase of $82.7 million, or 23.4%.  Trust assets are not included in the Corporation’s consolidated balance sheet.  Trust revenue for the quarters ended June 30, 2007 and 2006 was $464 thousand and $405 thousand, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total noninterest expenses increased $3.2 million or 19.9% from second quarter 2006 to second quarter 2007.  Salaries and benefits increased $1.1 million or 11.4% over the same period.  Other noninterest expense increased $627 thousand in the second quarter 2007, or 18.0%, compared to the second quarter 2006.  This increase was primarily driven by share-based compensation expense of $435 thousand.  In addition, the Corporation incurred a $1.5 million prepayment penalty on the early pay-off of $60.0 million of FHLB advances executed as part of the Corporation’s balance sheet restructuring.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead.  This ratio is then compared to others in the industry.  The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of nonrecurring items.  The lower the number, the more efficient the organization.  The Corporation’s efficiency ratio for the second quarter was 35% for 2007 and 37% for 2006.  The Corporation’s ratio places it among the performance leaders in the industry.

Noninterest income and expense – Six Months Ended June 30, 2007

Total noninterest income decreased $2.8 million, or 31.8%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  The primary reason for the decrease related to a $2.2 million gain on sale of premises and equipment recognized during the six months ended June 30, 2006.  The sale related to the sale of a property which had been held for several years for branch expansion, but was no longer needed.  There were no sales of premises and equipment during the six months ended June 30, 2007.

Total noninterest expense increased $4.6 million, or 14.0%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  Salaries and benefits increased $1.8 million, or 8.7%, over the same period.  Other noninterest expense increased $1.0 million, or 14.8%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  This increase was primarily driven by share-based compensation expense of $856 thousand.  In addition, the Corporation incurred a $1.5 million prepayment penalty on the early pay-off of $60.0 million of FHLB advances executed as part of the Corporation’s balance sheet restructuring.  The Corporation’s efficiency ratio for the six months ended June 30, 2007 and 2006 was 36% and 39%, respectively.

Asset Quality

The Corporation manages its credit risk through diversification of its loan portfolio and the application of prudent underwriting policies, procedures, and monitoring practices.  Delinquent and problem loans, however, are a part of any lending enterprise.  When a borrower fails to make payments, the Corporation implements certain procedures, with an organized practical approach, for the collection of delinquent loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Loan Losses

The allowances for loan losses, charge-offs and loan recoveries are summarized as follows (dollar amounts in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2007	December 31, 2006
Beginning balance	$44,195	$37,075
Charge offs:
Commercial and industrial	(446)	(2,283)
Real estate:
Commercial real estate	-	-
Construction and land development	-	(855)
Residential	-	-
Installment and other	(27)	(156)
Total charge offs	(473)	(3,294)

Recoveries:
Commercial and industrial	139	353
Real estate:
Commercial	-	-
Construction and land development	-	-
Residential	-	-
Installment and other	16	60
Total recoveries	155	413

Net (charge offs) recoveries	(318)	(2,881)

Provision for loan losses	3,300	7,500

Reserve acquired in merger	-	2,501
Balance before portion identified for
undisbursed loans	47,177	44,195
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(4,331)	(3,546)
Balance at end of period	$42,846	$40,649

Average loans for the period	$3,037,543	$2,731,257

Ratio of net charge offs to average
loans outstanding during the period	0.01%	0.11%

Impaired Assets

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

The assessment of impairment occurs when and while such loans are on nonaccrual status or the loan has been restructured.  When a loan with unique characteristics has been identified as being impaired, the Corporation will measure the amount of the impairment.  If the value after the impairment measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.  In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan.  Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nonperforming assets are summarized as follows (thousands of dollars):

	June 30, 2007	June 30, 2006
Nonaccruing loans:
Commercial and industrial	$305	$4,501
Real estate:
Commercial	2,200	-
Construction and land development	8,427	7,143
Residential	-	1,916
Installment and other	52	38
Total nonaccruing loans	10,984	13,598

Other real estate owned	-	-
Total nonperforming assets	$10,984	$13,598

Restructured loans	-	-

Total loans at end of period	$3,193,516	$2,754,032
Total assets at end of period	$3,578,969	$3,099,500

Total nonperforming assets to total loans	0.34%	0.49%
Total nonperforming assets to total assets	0.31%	0.44%

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

The table above reflects nonaccrual loans decreased by $2.6 million from June 30, 2006 to June 30, 2007.   The ratio of nonaccrual loans to total assets as of June 30, 2007, was 0.31% as compared to 0.44% at June 30, 2006.  There are ten loans currently in nonaccrual status of which one loan accounts for $7.1 million.   The ten loans range in balances from $13 thousand to $7.1 million. Efforts are continuing to collect these loans with many involving some measure of legal action.  On July 24, 2007, the Corporation announced that a plan was approved by the bankruptcy court for the $7.1 million nonperforming loan, which calls for the payoff of this loan by the end of 2007.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

The Corporation ended the second quarter of 2007 and 2006 with a zero balance in OREO.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO.  Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Concentrations

The table below indicates the loan portfolio mix as of the dates indicated, net of deferred loan fees (thousands of dollars):

	June 30, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Commercial and industrial	$370,851	11.6%	$380,940	13.1%
Real estate loans:
Commercial	927,391	29.1%	897,717	30.9%
Construction and land development	1,571,781	49.2%	1,323,906	45.5%
Residential	259,621	8.1%	242,388	8.3%
Installment and other	63,872	2.0%	63,049	2.2%
Total	$3,193,516	100.0%	$2,908,000	100.0%

As shown in the table above, the Corporation emphasizes commercial real estate and construction and land development related lending.   The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.   These loans are principally secured by first deeds of trust with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%.  A substantial number of these properties are owner occupied.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even if there were to be a downturn in the Puget Sound region real estate market.

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

At June 30, 2007 and 2006, we had an immaterial amount of foreign loans.

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

The Corporation has an active, ongoing credit review function.  Evidence of a loan degradation occurring is generated by a decrease in that particular loan’s internal watch rating.  An assessment of these loans is performed to determine whether it is appropriate to establish a specific allocation reserve or write down as directed by FAS 114, Accounting by Creditors for Impairment of a Loan (“FAS 114”).  If appropriate, such allocation reserve or write down is made.

All loans that have not been identified as having degradation in quality are assigned background reserves based upon the Bank’s experience and information concerning actual industry losses by loan types. The background reserves are reviewed quarterly to determine if the established percentages are appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Qualitative Factors

Every quarter certain qualitative facts are evaluated to determine if adjustments are required for any of the background reserves established.  This is accomplished through an internal narrative and the tracking of statistics including, but not limited to, unemployment rates, historical charge-offs, job growth, effects of changing interest rates, housing starts, housing sales, trends in volume and terms of loans, levels of, and trends in, delinquencies and nonaccruals, and other real estate and economic trends.

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

Taken into consideration when the analysis is performed are national and local economic trends and conditions. The analysis also takes into consideration the level of, or trends in, delinquencies and nonaccruing loans.  Management monitors delinquencies monthly and reports are prepared for the Board of Directors to review.  Delinquencies for commercial and industrial , installment and real estate loans are charted separately by their types and by geographic areas.

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

As of June 30, 2007, the allowance for loan loss balance totaled $42.8 million, or 1.34% of total loans, as compared to $39.4 million, or 1.43% of total loans at June 30, 2006. The allowance for loan losses, including the allocation for undisbursed loans of $4.3 million, would amount to a total allowance of $47.2 million, or 1.48% of total loans outstanding as of June 30, 2007.  This compares to the undisbursed allocation of $3.4 million, for a total allowance of $42.8 million, or 1.55% of total loans outstanding for the same time period last year.

The allocation of the allowance for loan losses at June 30, 2007 and 2006, are as follows (thousands of dollars):

	June 30, 2007	June 30, 2006
Commercial and industrial	$9,963	$11,920
Real Estate:
Commercial	11,615	12,574
Construction and land development	4,513	4,223
Residential	11,829	6,135
Installment and other	1,013	1,008
Unallocated	3,913	3,547
	42,846	39,407
Undisbursed loans	4,331	3,379
Total	$47,177	$42,786

Liquidity

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or customers who have credit needs.

The statement of cash flows on pages 4 and 5 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2007 and 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash flows from operating activities for the six month periods ended June 30, 2007, provided $43.1 million, compared to $30.1 million for the six months ended June 30, 2006.  The $13.0 million, or 43.0%, increase in cash provided by operating activities can be primarily attributed to $4.8 million change in deferred taxes, a $2.2 million change in gain on sale of premises and equipment and a $2.9 million increase in net income.

Cash flows used in investing activities decreased $30.1 million to $355.7 million for the six months ended June 30, 2007, compared to $385.8 million for the same period ended June 30, 2006.  Net cash flows used in loan activities decreased from $364.8 million for the six months ended June 30, 2006, to $285.3 million for the six months ended June 30, 2007.  Included in the net cash flows used in loan activities for the six months ended June 30, 2006, were $165.0 million of loans acquired during the NorthStar acquisition, which was effective February 1, 2006.

Financing activities provided $300.4 million for the six months ended June 30, 2007, compared to $374.6 million for the six months ended June 30, 2006.  The $74.2 million decrease in cash provided by financing activities is primarily attributable to a $58.7 million increase in fed funds purchased, $37.1 million for the repurchase of common shares and a $4.2 million increase in cash dividends paid.

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury department’s short-term note program, borrowings from the Federal Reserve Bank, brokered deposits or additional borrowings at correspondent banks. The Corporation has a policy that liquidity to total assets of 12.5% be maintained as a minimum.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of June 30, 2007, the model predicted that net income would increase if interest rates rise and decline if rates fall.  Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $10.0 million.  Also, assuming a one-year horizon, if rates declined by 2%, net income is estimated to decrease by approximately $2.3 million.  These amounts are embedded with a convexity impact of approximately a negative $1.2 million and a positive $13.4 million, respectively.  Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change.  The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Capital

Consolidated capital of the Corporation for financial statement purposes at June 30, 2007, was $381.7 million.  This amount compares to $395.3 million at December 31, 2006, a decrease of $13.6 million, or 3.4%.  The Corporation paid cash dividends totaling $14.3 million and repurchased 1,453,401 shares at a total cost of $37.1 million in the first six months of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Corporation’s regulatory capital ratios as of June 30, 2007, were as follows (dollar amounts in thousands):

	Tier I	Tier 2	Leverage
	(Core) Capital	(Total) Capital	Capital
GAAP Capital	$381,666	$381,666	$381,666
Net unrealized gain on AFS securities	(5,185)	(5,185)	(5,185)
Less:
Unrealized loss on equity securities	(24)	(24)	(24)

Goodwill and other intangibles	(41,101)	(41,101)	(41,101)
Add:
Qualifying trust preferred securities	5,000	5,000	5,000
Loan loss reserve including allowance for
off balance sheet credit exposure		47,177
Disallowed portion of the loan loss reserve (1)	-	(4,873)	-
Qualifying portion of the loan loss reserve		42,304

Total regulatory capital (numerator)	$340,356	$382,660	$340,356

Total risk weighted assets (a)	$3,384,328	$3,384,328
Less:
Disallowed portion of the loan loss reserve	(4,873)	(4,873)
Adjusted risk weighted assets (denominator)	$3,379,455	$3,379,455

Total average assets, for the quarter
less Goodwill and other intangibles (denominator)			$3,187,008

Capital as a percent of adjusted risk
weighted assets and/or average assets	10.07%	11.32%	10.68%

Regulatory minimum ratio for "well
capitalized" purposes	6.00%	10.00%	5.00%

Actual at December 31, 2006	11.59%	12.85%	11.32%

(1) Qualifying portion of loan loss reserve cannot exceed 1.25% of total risk weighted assets (a).

It is the policy of the Bank that capital is to be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized”.

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2007 from the information presented under the caption, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for December 31, 2006.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of June 30, 2007. Based upon that evaluation, they concluded as of June 30, 2007, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of June 30, 2007, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, included our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table presents a summary of share repurchases made by the Corporation during the quarter ended June 30, 2007.  In August 2006, our Board of Directors approved a new two-year share repurchase program authorizing up to 2,263,323 shares to be purchased.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a part of a publicly announced plan or program	Maximum number (or approximate dollar value) of shares that may be purchased under the plan or program
April 1 - 30, 2007	280,300	$25.57	906,928	1,356,395
May 1 - 31, 2007	420,773	24.73	1,327,701	935,622
June 1 - 30, 2007	125,700	23.37	1,453,401	809,922
Total	826,773	$24.81

On June 20, 2007, the Board of Directors of the Corporation declared a $0.165 per share quarterly cash dividend to shareowners of record as of July 10, 2007, and payable July 24, 2007.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Corporation’s 2007 Annual Meeting of Shareowners held in Everett, Washington on April 18, 2007, the shareowners voted on the following:

a.	A proposal to select three (3) directors of the Corporation to serve three year terms expiring 2010, as follows:

Director	Votes For	Votes Against/Withheld
Michael J. Clementz	36,206,522	166,088
David M. Cuthill	36,310,823	61,787
Mark O. Zenger	36,319,443	53,167

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

b.
A proposal to ratify the appointment of Moss Adams LLP as the Corporation’s independent registered public accounting firm for 2007.  The proposal received 35,884,436 votes for and 158,067 votes against, with the holders of 330,199 shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

	3	(a)	Articles of Incorporation of Frontier Financial Corporation are incorporated herein by reference to
			Appendix A to the Registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998.
			(File No. 000-15540)

	3	(b)	By-Laws of Frontier Financial Corporation are incorporated herein by reference to Exhibit 3.1 to
			Form 8-K, filed on July 23, 2007 (File No. 000-15540).

*	10	(a)	Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated
			herein by reference to Exhibit 33.1 to Registration Statement on Form S-8, filed March 2, 1999.
			(File No. 333-48805)

*	10	(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by
			reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999.
			(File No. 333-73217)

*	10	(c)	Frontier Financial Corporation 2001 Stock Award Plan is incorporated herein by reference
			to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001.
			(File No. 333-54362)

*	10	(d)	Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director
			Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Registration
			Statement on Form S-8, filed January 26, 2001 (File No. 333-37242).

*	10	(e)	Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option
			Plan is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8,
			filed February 13, 2001 (File No. 333-50882).

*	10	(f)	Frontier Financial Corporation Employee Stock Option Plan and NorthStar Bank Employee Stock
			Option Plan, NorthStar Bank 1994 Employee Stock Option Plan and NorthStar Bank Director
			Nonqualified Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Registration
			Statement on Form S-8, filed March 16, 2006 (File No. 333-132487).

*	10	(g)	Frontier Financial Corporation 2006 Stock Incentive Plan is incorporated herein by reference
			to Exhibit 99.1 to Registration Statement on Form S-8, filed August 4, 2006 (File No. 333-136298).

*	10	(h)	Change of Control Agreement with John J. Dickson is incorporated by reference to Exhibit
			10.1 to Current Report on Form 8-K, filed February 28, 2007 (File No. 000-15540).

*	10	(i)	Change of Control Agreement with other Executive Officers is incorporated by reference to
			Exhibit 10(h) to Annual Report on Form 10-K filed February 28, 2007 (File No. 000-15540).

	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*		Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Financial Corporation

/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer
August 1, 2007

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
August 1, 2007