Form 10-Q
period 2007-11-05
FRONTIER FINANCIAL CORP /WA/
filed 2007-11-06
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Nonaccelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common Stock, no par value	44,055,984

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$63,763	$104,222
Federal funds sold	3	18,673
Securities:
Available-for-sale, fair value	99,469	111,112
Held-to-maturity, amortized cost	3,534	3,599
Total securities	103,003	114,711
Loans receivable:
Held for sale	4,332	7,220
Held for portfolio, net of unearned income	3,313,904	2,900,780
Less allowance for loan losses	(45,113)	(40,649
Net loans	3,273,123	2,867,351

Premises and equipment, net	38,246	30,026
Other real estate owned	1,145	-
Intangible assets	41,054	41,227
Federal Home Loan Bank stock	15,030	15,030
Bank owned life insurance	22,892	22,198
Other assets	26,175	25,026
Total assets	$3,584,434	$3,238,464

LIABILITIES
Deposits:
Noninterest bearing	$400,247	$406,621
Interest bearing	2,417,180	2,047,011
Total deposits	2,817,427	2,453,632
Federal funds purchased and
securities sold under repurchase agreements	48,622	81,673
Federal Home Loan Bank advances	279,375	282,017
Junior subordinated debt	5,156	5,156
Other liabilities	35,717	20,703
Total liabilities	3,186,297	2,843,181

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 44,047,950 and 45,350,316 shares issued and outstanding at September 30, 2007
and December 31, 2006	186,420	183,982
Retained earnings	203,539	205,126
Accumulated other comprehensive income, net of tax effect	8,178	6,175
Total shareowners' equity	398,137	395,283

Total liabilities and shareowners' equity	$3,584,434	$3,238,464

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$76,011	$64,554	$216,185	$178,531
Interest on investments	1,737	1,647	4,083	4,236
Total interest income	77,748	66,201	220,268	182,767
INTEREST EXPENSE
Interest on deposits	25,907	20,162	71,479	52,718
Interest on borrowed funds	3,659	3,371	11,679	9,897
Total interest expense	29,566	23,533	83,158	62,615

Net interest income	48,182	42,668	137,110	120,152

PROVISION FOR LOAN LOSSES	2,100	1,700	5,400	5,200

Net interest income after provision for loan losses	46,082	40,968	131,710	114,952

NONINTEREST INCOME
Gain on sale of secondary mortgage loans	340	379	1,211	1,048
Loss on sale of securities	-	-	(937)	-
Service charges on deposit accounts	1,239	1,037	3,403	3,163
Gain on sale of premises and equipment	-	171	-	2,395
Other noninterest income	1,959	1,879	5,830	5,614
Total noninterest income	3,538	3,466	9,507	12,220

NONINTEREST EXPENSE
Salaries and employee benefits	11,785	10,417	34,145	30,984
Occupancy expense	2,454	2,265	7,413	6,756
State business taxes	510	534	1,501	1,708
FHLB prepayment penalty	-	-	1,534	-
Other noninterest expense	4,388	3,192	12,197	9,997
Total noninterest expense	19,137	16,408	56,790	49,445

INCOME BEFORE PROVISION
FOR INCOME TAX	30,483	28,026	84,427	77,727

PROVISION FOR INCOME TAX	10,256	9,500	28,506	26,368

NET INCOME	$20,227	$18,526	$55,921	$51,359
Weighted average number of
shares outstanding for the period	44,033,951	45,276,225	45,105,224	44,901,918
Basic earnings per share	$0.46	$0.41	$1.24	$1.14
Weighted average number of diluted shares
outstanding for period	44,332,276	45,743,603	45,481,886	45,346,480
Diluted earnings per share	$0.46	$0.40	$1.23	$1.13

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$55,921	$51,359
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	2,109	2,187
Intangible amortization	173	169
Provision for loan losses	5,400	5,200
Loss on sale of securities	937	-
Gain on sale of premises and equipment	-	(2,395)
Deferred taxes	-	(3,714)
Gain on sale of secondary mortgage loans	(1,211)	(1,048)
Proceeds from sales of mortgage loans	123,809	78,505
Origination of mortgage loans held for sale	(119,710)	(77,836)
Excess tax benefits associated with equity-based compensation	(225)	(574)
Increase in surrender value of bank owned life insurance	(694)	(3,833)
Share-based compensation expense	1,276	-
Changes in operating assets and liabilities:
Income taxes payable	1,217	(1,354)
Interest receivable	(2,202)	(2,677)
Interest payable	2,577	2,292
Other operating activities	295	1,009
Net cash provided by operating activities	69,672	47,290

Cash flows from investing activities:
Net federal funds sold	18,670	(25,768)
Proceeds from the maturities of available-for-sale securities	20,430	17,265
Proceeds from sale of available-for-sale securities	48,039	-
Purchase of securities available-for-sale	(54,748)	(17,189)
Proceeds from maturities held-to-maturity securities	65	1,295
Acquisition of bank	-	11,037
Net cash flows from loan activities	(413,123)	(439,417)
Purchases of premises and equipment	(10,329)	(1,712)
Proceeds from sale of premise and equipment	-	2,477
Other investing activities	(1,279)	(1,251)
Net cash used in investing activities	(392,275)	(453,263)

Cash flows from financing activities:
Net change in core deposits	1,818	148,093
Net change in certificates of deposit	361,977	251,208
Net change in federal funds purchased and securities
sold under repurchase agreements	(33,051)	(7,317)
Advances from Federal Home Loan Bank	267,641	91,756
Repayment of Federal Home Loan Bank advances	(270,283)	(63,791)
Stock options exercised	1,677	3,801
Cash dividends paid	(21,519)	(15,561)
Excess tax benefits associated with equity-based compensation	225	574
Purchase of common shares	(37,109)	-
Other financing activities	10,768	1,814
Net cash provided by financing activities	282,144	410,577

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Increase (decrease) in cash and due from banks	(40,459)	4,604

Cash and due from banks at beginning of period	104,222	85,631

Cash and due from banks at end of period	$63,763	$90,235

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$80,415	$60,137
Cash paid during the period for income taxes	$28,000	$26,445

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC” or the “Corporation”) include the accounts of Frontier Financial Corporation and its subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a non-bank corporation which leases property to the Bank. All significant intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2006 Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2007 presentation.  These classifications do not have a material effect on previously reported net income, retained earnings or earnings per share.

Note 2:  Recent Accounting Pronouncements

In March 2007, the Emerging Issue Task Force (“EITF”) reached a final consensus on Issue No. 06-10 (“EITF 06-10”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the postretirement benefit related to collateral assignment post-dollar life insurance arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, Employers ’ Accounting for Postretirement Benefits Other Than Pensions or APB No. 12, Omnibus Opinion – 1967.  EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of collateral assignment split-dollar life insurance arrangement.  The provisions of EITF 06-10 are effective for the Corporation on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods.  The Corporation does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statement, results of operations or liquidity.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Computation of Average Shares Outstanding

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data (thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net Income	$20,227	$18,526	$55,921	$51,359

Average basic shares outstanding	44,034	45,276	45,105	44,902

Dilutive shares	298	468	377	444

Average diluted shares outstanding	44,332	45,744	45,482	45,346

Basic earnings per share	$0.46	$0.41	$1.24	$1.14

Diluted earnings per share	$0.46	$0.40	$1.23	$1.13

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

Incentive Stock Option Plan

The Corporation’s Incentive Stock Option Plan (“Plan”) is shareowner approved and administered by the Personnel Committee of the Board.  The maximum number of shares that may be issued under the Plan is 5,250,000. Options issued and outstanding are adjusted to reflect any future common stock dividend, split, recapitalization or reorganization.  Options are granted at fair market value and subject to a vesting schedule.  Options expire ten years from the date of grant and are subject to certain restrictions and limitations.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4: Share-Based Compensation Plans (Continued)

The following table presents the activity related to options for the nine months ended September 30, 2007:

	Options Under Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	1,349,128	$17.78
Granted	-	-
Exercised	(120,398)	14.04
Forfeited/expired	(14,649)	21.19

Balance, September 30, 2007	1,214,081	$18.08	6.9	$7,134

Exercisable, September 30, 2007	1,096,418	$16.82	6.7	$7,134

No options were granted during the nine months ended September 30, 2007 and 2006.  The total intrinsic value, amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date, of options exercised for the nine months ended September 30, 2007 and 2006 was $1.4 million and $4.3 million, respectively.

The total fair value of shares vested and recognized as compensation expense for the three and nine months ended September 30, 2007, was $420 thousand and $1.3 million, respectively.  No compensation expense was recognized for vested shares during the three and nine months ended September 30, 2006.  As of September 30, 2007, the Corporation had 117,663 nonvested shares outstanding and there was $3.6 million of total unrecognized compensation cost related to these shares.  The cost is expected to be recognized monthly on a straight-line basis, over the vesting period, though December 2009.

Cash received from options exercised for the nine months ended September 30, 2007 and 2006, was $1.7 million and $3.8 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $225 thousand and $574 thousand, respectively, for the nine months ended September 30, 2007 and 2006.

1999 Employee Stock Award Plan

The Corporation adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance with the Corporation and its subsidiaries.  Employees eligible to receive stock awards under this Plan must have been employees of the Corporation for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan is effective for ten years from adoption.  There were no shares issued from this Plan during the three months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, 564 and 542 shares were issued, respectively.  There are currently 37,214 shares issuable under this Plan.

Note 5: Securities

The investment portfolio of the Corporation is classified into one of two groups: 1) securities Available-for-Sale (“AFS”), and 2) securities Held-to-Maturity (“HTM”).  Securities that are classified as AFS are carried at fair value.  Unrealized gains and losses for AFS securities are excluded from earnings and reported as a separate component of equity capital, net of tax.  AFS securities may be sold at any time.  Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.

Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Securities (Continued)

The following tables display the aggregate fair value and amortized cost of AFS and HTM securities as of September 30, 2007 (thousands of dollars):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$28,109	$13,277	$(88)	$(578)	$40,720
U.S. Treasuries	6,197	68	-	-	6,265
U.S. Agencies	36,850	148	(9)	-	36,989
Corporate securities	15,542	30	(181)	(79)	15,312
Municipal securities	188	-	-	(5)	183
	86,886	13,523	(278)	(662)	99,469

HTM Securities
Corporate securities	1,526	-	(66)	-	1,460
Municipal securities	2,008	24	-	-	2,032
	3,534	24	(66)	-	3,492
Total	$90,420	$13,547	$(344)	$(662)	$102,961

The following table displays the maturity schedule of AFS and HTM securities as of September 30, 2007 (thousand of dollars):

	Available-for-Sale		Held-to-Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value

0 - 1 years	$37,027	$50,215	$680	$682
1 - 5 years	12,183	12,140	1,328	1,350
5 - 10 years	30,107	30,197	-	-
Over 10 years	7,569	6,917	1,526	1,460
	$86,886	$99,469	$3,534	$3,492

Declines in the fair value of available-for-sale and held-to-maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Corporation expects to receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of September 30, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6: Loans Receivable

The following is an analysis of the loan portfolio by major type of loans, including held for sale (thousands of dollars):

	September 30, 2007	December 31, 2006
Commercial and industrial	$383,990	$381,800
Real Estate:
Commercial	944,436	901,098
Construction	958,269	741,707
Land development	514,969	403,095
Completed lots	207,378	189,249
Residential 1-4 family	261,977	243,564
Installment and other loans	63,514	63,116
	3,334,533	2,923,629
Unearned fee income	(16,297	(15,629
Total loans	$3,318,236	$2,908,000

The following table presents the activity related to the allowance for loan loss (thousands of dollars):

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006
Beginning balance	$44,195	$37,075
Provision for loan losses	5,400	7,500
Charge-offs	(1,272)	(3,294)
Recoveries	946	413
Merger	-	2,501
Balance before portion identified for undisbursed loans	49,269	44,195
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(4,156)	(3,546)
Balance at end of period	$45,113	$40,649

Note 7: Income Taxes

The January 1, 2007 adoption of the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Income Taxes (“FIN 48”), did not affect our financial positions.  The Corporation and its subsidiaries file federal (U.S.) income tax returns and State of Washington business and occupation tax returns.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005.  The State of Washington is currently examining the Corporation’s business and occupation tax return for 2001, 2002, 2003, 2004 and 2005 due to amended returns initiated by the Corporation.  It is anticipated that this process will be complete sometime during the current year; however, the Corporation does not anticipate the examination to result in any adjustments that would have a significant impact on the Corporation’s financial statements.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as noninterest expense.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8: Other Events

On July 25, 2007, the Corporation announced the signing of a definitive agreement for the merger of the Bank of Salem with and into the Corporation.  The Bank of Salem is a commercial bank with assets of approximately $210.2 million.  Terms of the agreement call for the Bank of Salem shareholders to receive a fixed price of $21.00 of Frontier common stock for each share of Bank of Salem common stock at closing, provided the average closing price of Frontier stock for ten days prior to closing is between $21.21 and $29.17.  If the average price of Frontier common stock drops below $21.21 and assuming no stock options are exercised, Bank of Salem shareholders will receive approximately .99 shares of Frontier for the 3,263,221 shares outstanding, or a maximum number of Frontier shares issued of 3,230,589.   If the average price of Frontier exceeds $29.17 and assuming no stock options are exercised, Bank of Salem shareholders will receive approximately .72 shares of Frontier for each share of Bank of Salem, or a minimum number of Frontier shares issued of 2,349,519. Options to purchase Bank of Salem's common stock will be cashed out at closing. Based upon the price range of Frontier stock between $21.21 and $29.17, the total value of the stock consideration and options is approximately $68.2 million.  The transaction, which is expected to be accretive to the Corporation’s 2008 earnings, is anticipated to be completed in the fourth quarter of 2007, pending receipt of Bank of Salem’s shareholder approval and regulatory approvals.

On September 26, 2007, the Corporation announced the signing of a definitive agreement for the merger of Washington Banking Company (“Washington Banking”) with and into the Corporation.  Washington Banking is the holding company for Whidbey Island Bank with assets of approximately $850 million.  The total cash and stock transaction is valued at approximately $191.1 million, or $21.40 per share, subject to certain conditions.  Based on the closing price of Frontier's shares on September 26, 2007, of $23.90, the terms of the agreement call for the Corporation to pay approximately $21.40 per Washington Banking share. The range of potential per share consideration is $19.41 to $23.54, based on the price of Frontier's shares prior to closing. The consideration will be paid in stock and cash, and prior to the deal close, Washington Banking shareholders will be asked to indicate the form of payment they prefer to receive which will be proportioned based on the agreement terms.

The terms of the agreement call for the Corporation to issue aggregate merger consideration consisting of 5,916,430 shares of Frontier common stock and $42.9 million cash for the 8,608,653 shares of Washington Banking common stock outstanding that the Corporation currently does not own, as long as the average closing price of Frontier shares for the 20-trading day period ending the fifth trading day immediately before closing date is between $21.00 and $27.00. The Corporation currently owns 782,506 shares of Washington Banking common stock at a cost basis of $3.1 million. Based on Frontier's closing price on September 26, 2007, of $23.90, the consideration for the outstanding shares not currently owned by the Corporation will be $184.3 million and the value attributable to stock options outstanding will be $3.7 million.  Including the $3.1 million in cost basis for shares currently owned by the Corporation, the aggregate estimated acquisition price is $191.1 million. Unexercised options to purchase Washington Banking common stock will vest upon completion of the merger, and will be converted into options to purchase Frontier common stock, based on the closing exchange ratio. The transaction is expected to close in the first quarter of 2008, pending Washington Banking shareholder approval, regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to be accretive to the Corporation’s earnings per share in 2008.

Note 9:  Subsequent Events

Subsequent to the third quarter of 2007, a $7.1 million real estate land development nonaccrual loan was paid in full, including interest of $1.5 million.  Had the loan been paid in full prior to quarter end, total nonperforming assets would have totaled $5.3 million or 0.15% of total assets, compared to $12.4 million, or 0.35% of total assets at September 30, 2007.

On November 2, 2007, the Corporation repurchased 75,000 shares, at $18.95 per share, under its Board of Director approved share repurchase program.  As of this date, a balance of 734,922 shares is authorized to be repurchased under this program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this report contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The word “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements include, among other, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, pending regulatory matters, adequacy of allowances for loan losses and controls, and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled “Risk Factors” in the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  The Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Financial Review

Highlights

Consolidated net income of Frontier Financial Corporation (the “Corporation”), for the third quarter of 2007 was $20.2 million versus $18.5 million for the third quarter of 2006, an increase of $1.7 million, or 9.2%.  Net interest income increased $5.5 million in the third quarter of 2007, or 12.9%; and the provision for loan losses increased $400 thousand, or 23.5% from the third quarter of 2006.  Earnings per diluted share were $.46 in the current quarter as compared to $.40 in the third quarter of 2006, an increase of 15.0%. The largest contributing factor to the increase in net income was the $5.5 million increase in net interest income, partially offset by a $2.7 million increase in non-interest expense.

Total loan growth for the first three quarters of 2007 was $410.2 million, or 14.1%, as compared to the year ended December 31, 2006.  Investment securities for the same time period decreased $11.7 million, or 10.2%.  Federal funds sold decreased $18.7 million for the same period.

Total deposits increased $363.8 million, or 14.8%, for the period ended September 30, 2007, compared to the year ended December 31, 2006.  Federal funds purchased and securities sold under repurchase agreements decreased $33.1 million for the period ended September 30, 2007, compared to the year ended December 31, 2006.  Federal Home Loan Bank (“FHLB”) advances decreased $2.6 million for the same period.

Return on average assets (“ROAA”) was 2.28% for the period ended September 30, 2007, as compared to 2.37% for the period ended September 30, 2006.  The annualized return on average shareowners’ equity (“ROAE”) for the period ended September 30, 2007 was 20.81%, as compared 19.85% for the period ended September 30, 2006.

Market Area

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank.  With forty-seven banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit, Thurston and Whatcom Counties, Frontier Bank serves nearly the entire Puget Sound Region, home to approximately 60% of the population of Washington State.  Its economy has become more diversified over the past years with company headquarters for Amazon, Costco, Microsoft, Nordstrom, Paccar, Starbucks, Washington Mutual, and Weyerhaeuser located in the region.

Branch Expansion

During the third quarter of 2007, the Corporation opened two new branches, one in Thurston County and one in Kitsap County.  Subsequent to quarter end, another new branch was opened in Pierce County.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet – September 30, 2007/December 31, 2006

Loans

Loans, net of allowance for loan losses, increased $405.8 million, or 14.2%, to a balance of $3.3 billion at September 30, 2007, compared to $2.9 billion at December 31, 2006.  For the first nine months of 2007, new loan originations were $1.5 billion as compared to $1.4 billion for the same period in 2006, representing an 8.9% increase.  The growth is primarily attributable to the relatively strong real estate market in the Puget Sound Region.  As anticipated, however, the Puget Sound Region real estate market began showing signs of slowing down during the third quarter 2007.  For the quarter ended September 30, 2007, new loan originations were $364.3 million, compared to $642.7 million for the quarter ended June 30, 2007 and $496.0 million for the quarter ended September 30, 2006.  This downward trend is anticipated to continue into the fourth quarter.

The following table represents the loan portfolio by type, including loans held for resale and net of unearned income for the periods ended September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Commercial and industrial	$383,122	11.5%	$380,940	13.1%
Real estate loans:
Commercial	940,899	28.4%	897,717	30.9%
Construction	952,220	28.7%	736,025	25.3%
Land development	511,679	15.4%	400,052	13.8%
Completed lots	206,105	6.2%	187,829	6.5%
Residential 1-4 family	260,746	7.9%	242,388	8.3%
Installment and other	63,465	1.9%	63,049	2.2%
Total	$3,318,236	100.0%	$2,908,000	100.0%

Since year-end 2006, the loan mix has changed as real estate construction and land development loans have increased as a percentage of the total loan portfolio, as of September 30, 2007, from 25.3% to 28.7% and 13.8% to 15.4%, respectively.  This compares to decreases in commercial and industrial loans to 11.5% from 13.1%, real estate commercial loans to 28.4% from 30.9%, real estate lot loans to 6.2% from 6.5%, and real estate residential loans to 7.9% from 8.3%, as a percentage of the total loan portfolio, for the same period.

Investments

Total investment securities decreased $11.7 million, or 10.2%, to a balance of $103.0 million at September 30, 2007, compared to $114.7 million at December 31, 2006.  During the second quarter of 2007, the Corporation decided to withdraw its earlier decision to early adopt SFAS 157 and 159, effective January 1, 2007.  The Corporation, however, proceeded with a balance sheet restructuring in which the Corporation sold $48.0 million of available-for-sale investment securities with a net realized pre-tax loss of $937 thousand. The securities chosen to be sold were those with the least attractive yield, cash flow and interest rate risk characteristics.  Approximately $40.0 million of new securities were purchased with an overall yield 173 basis points higher than the securities that were sold.

Deposits

Total deposits increased $363.8 million, or 14.8%, since year-end 2006.  Noninterest bearing deposits decreased $6.4 million, or 1.6%, and interest bearing deposits increased $370.2 million, or 18.1% for the same period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table represents the major classifications of interest bearing deposits at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$744,489	30.8%	$683,948	33.4%
Savings	253,320	10.5%	305,669	14.9%
Time deposits	1,419,371	58.7%	1,057,394	51.7%
Total	$2,417,180	100.0%	$2,047,011	100.0%

As a percentage of total interest bearing deposits, money market, sweep and NOW accounts decreased to 30.8% from 33.4% at year-end 2006.  Savings accounts dropped to 10.5% from 14.9% and time deposits (“CD’s”) increased from 51.7% to 58.7% at September 30, 2007, as compared to December 31, 2006.  The significant change in the deposit mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposit as a result of the drop in short term interest rates and a time deposit promotion in the second quarter of 2007.

Borrowings

Federal funds purchased and securities sold under repurchase agreements decreased $33.1 million to a balance of $48.6 million at September 30, 2007, compared to $81.7 million at December 31, 2006.  Federal funds purchased are short term borrowings that tend to fluctuate on a daily basis.

Federal Home Loan Bank (“FHLB”) advances decreased $2.6 million to $279.4 million at September 30, 2007, compared to $282.0 million at December 31, 2006.  The decrease in FHLB advances was primarily due to a decrease in loan originations during the third quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Balance Sheet – September 30, 2007/September 30, 2006

Below are abbreviated balance sheet data at September 30, 2007 and 2006, which indicate changes that have occurred over the past year (thousands of dollars):

	September 30,	September 30,
	2007	2006	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and industrial	$383,122	$359,197	$23,925	6.7%
Real Estate:
Commercial	940,899	881,076	59,823	6.8%
Construction	952,220	756,802	195,418	25.8%
Land development	511,679	341,332	170,347	49.9%
Completed lots	206,105	192,338	13,767	7.2%
Residential 1-4 family	260,746	235,551	25,195	10.7%
Installment and other loans	63,465	62,725	740	1.2%
Total loans	3,318,236	2,829,021	489,215	17.3%
Investments	103,003	118,669	(15,666)	-13.2%
FHLB stock *	15,030	-	15,030
Federal funds sold	3	26,501	(26,498)	-100.0%
Total earning assets	$3,436,272	$2,974,191	$462,081	15.5%
Total assets	$3,584,434	$3,153,912	$430,522	13.7%

LIABILITIES
Noninterest bearing deposits	$400,247	$383,767	$16,480	4.3%
Interest bearing deposits:
NOW and money market accounts	744,489	649,786	94,703	14.6%
Savings accounts	253,320	327,792	(74,472)	-22.7%
Time certificates	1,419,371	1,099,336	320,035	29.1%
Total interest bearing deposits	2,417,180	2,076,914	340,266	16.4%
Total deposits	$2,817,427	$2,460,681	$356,746	14.5%
Federal funds purchased and securities
sold under repurchase agreements	$48,622	$13,496	$35,126	260.3%
FHLB advances	$279,375	$267,965	$11,410	4.3%
Junior subordinated debt	$5,156	$5,156	$-	0.0%
Shareowners' equity	$398,137	$382,816	$15,321	4.0%

* Note: FHLB stock was not considered an earning asset during the period ended September 30, 2006.  It was reclassified as an earning asset during the second quarter 2007, after receiving dividends from the FHLB for two consecutive quarters.  The balance of FHLB stock was $15.0 million for the period ended September 30, 2006.

Loans

At September 30, 2007, total loans were up $489.2 million, or 17.3% over the previous year.  The increase in loans was due, for the most part to the relatively strong housing and commercial property market in the Puget Sound Region.  For the period ended September 30, 2007, new loan originations totaled $1.5 billion, compared to $1.4 billion for the period ended September 30, 2006.  As anticipated, however, the Puget Sound Region real estate market began showing signs of slowing down during the third quarter 2007.  For the quarter ended September 30, 2007, new loan originations were $364.3 million, compared to $642.7 million for the quarter ended June 30, 2007 and $496.0 million for the quarter ended September 30, 2006.  This downward trend is anticipated to continue into the fourth quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investments

Investments decreased $15.7 million, or 13.2%, from September 30, 2006 to September 30, 2007.  The decrease in investments can be primarily attributed to the sale of $48.0 million of available-for-sale investment securities during the second quarter of 2007.  During the same period, approximately $40.0 million of new, higher yielding securities were purchased.  In addition, several securities were called or matured during the period ended September 30, 2007.

Deposits

Noninterest bearing deposits increased $16.5 million, or 4.3% to $400.2 million at September 30, 2007, compared to $383.8 million at September 30, 2006.  Interest bearing deposits increased $340.3 million, or 16.4%, from September 30, 2006 to September 30, 2007, with the increase primarily in time deposits.

At September 30, 2007, NOW, money market and sweep accounts made up 30.8% of total interest bearing deposits compared to 31.3% at September 30, 2006.  At September 30, 2007, savings deposits made up 10.5% of total interest bearing deposits versus 15.8% at September 30, 2006.  Time deposits made up 58.7% of total interest bearing deposits at September 30, 2007, compared to 52.9% at September 30, 2006.

From September 30, 2006 to September 30, 2007, NOW, money market and sweep deposits increased $94.7 million, or 14.6%; savings deposits decreased $74.5 million, or 22.7%; and time deposits increased $320.0 million or 29.1%.   The significant change in the deposit mix over the last year was due mainly to the higher rates being paid on sweep accounts and certificates of deposit as a result of the drop in short term interest rates and a time deposit promotion in the second quarter of 2007.

Borrowings

FHLB borrowings increased $11.4 million, or 4.3% from September 30, 2006 to September 30, 2007. The reason for the increase in advances was to fund loan growth.  For the nine months ended September 30, 2007, $1.5 billion of new loans were originated compared to $1.4 billion for the nine months ended September 30, 2006.  This represents an increase of $122.3 million or 8.9%.

In addition, $60.0 million of FHLB advances were paid off early resulting in a prepayment penalty of $1.5 million during the second quarter of 2007.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics.  $60.0 million in new advances were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.

Shareowners’ equity

Capital increased $15.3 million from September 30, 2006 to September 30, 2007, or 4.0%.  This increase was due to retained earnings less common stock repurchases during the first and second quarters and quarterly cash dividends paid.  Please see page 28 for information regarding cash dividends paid and stock repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

TE is a non-GAAP performance measurement used by management in operating and analyzing the business, which management believes provides financial statement users with a more accurate picture of the net interest margin for comparative purposes.

The following table illustrates the determination of tax equivalent amounts for the three and nine months ended September 30, 2007 and 2006 (thousands of dollars):
	Three Months Ended
	September 30,	September 30,
	2007	2006	$ Change	% Change
Total interest income, as reported	$77,748	$66,201	$11,547	17.4%
Effect of tax exempt loans and
municipal bonds	355	252	103	40.9%
TE interest income	78,103	66,453	11,650	17.5%
Total interest expense	29,566	23,533	6,033	25.6%
TE net interest income	$48,537	$42,920	$5,617	13.1%

Calculation of TE Net Interest Margin
(three months annualized)
TE interest income	$312,412	$265,812	$46,600	17.5%
Total interest expense	118,264	94,132	24,132	25.6%
TE net interest income	194,148	171,680	22,468	13.1%
Average earning assets	$3,401,394	$2,949,287	$452,107	15.3%
TE Net Interest Margin	5.71%	5.82%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended
	September 30,	September 30,
	2007	2006	$ Change	% Change
Total interest income, as reported	$220,268	$182,767	$37,501	20.5%
Effect of tax exempt loans and
municipal bonds	873	717	156	21.8%
TE interest income	221,141	183,484	37,657	20.5%
Total interest expense	83,158	62,615	20,543	32.8%
TE net interest income	$137,983	$120,869	$17,114	14.2%

Calculation of TE Net Interest Margin
(nine months annualized)
TE interest income	$294,855	$244,645	$50,210	20.5%
Total interest expense	110,877	83,487	27,390	32.8%
TE net interest income	183,978	161,158	22,820	14.2%
Average earning assets	$3,240,197	$2,829,116	$411,081	14.5%
TE Net Interest Margin	5.68%	5.70%

Tax equivalent net interest income increased $5.6 million, or 13.1%, for the three months ended September 30, 2007, compared to the same period for 2006.  Volume contributed a $7.2 million increase in net interest income, whereas rate decreased net interest income by $1.6 million.

The annualized tax equivalent net interest margin for the three months ended September 30, 2007, decreased 11 basis points (“bps”) to 5.71% from 5.82% for the same period the previous year.  The decrease in the annualized tax equivalent net interest margin can be primarily attributed to an increase in the cost of funds arising from an increase in time deposits.  As a percentage of total interest bearing deposits, time deposits represented 58.7% of the balance at September 30, 2007, compared to 52.9% at September 30, 2006.

Tax equivalent net interest income increased $17.1 million, or 14.2%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  Volume increased net interest income by $19.2 million, whereas rate resulted in a $2.1 million decrease in net interest income.  The annualized tax equivalent net interest margin for the nine months ended September 30, 2007, decreased 2 bps to 5.68% from 5.70% for the nine months ended September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Abbreviated quarterly average balance sheet and net interest income data are shown below (thousands of dollars):

	Quarter Ended	Quarter Ended
	September 30,	September 30,			Current
	2007	2006	$ Change	% Change	Yield/Cost
ASSETS
Loans:
Commercial and industrial	$382,669	$371,722	$10,947	2.9%	9.00%
Real estate:
Commercial	916,331	891,471	24,860	2.8%	7.91%
Construction	923,706	735,594	188,112	25.6%	10.45%
Land development	492,229	311,314	180,915	58.1%	10.27%
Completed lots	206,385	188,095	18,290	9.7%	10.06%
Residential 1-4 family	257,774	230,260	27,514	11.9%	8.53%
Installment and other loans	63,406	63,121	285	0.5%	9.69%
Total loans	3,242,500	2,791,577	450,923	16.2%	9.34%
Investments	109,387	107,036	2,351	2.2%	4.01%
Federal funds sold	49,507	50,674	(1,167)	-2.3%	5.25%
Total earning assets	$3,401,394	$2,949,287	452,107	15.3%	9.11%
Total assets	$3,540,828	$3,128,147	412,681	13.2%
			-
LIABILITIES
Noninterest bearing deposits	$403,663	$392,838	10,825	2.8%
Interest bearing deposits:
NOW, money market & sweep	751,625	592,879	158,746	26.8%	3.43%
Savings	258,733	345,348	(86,615)	-25.1%	2.30%
Time certificates	1,390,167	1,115,656	274,511	24.6%	5.11%
Total interest bearing deposits	2,400,525	2,053,883	346,642	16.9%	4.28%
Total deposits	$2,804,188	$2,446,721	$357,467	14.6%
Federal funds purchased
and repurchase agreements	$21,679	$12,905	$8,774	68.0%	4.72%
FHLB advances	$289,918	$263,479	$26,439	10.0%	4.54%
Junior subordinated debt	$5,156	$5,156	$-	0.0%	6.69%
Total interest bearing liabilities	$2,717,278	$2,335,423	$381,855	16.4%	4.32%
Shareowners' equity	$388,758	$373,320	$15,438	4.1%	-

At the end of the third quarter of 2007 and 2006, average total earning assets as a percent of average total assets were 96.1% compared to 94.3%, respectively.  This ratio indicates how efficiently assets are being utilized.  Average loans were 91.6% and 89.2% of average assets, respectively, and investments were 3.1% and 3.4%, for the same periods.  Average federal funds sold were 1.4% and 1.6%, respectively, for the same periods. Average total loan-to-deposits ratios were 115.6% and 114.1%, respectively, for the same periods.  For the quarter ended September 30, 2007, average NOW, sweep and money market accounts were 27.7% of total interest bearing liabilities (“IBL”); average savings accounts were 9.5% of total IBL and average time certificates were 51.2% of total IBL.  Average FHLB advances were 10.7% of total IBL for the same period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Earning Assets

The TE yield on total earning assets increased 17 basis points (bps) in the third quarter of 2007 to 9.11% compared to 8.94% in the third quarter of 2006.   The increase in interest income in the current quarter is almost entirely attributable to volume with rate having an immaterial effect.  For the third quarter 2007, average earning assets increased $452.1 million, to $3.4 billion, compared to $2.9 billion for the third quarter 2006.

Loans increased in yield from 9.20% in the third quarter 2006 to 9.34% in the current quarter, an increase of 14 bps, or 1.5%.  The increase in interest income on loans in the current quarter is primarily attributable to the volume of loans; with rates having an immaterial effect.  Commercial and industrial loans increased in yield from 8.70% in the third quarter 2006 to 9.00% in the third quarter 2007; real estate commercial loans increased in yield from 7.68% to 7.91%; real estate construction decreased in yield from 10.72% to 10.45%; real estate land development loans decreased in yield from 10.36% to 10.27%; real estate lot loans decreased in yield from 10.26% to 10.06%; real estate residential loans decreased in yield from 8.55% to 8.53%; and installment loans increased in yield from 9.52% to 9.69%.

The yield on investments increased from 3.83% in the third quarter of 2006 to 4.01% in the third quarter 2007 and the yield on federal funds sold increased from 5.23% in 2006 to 5.25% in 2007 for the same periods.

Interest Bearing Liabilities

The $381.9 million increase in the average balance of total interest bearing liabilities increased interest expense by $4.3 million and the increase in rates paid on interest bearing liabilities increased interest expense by $1.7 million, for a total increase in interest expense of $6.0 million from the third quarter of 2006 to the third quarter of 2007.

The increase in the average balance of interest bearing deposits of $346.6 million increased interest expense by $4.0 million, and the rate paid on interest bearing deposits increased interest expense by $1.7 million, for a net increase of $5.7 million from September 30, 2006 to September 30, 2007.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $35.2 million increased interest expense by $416 thousand and the rates paid on these borrowings decreased interest expense by $128 thousand, for a net increase of $288 thousand from September 30, 2006 to September 30, 2007.

The cost of NOW, money market and sweep accounts increased from 3.40% in the third quarter of 2006, to 3.43% in the third quarter of 2007.  Savings account costs were 2.41% in 2006 and 2.30% in 2007, for the same periods.  Time certificates of deposit increased in cost from 4.62% in the third quarter of 2006 to 5.11% in third quarter of 2007.  The cost of short-term borrowings (federal funds purchased and securities sold under repurchase agreements) increased from 4.55% to 4.72%, and the cost of FHLB borrowings decreased from 4.72% in the third quarter of 2006 to 4.54% in the third quarter of 2007.  The average cost of interest bearing liabilities increased from 4.00% in the third quarter of 2006 to 4.32% in the third quarter of 2007.

Noninterest income and expense – Three Months Ended September 30, 2007

Total noninterest income increased $72 thousand in the third quarter of 2007, or 2.1% from the same quarter a year ago.    Service charges increased by $202 thousand to $1.2 million, or a 19.5% increase, which is primarily attributable to an increase in nonsufficient funds (“NSF”) and overdraft fees effective on July 1, 2007.

The market value of trust assets at September 30, 2007, was $451.9 million, as compared to $383.2 million at September 30, 2006, an increase of $68.7 million, or 17.9%.  Trust assets are not included in the Corporation’s consolidated balance sheet.  Trust revenue included in other noninterest income for the quarters ended September 30, 2007 and 2006 was $474 thousand and $443 thousand, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total noninterest expense increased $2.7 million or 16.6% from third quarter 2006 to third quarter 2007.  Salaries and employee benefits increased $1.4 million or 13.1% over the same period.  During this same time period, the number of full time employees increased 9.6%.  Other noninterest expense increased $1.2 million in the third quarter 2007, or 37.5%, compared to the third quarter 2006.  This increase was primarily driven by share-based compensation expense of $420 thousand, an increase in consulting fees of $131 thousand and an increase in legal expense of $82 thousand related to recent merger activity.  Additional noninterest expense was incurred as part of the Corporation’s branch expansion.  During the third quarter of 2007, the Corporation opened two new branches, one in Thurston County and one in Kitsap County.  Subsequent to quarter end, another new branch was opened in Pierce County.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead.  This ratio is then compared to others in the industry.  The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items.  The lower the number, the more efficient the organization.  The Corporation’s efficiency ratio for the third quarter was 36% for 2007 and 35% for 2006.  The Corporation’s ratio places it among the performance leaders in the industry.

Noninterest income and expense – Nine Months Ended September 30, 2007

Total noninterest income decreased $2.7 million, or 22.2%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  The primary reason for the decrease related to a $2.4 million gain on sale of premises and equipment recognized during the nine months ended September 30, 2006.  The sale related to property which had been held for several years for branch expansion, but was no longer needed.  There were no sales of premises and equipment during the nine months ended September 30, 2007.  In addition, the Corporation had a $937 thousand loss on sale of securities as part of the second quarter 2007 balance sheet restructuring, in which the Corporation sold approximately $48.0 million of available for sale securities and purchased approximately $40.0 million of new higher yielding securities.

Total noninterest expense increased $7.3 million, or 14.9%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  Salaries and benefits increased $3.2 million, or 10.2%, over the same period.  Other noninterest expense increased $2.2 million, or 22.0%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  This increase was primarily driven by share-based compensation expense of $1.3 million and a $1.5 million prepayment penalty on the early pay-off of $60.0 million of FHLB advances executed as part of the Corporation’s balance sheet restructuring.  The Corporation’s efficiency ratio for the nine months ended September 30, 2007 and 2006 was 36% and 37%, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Loan Losses

The allowances for loan losses, charge offs and loan recoveries are summarized as follows (thousand of dollars):

	Nine Months Ended	Twelve Months Ended
	September 30, 2007	December 31, 2006
Beginning balance	$44,195	$37,075
Charge offs:
Commercial and industrial	(844)	(2,283)
Real estate:
Commercial	-	-
Construction	-	(855)
Land development	-	-
Completed lots	-	-
Residential 1-4 family	(300)	-
Installment and other	(128)	(156)
Total charge offs	(1,272)	(3,294)

Recoveries:
Commercial and industrial	819	353
Real estate:
Commercial	-	-
Construction	-	-
Land development	-	-
Completed lots	-	-
Residential 1-4 family	-	-
Installment and other	127	60
Total recoveries	946	413

Net (charge offs) recoveries	(326)	(2,881)

Provision for loan losses	5,400	7,500

Merger	-	2,501
Balance before portion identified for
undisbursed loans	49,269	44,195
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(4,156)	(3,546)
Balance at end of period	$45,113	$40,649

Average loans for the period	$3,106,604	$2,731,257

Ratio of net charge offs to average
loans outstanding during the period	0.01%	0.11%

Impaired Assets

Loans are considered impaired, based on current information and events when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

The assessment of impairment occurs when and while such loans are on nonaccrual status or the loan has been restructured.  When a loan has been identified as being impaired, the Corporation will measure the amount of the impairment.  If the value after the impairment measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.  In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to the contractual terms, the loan is classified as a restructured

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accruing loan.  Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

Nonperforming assets are summarized as follows (thousands of dollars):

	September 30, 2007	September 30, 2006
Nonaccruing loans:
Commercial and industrial	$53	$54
Real estate:
Commercial	-	427
Construction	1,268	-
Land development	7,774	7,143
Completed lots	864	-
Residential 1-4 family	1,316	-
Installment and other	29	-
Total nonaccruing loans	11,304	7,624

Other real estate owned	1,145	-
Total nonperforming assets	$12,449	$7,624

Restructured loans	-	-

Total loans at end of period	$3,318,236	$2,829,021
Total assets at end of period	$3,584,434	$3,153,912

Total nonaccruing loans to total loans	0.34%	0.27%
Total nonaccruing loans to total assets	0.32%	0.24%

Total nonperforming assets to total loans	0.38%	0.27%
Total nonperforming assets to total assets	0.35%	0.24%

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

The table above reflects nonaccrual loans increased by $3.7 million from September 30, 2006 to September 30, 2007.   The ratio of nonaccrual loans to total assets as of September 30, 2007, was 0.32% as compared to 0.24% at September 30, 2006.  There are 17 loans currently in nonaccrual status of which one loan accounts for $7.1 million. The 17 loans range in balances from $12 thousand to $7.1 million. Efforts are continuing to collect these loans with many involving some measure of legal action.

Subsequent to the third quarter of 2007, the $7.1 million real estate land development nonaccrual loan was paid in full, including interest of $1.5 million.  Had the loan been paid in full prior to quarter end, total nonperforming assets would have totaled $5.3 million, or 0.15% of total assets, at September 30, 2007.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the third quarter of 2007, the Corporation acquired one OREO property through foreclosure with a carrying value of $1.1 million.  This loan was a commercial real estate loan that had been reported as a nonperforming asset, beginning in the first quarter of 2007.  As of September 30, 2006, the Corporation did not have any OREO.

Certain other loans, currently in nonaccrual are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO.  Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

Credit Concentrations

The table below indicates the loan portfolio mix as of the dates indicated, net of deferred loan fees (thousands of dollars):

	September 30, 2007		December 31, 2006
	Amount	% of total	Amount	% of total
Commercial and industrial	$383,122	11.5%	$380,940	13.1%
Real estate loans:
Commercial	940,899	28.4%	897,717	30.9%
Construction	952,220	28.7%	736,025	25.3%
Land development	511,679	15.4%	400,052	13.8%
Completed lots	206,105	6.2%	187,829	6.5%
Residential 1-4 family	260,746	7.9%	242,388	8.3%
Installment and other	63,465	1.9%	63,049	2.2%
Total	$3,318,236	100.0%	$2,908,000	100.0%

As shown in the table above, the Corporation has emphasized commercial real estate and construction and land development related lending.   The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.   These loans are principally secured by first deeds of trust with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%.  A substantial number of these properties are owner occupied.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk, despite the third quarter 2007 downturn in the Puget Sound region real estate market.

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

At September 30, 2007 and 2006, we had an immaterial amount of foreign loans.

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

The Corporation has an active ongoing credit review function.  Evidence of a loan degradation occurring is generated by a decrease in that particular loan’s internal watch rating.  An assessment of these loans is performed to determine whether it is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Management and the Board review policies and procedures at least annually and changes are made to reflect the current operating environment and regulatory requirements.  Part of these policies and procedures is an internal credit risk review process.  During this process the quality grade of loans is reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk.  This analysis is performed quarterly and reviewed by senior management and the Board, which makes the determination if the risk is reasonable and if the reserve is adequate.

Taken into consideration when the analysis is performed are national and local economic trends and conditions. The analysis also takes into consideration the level of, or trends in, delinquencies and nonaccruing loans.  Management monitors delinquencies monthly and reports are prepared for the Board of Directors to review.  Delinquencies for commercial and industrial, installment and real estate loans are charted separately by their types and by geographic areas.

Another consideration is the volume and terms of loans.  Management reviews the growth and terms of loans so that the allowance can be adjusted for current conditions.  See page 23 for a discussion of credit concentrations.

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

As of September 30, 2007, the allowance for loan loss balance totaled $45.1 million, or 1.36% of total loans, as compared to $40.0 million, or 1.41% of total loans at September 30, 2006. The allowance for loan losses, including the allocation for undisbursed loans of $4.2 million, would amount to a total allowance of $49.3 million, or 1.48% of total loans outstanding as of September 30, 2007.  This compares to the undisbursed allocation of $3.5 million, for a total allowance of $43.5 million, or 1.54% of total loans outstanding as of September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allocations of the allowance for loan losses at September 30, 2007 and 2006 are as follows (thousands of dollars):

	September 30, 2007	September 30, 2006
Commercial and industrial	$10,131	$9,275
Real Estate:
Commercial	12,249	11,724
Construction	714	965
Land development	4,132	3,840
Completed lots	1,803	1,572
Residential 1-4 family	11,217	6,500
Installment and other	977	995
Unallocated	3,890	5,143
	45,113	40,014
Undisbursed loans	4,156	3,502
Total	$49,269	$43,516

Liquidity

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or customers who have credit needs.

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury Department’s short-term note program, borrowings from the Federal Reserve Bank, brokered deposits or additional borrowings at correspondent banks.  At September 30, 2007, the Corporation had $1.0 billion of total liquidity available, compared to $977.4 million at September 30, 2006.  The Corporation has a policy that liquidity to total assets of 12.5% be maintained as a minimum.  For the period ended September 30, 2007, liquidity to total assets was 29.3%, compared to 31.9% for the period ended September 30, 2006.

At September 30, 2007, the Corporation had outstanding loan commitments totaling $1.0 billion, including undisbursed loans in process of $997.4 million.  Recent history indicates real estate construction and land development loans will be funded at 64% and 70% of commitments at any given time, respectively.  In the opinion of management, the Corporation has adequate resources to fund all outstanding loan commitments from customer deposits, FHLB advances and other borrowings.

The statement of cash flows on pages 4 and 5 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2007 and 2006.

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

The Corporation uses a simulation model to estimate the impact of changing interest rates on the Corporation’s earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of September 30, 2007, the model predicted that net income would increase if interest rates rise and decline if rates fall.  Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $10.2 million.  Also, assuming a one-year horizon, if rates declined by 2%, net income is estimated to decrease by approximately $130 thousand.  These amounts are embedded with a convexity impact of approximately $9.9 million and $5.6 million, respectively.  Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change.  The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital – September 30, 2007/December 31, 2006

Consolidated capital of the Corporation for financial statement purposes at September 30, 2007 was $398.1 million.  This amount compares to $395.3 million at December 31, 2006, an increase of $2.8 million, or 0.7%.  The Corporation paid cash dividends totaling $21.5 million and repurchased 1,453,401 shares at a total cost of $37.1 million in the first nine months of 2007.

The Corporation’s regulatory capital ratios as of September 30, 2007, were as follows (thousands of dollars):

	Tier I	Tier 2	Leverage
	(Core) Capital	(Total) Capital	Capital
GAAP Capital	$398,137	$398,137	$398,137
Net unrealized gain on AFS securities	(8,178)	(8,178)	(8,178)
Less:
Unrealized loss on equity securities	-	-	-

Goodwill and other intangibles	(41,054)	(41,054)	(41,054)
Add:
Qualifying trust preferred securities	5,000	5,000	5,000
Loan loss reserve including allowance for
off balance sheet credit exposure	-	49,269	-
Disallowed portion of the loan loss reserve (1)	-	(5,924)	-
Qualifying portion of the loan loss reserve	-	43,345	-

Total regulatory capital (numerator)	$353,905	$397,250	$353,905

Total risk weighted assets	$3,467,627	$3,467,627
Less:
Disallowed portion of the loan loss reserve	(5,924)	(5,924)
Adjusted risk weighted assets (denominator)	$3,461,703	$3,461,703

Total average assets, for the quarter
less Goodwill and other intangibles (denominator)			$3,499,774

Capital as a percent of adjusted risk
weighted assets and/or average assets	10.22%	11.48%	10.11%

Regulatory minimum ratio for "well
capitalized" purposes	6.00%	10.00%	5.00%

Actual at December 31, 2006	11.59%	12.85%	11.32%

(1) Qualifying portion of loan loss reserve cannot exceed 1.25% of total risk weighted assets.

It is the policy of the Bank that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized.”  The Bank is in compliance with its capital policy requirements.

Management constantly monitors the level of capital of the Corporation, considering, among other things, the present and anticipated needs of the Corporation, current market conditions, and other relevant factors, including regulatory requirements which may necessitate changes in the level of capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at September 30, 2007, from the information presented under the caption, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for December 31, 2006.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of September 30, 2007. Based upon that evaluation, they concluded as of September 30, 2007, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of September 30, 2007, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, included our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Frontier Financial Corporation or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 1A.  RISK FACTORS

See the discussion of our risk factors in the Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on February 28, 2007.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The Corporation did not repurchase any shares during the quarter ended September 30, 2007.  In August 2006, the Board of Directors approved a new two-year share repurchase program authorizing up to 2,263,323 shares to be purchased.  As of September 31, 2007, a balance of 809,922 shares is authorized to repurchase under the program.

On November 2, 2007, the Corporation repurchased 75,000 shares, at $18.95 per share, under its Board of Director approved share repurchase program.  As of this date, a balance of 734,922 shares is authorized to be repurchased under this program.

On September 20, 2007, the Board of Directors of the Corporation declared a $0.17 per share quarterly cash dividend to shareowners of record as of October 9, 2007, and payable October 23, 2007.

Our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities.  See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital.”

The Corporation is a legal entity separate and distinct from Frontier Bank.  Because we are a bank holding company with no significant assets other than Frontier Bank, we are dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” in our Annual report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

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
November 5, 2007

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
November 5, 2007