Form 10-K
FRONTIER FINANCIAL CORP /WA/
filed 2008-02-29
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission File Number: 000-15540

FRONTIER FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Washington	91-1223535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

332 S.W. Everett Mall Way
P.O. Box 2215
Everett, WA 98213

(Address of principal executive offices) (zip code)

(425) 514-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ x ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer”, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. Check one:

Large Accelerated filer [ x ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

As of June 29, 2007 (the last business day of the most recent second quarter), 44,028,192 shares of common stock were owned by non-affiliates, with an aggregate market value of $991,955,166 (based upon the closing sales price of $22.53 per share).

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of February 25, 2008, was 46,991,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareowners for the fiscal year ended December 31, 2007 – Parts I and II.

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2008 Annual Meeting of Shareowners, to be held on April 16, 2008 – Part III.

PART I

Forward-Looking Statements

The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, we may make certain statements in future Securities and Exchange Commission (“SEC”) filings, in press releases, and in oral and written statements that are not statements of historical fact and may constitute forward-looking statements.  Forward-looking statements may relate to, without limitation, our financial condition, results of operations, plans, objectives, future performance or business.

Forward-looking statements are identified by the fact that they do not relate only to historical or current facts.  Sentences containing words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “should”, “projected”, or similar words may constitute forward-looking statements, but are not the only means to identify these statements.  We may use these statements to describe expectations and estimates in various areas, including, but not limited to:  changes in the national economy or in the markets in which we operate; interest rate movements; future acquisition and growth strategies; system conversions and integration activities; the impact of competitive products, services and pricing; and legislative, regulatory and accounting changes affecting the banking and financial service industry.  Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from estimated or projected results.  Risk factors are described in Part I, “Item 1.A, Risk Factors” included in this filing.

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

ITEM 1.                   BUSINESS

General

Frontier Financial Corporation (“FFC”, “Frontier”, “the Corporation”, “we”, “our” or “us”) is a Washington corporation which was incorporated in 1983 and is registered as a financial holding company under the Bank Holding Company Act of 1956.  FFC has two subsidiaries: the Bank, which is engaged in a general banking business and in businesses related to banking; and FFP, Inc., a nonbank corporation which leases property to the Bank.

The Bank

Frontier Bank is a Washington state chartered commercial bank with headquarters located in Everett, Snohomish County, Washington.  The Bank was founded in September 1978, by Robert J. Dickson and local business persons and is an “insured bank” as defined in the Federal Deposit Insurance Act.

We engage in general banking business in Washington and Oregon, including the acceptance of demand, time and savings deposits and the making of loans.  As of the end of 2007, we serve our customers from fifty-one offices.  In Snohomish County, four offices are located in Everett, and one office each is located in Arlington, Edmonds, Lake Stevens, Marysville, Mill Creek, Monroe, Lynnwood, Smokey Point, Snohomish, and Stanwood.  Seven offices are located in Pierce County in the cities of Buckley, Edgewood-Milton, Orting, Puyallup, Sumner, Tacoma and University Place.  Frontier has thirteen branches in King County, one each in Ballard (Seattle), Bellevue, Bothell, Duvall, Fremont (Seattle), Kent, Kirkland, Lake City (Seattle), Redmond, Renton, Seattle, Totem Lake (Kirkland) and Woodinville.  In addition, the following fourteen branches are located in Clallam, Jefferson, Kitsap, Skagit, Thurston and Whatcom Counties: two branches each in Bellingham and Poulsbo, and one each in Bainbridge Island, Bremerton, Gig Harbor, Lacey, Lynden, Mount Vernon, Port Angeles, Port Townsend, Sequim and Silverdale.

On February 1, 2006, we completed the acquisition of NorthStar Financial Corporation and its subsidiary, NorthStar Bank (“NorthStar”), a privately held financial institution headquartered in Seattle, Washington, with two banking offices in the Ballard and Fremont communities north of downtown Seattle. The shareowners of NorthStar received 1,513,707 shares of FFC common stock in exchange for all of the outstanding shares of NorthStar.  The transaction was accounted for under the purchase method of accounting.

On November 30, 2007, we acquired 100 percent of the outstanding shares of Bank of Salem.  Bank of Salem, an Oregon chartered commercial bank headquartered in Salem, Oregon, provided commercial real estate and business lending products and related services through three locations in Portland, Salem and Tigard, Oregon.    Bank of Salem shareholders received 0.99 shares of FFC common stock for each share of Bank of Salem common stock.  The value of the 3,230,886 common shares issued was determined in accordance with the merger agreement at $19.07 per share.  The aggregate purchase price was $61.8 million, which included $195 thousand of direct merger related costs.  This acquisition was accounted for under the purchase method of accounting.

FFP, Inc.

On April 4, 1988, we formed a subsidiary corporation called FFP, Inc. The purpose of this corporation is to purchase and lease improved real property to the Bank and acquire future branch sites.  For further details, please see Part I “Item 2, Properties” of this filing.  At this time, it is intended that future purchases of real property will be made by FFP, Inc., and that  FFP, Inc. will not engage in any other type of business.

Banking Services

We provide a full range of consumer banking services including savings accounts, checking accounts, installments and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services.  In addition to consumer-oriented activities, we maintain a strong commercial lending program, servicing individuals and businesses headquartered in our principal market areas.

Lending Activities

Our loan portfolio consists primarily of loans secured by real estate, although importance is also placed on commercial and industrial loans, consumer installment loans and bankcard loans.  At December 31, 2007, real estate category loans comprised 87.0% of the net loan portfolio, while commercial and industrial loans made up 11.1% and installment and bankcard loans were 1.9%.  Loans (including loans held for resale) totaled $3.61 billion, and were 122.7% of deposits.  Almost all of these loans were to borrowers within our principal market areas.  See page 26 for loan category amounts for the last five years.

Real Estate Loans

Real estate loans represent the largest share of our loan portfolio.  These loans are comprised of real estate commercial term loans, construction loans, land development loans, completed lot loans and home mortgages.  The construction loan portfolio is comprised of two types:

1.	Loans for construction of residential and commercial income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with our base rate.

2.	Loans for construction of single-family spec and owner-occupied properties that generally have terms of one year or less and typically bear an interest rate that floats with our base rate.

Our real estate commercial term loans finance the purchase and/or ownership of income producing properties.   These loans are generally mature in one to ten years with a payment amortization schedule ranging from 15 to 25 years.  Interest rates may be fixed or variable.  The interest rates on fixed rate loans typically reprice between the first and fifth year.

Land development loans are used for either residential or commercial purposes.  These loans generally have terms of one year or less and typically bear an interest rate that floats with our base rate.

Mortgage loans include various types of loans for which real property is held as collateral.  These loans, collateralized by one to four family residences, typically have maturities between one and five years with payment amortization schedules ranging from 10 to 20 years.  Mortgage loans are written with both fixed and variable rates.

We also originate and sell mortgages into the secondary market.  We offer a variety of products for refinancing and purchases and are approved to originate FHA and VA loans.  The majority of loans originated in 2007 were fixed rate single-family loans.  Total loans sold in 2007 were approximately $158.3 million.  Servicing is sold with the loan.  Funding requirements for these loans are minimal as few of these loans are retained for investment.

Commercial and Industrial Loans

This category of loans includes both commercial and industrial loans used to provide working capital or for specific purposes, such as to finance the purchase of fixed assets, equipment or inventory.   Commercial loans include lines of credit and term loans.  Lines of credit are extended to businesses based on the financial strength and integrity of the borrower and generally are collateralized by short-term assets such as accounts receivable and have a maturity of one year or less.  Such lines of credit bear an interest rate that floats with our base rate or another established index.  Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance a businesses purchase.  Commercial term loans generally mature within one to five years.  They may be collateralized by the asset being acquired or other available assets.  These term loans will generally bear interest that either floats with our base rate or another established index or is fixed for the term of the loan.  Industrial loans consist of farm related credits used to finance operating expenses.  These loans generally have terms of one year and bear interest that either floats with our base rate or is fixed for the term of the loan.  These loans are generally collateralized by farm related assets including land, equipment, crops or livestock.

Installment Loans

We provide loans for consumer use including: auto loans, boat loans, home improvement loans, revolving lines of credit, VISA credit cards and other loans typically made by banks to individual borrowers.  These loans generally have terms ranging from one to five years, with up to 20-year amortizations and are written with both fixed and variable rates.

Concentrations of Credit

The most significant portion of the loan portfolio consists of real estate commercial, construction and land development loans.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk even during uncertain economic times.  Management closely monitors the effects of current and expected market conditions and other factors that may influence the repayment of these loans.

The following chart indicates the amount of loans, net of deferred fees, and as a percent of total loans for the years ended December 31 (in thousands):

	2007	2006	2005	2004	2003
Real estate commercial loans	$1,003,916	$897,714	$859,251	$848,737	$809,307

Real estate construction loans	$1,062,662	$735,926	$554,021	$342,287	$296,568

Real estate land development loans	$537,410	$399,950	$269,662	$182,032	$138,517

Total loans at end of period (1)	$3,612,122	$2,908,000	$2,389,224	$1,977,521	$1,771,716

Real estate commercial loans
as a percent of total loans	27.8%	30.9%	36.0%	42.9%	45.7%
Real estate construction loans
as a percent of total loans	29.4%	25.3%	23.2%	17.3%	16.7%
Real estate land development loans
as a percent of total loans	14.9%	13.8%	11.3%	9.2%	7.8%

(1) Includes loans held for resale

Investment Activities

From time to time, we acquire investment securities when funds acquired through deposit activities exceed loan demand or when there are collateral requirements  When excess funds are considered temporary in nature by management, they are typically placed in federal funds sold on an overnight basis to correspondent banks, approved by the Board of Directors.  This type of investment is not considered desirable, as the interest rate earned on these funds is minimal in nature.  When funds are considered longer term, they are generally invested in securities purchased in the open market.  At December 31, 2007, we had investments totaling $127.6 million at amortized cost.  U.S. Agency bonds comprised 55.9% of the portfolio, equities comprised 21.6%, corporate bonds made up 13.4%, U.S. Treasury bonds made up 4.9% and municipals made up 4.2%.  Please see Note 3 of our 2007 Annual Report for details on the makeup of the portfolio.  We have an investment policy that generally permits purchasing securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization.  The investment policy also provides for maturity patterns, diversification of investments and avoidance of concentrations within the portfolio.

Deposit Activities and Other Funding Sources

Our primary source of funds has historically been customer deposits.  We offer a variety of accounts designed to attract both short-term and long-term deposits in our market area.  These accounts include demand (checking), NOW, money market, sweep, savings and certificates of deposit.  Interest rates paid on these accounts vary from time to time and are based on competitive factors and liquidity needs.  One of our goals is to maintain noninterest-bearing deposits at the highest level possible.  These are low cost funds and help to increase the net interest margin.  Noninterest-bearing accounts comprised 13.3% of total deposits at the end of 2007.

We have other funding sources such as Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and repurchase agreements.  The major source of funds in this area is advances from the FHLB of Seattle.  Although this source of funding can be more costly than deposit activities, large portions of funds are available very quickly for meeting loan commitments.   Our line of credit with the FHLB is approximately 11% of qualifying Bank assets and is collateralized by qualifying first mortgage loans, qualifying commercial real estate and government agency securities. As of December 31, 2007, we had FHLB advances totaling $298.6 million (please refer to Note 8 in the Annual Report to Shareowners for detail regarding these advances).  These advances were collateralized with $430.3 million in qualifying first mortgages, other certain assets and FHLB stock.  No commercial real estate or government securities were pledged at year-end.  The unused portion of this credit line at December 31, 2007, was $131.7 million.

Other Financial Services

We offer other financial services complementary to banking, including an insurance and investment center that markets annuities, life insurance products and mutual funds to our customers and the general public, a trust department that offers a full array of trust services, and a private banking office to provide personal service to high net worth customers.

Business Strategy

Our business strategies are as follows:

•
increasing the percentage of our assets consisting of business, construction and commercial real estate loans with higher risk-adjusted returns, shorter maturities and greater sensitivity to interest rate fluctuations;

•	increasing deposits by attracting lower cost transaction accounts (such as checking, savings and money market accounts) through an enhanced branch network and online banking;

•	maintaining cost-effective operations by efficiently offering products and services;

•	maintaining our capital position at or above the “well-capitalized” (as defined for regulatory purposes) levels; and

•	exploring prudent means to grow our business internally and/or through acquisitions.

A source of future growth may be through acquisitions, although no assurance can be given that acquisition activity will continue in the future.  See Part I, “Item 1A, Risk Factors” of this report.

Competition

The banking industry is highly competitive. We face strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from other commercial banks, saving institutions and credit unions located in our primary market area. As with all banking organizations, we also have competition from nonbanking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. We expect increasing competition from other financial institutions and nonbanking sources in the future. Many of our competitors have more significant financial resources, larger market share and greater name recognition than us. The existence of such competitors may make it difficult for us to achieve our financial goals.

Competition has further increased as a result of Washington banking laws that permit statewide branching of Washington domiciled financial institutions and acquisitions of Washington-based financial institutions by out-of-state bank holding companies.

We believe that the principal competitive factors affecting our markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial resources.

Our competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies. We compete for loans principally through the efficiency and quality of the services we provide borrowers, real estate brokers and home builders, and the interest rates and loan fees we charge.

We compete for deposits by offering depositors a wide variety of checking accounts, savings accounts, certificates and other services. Our ability to attract and retain deposits depends on our ability to provide deposit products that satisfy the requirements of customers as to interest rates, liquidity, transaction fees, risk of loss of deposit, convenience and other factors. Deposit relationships are actively solicited through a branch sales and service system.

Changes in technology, mostly from the growing use of computers and computer-based technology, present competitive challenges. Large banking institutions typically have the ability to devote significant resources to developing and maintaining technology-based services such as on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans. Some new banking competitors offer all of these services online. Customers who bank by computer or by telephone may not need to go to a branch location in person. Our high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. We believe a personal approach to banking is a competitive advantage, one that will remain popular in the communities that we serve. However, customer preferences may change, and the rapid growth of online banking could, at some point, render our personal, branch-based approach obsolete. We believe we have reduced this risk by offering on-line banking services to our customers, and by continuing to provide 24-hour banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

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

General

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareowners. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Compliance

In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed or audited by the Federal Reserve, the Federal Deposit Insurance Corporation, (or “FDIC”), and the Washington Department of Financial Institutions, Division of Banks, (or “DFI”), during which reviews such agencies assess our compliance with applicable laws and regulations. Based on the assessments of our outside compliance consultants and governmental agencies, we believe that we materially comply with all of the laws and regulations that apply to our operations.

Federal Bank Holding Company Regulation

General: Frontier Financial Corporation, Inc. is a registered financial holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. FFC must file reports with the Federal Reserve and must provide it with such additional information as it may require.

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

Financial Holding Company Status: Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature. FFC’s election of financial holding company status was effective October 28, 2000.

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

In order to become or remain a financial holding company, the Bank must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any noncompliance within a fixed time period could lead to divesture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Acquisition of Banks: The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

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

Restrictions on Ownership of FFC: The Bank Holding Company Act requires any “bank holding company” (as defined in that Act) to obtain the approval of the Board of Governors of the Federal Reserve System prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act.

Holding Company Control of Nonbanks: With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates: Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements: We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither FFC nor the Bank may condition an extension of credit to a customer on either: (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks: Under Federal Reserve policy, FFC is expected to act as a source of financial and managerial strength to the Bank. This means that FFC is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

Federal and State Regulation of the Bank

General: The Bank is a Washington chartered commercial bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). As a result, the Bank is subject to supervision and regulation by the Washington DFI and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Lending Limits: Washington banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of stockowners’ equity.

Control of Financial Institutions: The acquisition of 25% or more of a state chartered bank’s voting power by any individual, group or entity, is deemed a change in control under Washington banking law, requiring notice and application and prior approval of the DFI.

Community Reinvestment: The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions: Banks are also subject to certain FDIC restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit: (i) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Regulation of Management: Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards: Federal law imposes upon banks certain noncapital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Washington state law, if the stockowners’ equity of a Washington state-chartered bank becomes impaired, the Commissioner of the Washington DFI will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.

Dividends: The principal source of FFC cash reserves are dividends received from the Bank. Washington law limits the Bank’s ability to pay cash dividends. Under these restrictions, a bank may not declare or pay any dividend greater than its retained earnings without approval of the Washington DFI. The Washington DFI has the power to require any state-chartered bank to suspend the payment of any and all dividends.

In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.

Other Regulations: The loan operations of the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Credit Transactions: The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Federal Laws Applicable to Deposit Operations: The Bank’s deposit operations are subject to:

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

Check Clearing for the 21st Century Act: Also known as Check 21, which gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check; allows check truncation without making it mandatory; requires that financial institutions communicate to accountholders in writing a description of its substitute check processing program and their rights under the law; legalizes substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requires that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requires recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Federal Home Loan Bank System: The Federal Home Loan Bank system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board (“FHFB”). The FHLB’s serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of its mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

Mortgage Banking Operations: The Bank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated there under which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

Commercial Real Estate Guidance: The FDIC and the Federal Reserve Board issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices on December 6, 2006. The Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years; or (2) construction and land development loans exceed 100% of capital. The Guidance does not limit banks’ levels of commercial real estate lending activities. The Guidance applies to the Bank, based on our current loan portfolio. We believe that our loan portfolio has been subject to rigorous examination by banking regulators and our own credit review function and that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the Guidance to adversely affect our operations or our ability to execute our business strategy.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third-parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third-parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third-parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented privacy policies to comply with these requirements.

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

Deposit Insurance

Our deposits are generally insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund administered by the FDIC. We are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Recent legislative reform to modernize the Federal Deposit Insurance System, merged the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund, and also:

•	raised the deposit insurance limit on certain retirement accounts to $250,000 and indexes that limit for inflation;

•	required the FDIC and National Credit Union Administration boards, starting in 2010 and every succeeding five years, to consider raising the standard maximum deposit insurance; and

•	eliminated the current fixed 1.25 percent Designated Reserve Ratio (“DRR”) and provided the FDIC with the discretion to set the DRR within a range of 1.15 to 1.50 percent for any given year.

Capital Adequacy

Regulatory Capital Guidelines: Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital:  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockowners’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratio: The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio: The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action: Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

State Corporate Law Restrictions

As a Washington corporation, we are subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors; distributions to shareowners; transactions involving directors, officers, or interested shareowners; maintenance of books, records, and minutes; and observance of certain corporate formalities.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud.  SOX established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also: (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (nonGAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ.

Anti-terrorism Legislation

USA Patriot Act of 2001:  Among other things, the Patriot Act: (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increased governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act.

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

Nonbank Subsidiary

Our nonbank subsidiary, FFP, Inc., a Washington corporation, is subject to the laws and regulations of both the federal government and any states in which it conducts business.

Employees

At December 31, 2007, we had 809 full-time employees, of which 802 were employed in our wholly-owned subsidiary, Frontier Bank, and 7 were engaged in our bank holding company, Frontier Financial Corporation.  The employees are not represented by a collective bargaining unit.  We believe our relationship with employees is good.

Corporate Information

We make available through our Internet website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”). These filings can be accessed under “Investor Relations” found on the homepage of our website at www.frontierbank.com. Our Code of Ethics for Senior Financial Officers, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, is also available on our website under “Investor Relations.” These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Further, each of these documents is also available in print (at no charge) to any shareholder upon request, addressed to:

Investor Relations
Frontier Financial Corporation
332 S.W. Everett Mall Way
P.O. Box 2215
Everett, WA 98213

Our website and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to general investment risks and the other information contained in this report or incorporated by reference, including the consolidated financial statements and the notes thereto, “Forward Looking Statements” and “Management Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common shares, you should carefully consider the risks described below.  Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations. If one or more of these risks and uncertainties is realized, the trading price of our common shares could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Risks Related To Our Business

We Are Subject To Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including but not limited to; general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely effected. Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Additional information regarding how we manage our interest rate risk is included in Item 7A of this report captioned “Quantitative and Qualitative Disclosures about Market Risk.”

We Are Subject To Credit Risk, Particularly With Respect To Our High Concentration of Construction, Land Development and Other Real Estate Loans

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate and the customers we serve. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

As of December 31, 2007, approximately 87.0% of our loan portfolio consisted primarily of loans secured by real estate, including commercial, construction, land development, completed lot loans and mortgage loans. Approximately 59.0% of these real estate loans as of December 31, 2007, consisted of real estate construction, land development and completed lot loans, which have a higher degree of risk than long-term financing of existing properties because repayment generally depends on the completion of the project and usually on the sale of the property. While as of the date of this report the economy generally remains good in our primary market of western Washington, the housing market has slowed recently, with weaker demand for housing, higher inventory levels and longer marketing times. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations. Additional information regarding credit risk is included in the section “Loans” beginning on page 26 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Losses

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2007, our allowance for loan losses as a percentage of loans was 1.49%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings. Further, bank regulatory agencies and our independent auditors periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that can differ somewhat from those of our own management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which should they become necessary, would result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the section “Allowance for Loan Losses” beginning on page 27 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

We Are Subject To Liquidity Risk

Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions.  However, substantial, unexpected and/or prolonged changes in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Liquidity and Capital Resources” beginning on page 36 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

We Are Subject To Operational Risk, Which May Result in Incurring Financial and Reputation Losses

We are exposed to many types of operational risk, including the risk of fraud by employees or outsiders, the risk of operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given our high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering with or manipulation of those systems will result in losses that are difficult to detect.

We may be subject to disruptions of our systems, arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

Our Profitability Depends Significantly On Economic Conditions in Western Washington and Oregon.

Our success depends primarily on the general economic conditions of the markets in which we operate, principally western Washington, which have an impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in national or regional economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could also impact our markets  and in turn, have a material adverse effect on our financial condition and results of operations.

We Operate In a Highly Competitive Industry and Market Area

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and super-regional banks, as well as smaller community banks within the various markets in which we operate. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do. However, we also face competition from many other types of financial institutions, including without limitation: savings associations, credit unions, mortgage banking companies, finance companies, mutual funds, insurance companies, investment management firms, investment banking firms, broker-dealers and other local, regional and national financial services firms. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks.

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

We are Subject to Extensive Government Regulation and Supervision

We are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the FDIC and the Federal Reserve Board issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The Guidance applies to the Bank, based on our current loan portfolio, and we expect that our business and operations will be subject to enhanced regulatory review for the foreseeable future. Our failure to comply with applicable laws and regulations, or changes to the existing regulatory structure, could adversely effect our business, financial condition and results of operations.

We Are Exposed to Risk of Environmental Liabilities With Respect to Properties to Which We Take Title

Approximately 87.0% of our outstanding loan portfolio at December 31, 2007 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud

In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

We Rely On Dividends from Our Subsidiaries for Most of Our Revenue

Frontier Financial Corporation is a legal entity separate and distinct from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares. Various laws and regulations limit the amount of dividends that Frontier Bank may pay to Frontier Financial Corporation. In the event Frontier Bank is unable to pay dividends to Frontier Financial Corporation, we may not be able pay dividends on our common shares. The inability to receive dividends from Frontier Bank could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision” in Item 1, Business, on page 5 of this report.

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

We May Not Be Able To Attract and Retain Skilled People

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need.  The unexpected loss of services of one or more of our key personnel could occur, and such events may have a material adverse impact on our business because of the difficulty of promptly finding qualified replacement personnel and the loss of the employee’s skills, knowledge of our market and years of industry experience.

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

Our Earnings May Be Affected By Changes in Accounting Principles and Tax Laws

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

Risks Associated With Our Common Shares

Our Share Price Can Be Volatile

Share price volatility may make it more difficult to resell our common stock when desired or at prices deemed satisfactory. Our share price can fluctuate significantly in response to a variety of factors including, among other things:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in a forty-five thousand square foot facility in Everett, Washington.  We are in the process of constructing a forty-five thousand square foot office facility addition adjacent to our principal office which will be used to consolidate our administrative functions.  We plan to occupy this new space in the second quarter of 2008.  Our data processing and operations center are located in a sixteen thousand square foot facility located in Everett, Washington.  In addition to our principal and administrative facilities, we operate 51 offices in western Washington and Oregon.

FFP, Inc., a real estate holding subsidiary, owns the properties and buildings housing our principal office, data processing and operations center and 29 of our branch facilities, including the branch in our principal office.  FFP, Inc. also owns the buildings in which three of our branches are located while the land is leased.  We lease the land and buildings for twenty of our branch offices.  The leases on our branch offices have expiration dates ranging from 2008 to 2034.

The aggregate monthly rental on our leased properties is $157 thousand.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

No matters were submitted to shareowners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “FTBK.”  The high and low sales prices of our common stock, by quarter, in the years ended December 31, 2007 and 2006, are as follows:

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$29.97	$24.71	$22.43	$20.38
Second Quarter	26.92	22.21	23.96	20.82
Third Quarter	26.17	20.17	28.00	21.78
Fourth Quarter	25.14	17.50	31.33	25.36

(b)  We only have one class of stock outstanding, which is common stock.  At February 25, 2008, there were 46,991,940 shares outstanding and there were 13,383 holders of record of our common stock.  The principal market for our common stock is The NASDAQ Stock Market LLC.

(c)  The table below indicates the cash dividends paid on each share of our common stock in the years ended December 31, 2007 and 2006:

Dividend Declared	Record Date	Payment Date
$0.155	January 9, 2007	January 22, 2007
0.160	April 10, 2007	April 24, 2007
0.165	July 10, 2007	July 24, 2007
0.170	October 9, 2007	October 23, 2007

$0.113	January 9, 2006	January 24, 2006
0.117	April 11, 2006	April 24, 2006
0.120	July 10, 2006	July 24, 2006
0.150	October 10, 2006	October 24, 2006

(d)  On August 16, 2006, the Board of Directors announced the adoption of a stock repurchase plan authorizing us to repurchase 2,263,323 shares of common stock outstanding.  This plan expires August 2008.  Common stock repurchases in the fourth quarter of 2007 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1 to October 31, 2007	-	-		809,922
November 1 to November 30, 2007	377,987	$18.90	1,831,388	431,935
December 1 to December 31, 2007	-	-	-
Total	377,987	$18.90	1,831,388

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares.  For the year ended December 31, 2007, 2,760 shares were tendered in connection with option exercises.  Restricted shares cancelled to pay withholding taxes totaled 7,184 shares for the year ended December 31, 2007.

Five-Year Stock Performance Graph
Total Cumulative Return to Shareowners

The graph below provides an indicator of cumulative shareowner returns for the Corporation as compared with the Nasdaq Bank Index and the S&P 500 Index.

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Frontier Financial Corporation	$132.50	$157.16	$199.12	$276.24	$181.64
NASDAQ Bank Index	$128.64	$147.22	$143.81	$161.40	$127.93
S&P 500 Index	$128.72	$142.84	$147.13	$170.36	$179.71

The above presentation assumes $100 was invested on December 31, 2002, in our common stock and each of the above indexes.

ITEM 6.                      SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

In Thousands, except per share amounts
						% Change
AT YEAR-END	2007	2006	2005	2004	2003	2007-2006
Total assets	$3,995,689	$3,238,464	$2,640,275	$2,243,396	$2,075,393	23.4%
Net loans	3,558,127	2,867,351	2,355,419	1,945,324	1,742,160	24.1%
Securities	135,121	114,711	110,617	153,451	187,915	17.8%
Deposits	2,943,236	2,453,632	2,061,380	1,795,842	1,667,017	20.0%
Shareowners' equity	459,612	395,283	296,097	254,230	219,406	16.3%

FOR THE YEAR
Interest income	$299,672	$250,144	$178,886	$140,228	$135,201	19.8%
Interest expense	113,041	86,942	51,736	34,939	37,829	30.0%
Net interest income	186,631	163,202	127,150	105,289	97,372	14.4%
Securities gains (losses)	(937)	(25)	-	(44)	190	NM
Provision for loan losses	11,400	7,500	4,200	3,500	4,250	52.0%
Net income	73,938	68,910	51,584	43,045	39,607	7.3%
Basic earnings per share	$1.63	$1.53	$1.21	$1.03	$0.95	6.5%
Diluted earnings per share	$1.62	$1.52	$1.21	$1.02	$0.94	6.6%
Cash dividends declared
per common share	$0.65	$0.50	$0.40	$0.34	$0.31	30.0%
Dividend payout ratio	40.1%	32.9%	33.1%	33.3%	33.0%	21.9%
Return on Average
Assets	2.13%	2.27%	2.09%	1.98%	1.96%
Equity	18.76%	18.91%	18.75%	18.35%	19.23%
Avg. equity/avg. assets	11.36%	11.98%	11.16%	10.76%	10.21%
Efficiency Ratio	37%	38%	41%	42%	41%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

Frontier Financial Corporation (the “Corporation”), a Washington corporation, is a financial holding company owning all of the equity of its wholly owned subsidiaries, Frontier Bank (the "Bank") and FFP, Inc., a bank premises holding company.

Financial Highlights

For the year ended December 31, 2007, net income increased $5.0 million, or 7.3%, to $73.9 million, compared to net income of $68.9 for the year ended December 31, 2006.  Net interest income for the year ended December 31, 2007, was $186.6 million, an increase of $23.4 million, or 14.4%, compared to $163.2 million for the prior year-end.  On a diluted per share basis, year-to-date net income for 2007 was $1.62 per share compared to $1.52 in 2006, an increase of 6.6%.

For the year ended December 31, 2006, net income increased $17.3 million, or 33.6%, to $68.9 million, compared to net income of $51.6 million for the year ended December 31, 2005.  The increase in net income is primarily attributable to a $36.1 million, or 28.4%, increase net interest income over the same period.  On a diluted per share basis, year-to-date net income for 2006 was $1.52 per share compared to $1.21 in 2005, an increase of 25.6%.

Total assets at December 31, 2007, totaled $4.0 billion, compared to $3.24 billion at December 31, 2006, and $2.64 billion at December 31, 2005.  In all three years, the growth in our total assets occurred principally in the loan portfolio.  At December 31, 2007, net loans totaled $3.56 billion, compared to $2.87 billion at December 31, 2006, an increase of $690.8 million, or 24.1%.  At December 31, 2006, net loans increased $511.9 million, or 21.7%, over the prior year end.

At December 31, 2007, nonperforming assets were 0.53% of total assets compared to 0.27% at December 31, 2006 and 0.19% at December 31, 2005.  Nonaccruing loans were $20.9 million at December 31, 2007, up from $8.7 million at December 31, 2006 and $4.9 million at December 31, 2005.  The ratio of loans past due over 30 days was 0.91% of total loans at December 31, 2007, compared to 0.44% at December 31, 2006 and 0.06% at December 31, 2005.

The total allowance for loan losses was $54.0 million, or 1.49% of total loans outstanding at December 31, 2007, compared to $40.6 million, or 1.40%, at December 31, 2006, and $33.8 million, or 1.41%, at December 31, 2005. For the year ended December 31, 2007, net loan charge-offs were $920 thousand or 0.03% of average loans.  This compares to net loan charge-offs of $2.9 million, or 0.11% of average loans, for the year ended December 31, 2006, and net recoveries of $147 thousand, or (0.01%) of average loans, for the year ended December 31, 2005.

During 2007, cash dividends of $29.0 million were paid to shareowners.  For the year ended December 31, 2007, we repurchased a total of 1,841,332 common shares.  Of this total, 1,831,388 common shares were repurchased at an average price of $24.16 per share under our Board approved repurchase plan.  We are authorized to repurchase up to 431,935 additional common shares under the plan at December 31, 2007.  There were no repurchases of common stock in 2006 or 2005.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares.  For the year ended December 31, 2007, 2,760 shares were tendered in connection with option exercises.  Restricted shares cancelled to pay withholding taxes totaled 7,184 shares for the year ended December 31, 2007.

Business Combinations

On November 30, 2007, we completed our merger with Bank of Salem. The year-over-year growth comparison includes the Bank of Salem impact.  At closing, the Bank of Salem additions to our balance sheet included $199.8 million in loans, $8.6 million in investments, $169.5 million in deposits and $27.0 million in capital.

Branch Expansion

During 2007, we opened branches in Lacey, Bremerton, Gig Harbor and a loan production office in Vancouver, Washington.  In addition, we acquired branches in Portland, Salem and Tigard, Oregon as a result of our merger with Bank of Salem.  These activities result in 51 offices throughout Washington and Oregon.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. We consider the allowance for loan loss a critical accounting policy subject to estimate.  For additional information regarding the allowance for loan losses, see “Analysis of the Allowance for Loan Losses” in this Management’s Discussion and Analysis and “Allowance for Loan Losses” in Note 1 in Notes to the Consolidated Financial Statements.

Our financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions (see Note 1 to the consolidated financial statements).  We believe that the allowance for loan losses is one of the more critical judgment areas in the application of our accounting policies that affect financial condition and results of operations.

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of stock options and valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Review of Financial Condition

General

At December 31, 2007, total assets were $4.00 billion, compared to $3.24 billion at December 31, 2006, and $2.64 billion at December 31, 2005.  Shareowners’ equity was $459.6 million at December 31, 2007, up from $395.3 million at December 31, 2006, and $296.1 million at December 31, 2005.

Securities

Securities increased $20.4 million, or 17.8%, to $135.1 million at December 31, 2007, compared to $114.7 million at December 31, 2006.  For the year ended December 31, 2007, we purchased approximately $93.7 million in available for sale securities, offset partially by sales, maturities and calls of approximately $70.4 million.  In addition, we obtained approximately $8.6 million of securities from the merger with Bank of Salem.

During the second quarter of 2007, we decided to withdraw our earlier decision to early adopt SFAS 157 and 159, effective January 1, 2007.  However, we proceeded with a balance sheet restructuring in which we sold $48.0 million of available for sale securities with a net realized pre-tax loss of $937 thousand. The securities chosen to be sold were those with the least attractive yield, cash flow and interest rate risk characteristics.  Approximately $40.0 million of new securities were purchased with an overall yield 173 basis points higher than the securities that were sold.

For the year ended December 31, 2006, securities increased $4.1 million, or 3.7%, compared to the year ended December 31, 2005.  For the year ended December 31, 2006, approximately 20% of the securities matured or were called; however, short term securities were purchased for collateral purposes, resulting in the slight increase.

The aggregate amortized costs of securities at December 31 are as follows (in thousands):

	2007	2006	2005
	Amortized	Amortized	Amortized
	Cost	Cost	Cost
Equities	$27,606	$29,052	$23,400
U.S. Treasuries	6,223	4,204	7,232
U.S. Agencies	71,385	50,004	49,621
Corporate Bonds	17,062	18,198	19,326
Municipal Bonds	5,352	3,753	4,231
	$127,628	$105,211	$103,810

The following table sets forth the maturities of securities at amortized cost (in thousands) as of December 31, 2007.  Tax equivalent values are used in calculating weighted average yields, assuming a 35% tax rate.

		After 1 Yr	After 5 Yrs		Totals &
	Within	But Within	But Within	After	Weighted
	1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield
Equities	$21,681	$-	$-	$5,925	$27,606
	3.47%	-	-	3.32%	2.50%

U.S. Treasury	5,972	-	251	-	6,223
	4.98%	-	7.20%	-	5.07%

U.S. Agencies	6,978	34,550	29,857	-	71,385
	4.54%	4.74%	5.47%	-	5.03%

Corporate Bonds	7,996	5,024	-	4,042	17,062
	4.07%	5.38%	-	10.19%	5.91%

Municipal Bonds	814	3,382	1,130	26	5,352
	7.72%	5.81%	5.40%	5.05%	6.01%
	$43,441	$42,956	$31,238	$9,993	$127,628
	4.04%	4.90%	5.48%	6.10%	4.84%

Loans

The major classifications of loans, excluding loans held for resale and net of deferred loan fees, at December 31 are as follows (in thousands):

	2007	2006	2005	2004	2003
Commercial and industrial	$402,569	$380,939	$321,303	$301,961	$268,963
Real Estate:
Commercial	1,003,916	897,714	859,251	848,737	809,307
Construction	1,062,662	735,926	554,021	342,287	296,568
Land development	537,410	399,950	269,662	182,032	138,517
Completed lots	249,573	188,032	143,652	84,102	72,787
Residential 1-4 family	282,344	235,169	188,772	165,063	143,420
Installment and other loans	67,421	63,050	46,852	50,057	40,201
Total loans	$3,605,895	$2,900,780	$2,383,513	$1,974,239	$1,769,763

At December 31, 2007, loans (including loans held for resale) totaled $3.61 billion, compared to $2.90 billion at December 31, 2006.  This represents an increase of $704.1 million, or 24.2%.  Of this increase, approximately $199.8 million resulted from the fourth quarter 2007 merger with Bank of Salem.  New loan originations for 2007 were $1.75 billion, compared to $1.82 billion in 2006, representing a 3.8% decrease.

Total loans increased 21.7% in 2006, from $2.39 billion at December 31, 2005, to $2.91 billion at December 31, 2006. Of this increase, approximately $165.0 million resulted from the 2006 merger with NorthStar.  New loan originations for 2006 were $1.82 billion, compared to $1.73 billion in 2005.

Contractual maturities of loans, excluding loans held for resale and net of deferred fees, as of December 31, 2007, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.
	Within 1 Year	1 -5 Years	After 5 Years	Total

Commercial and industrial	$247,355	$125,725	$29,489	$402,569
Real Estate:
Commercial	208,168	418,368	377,380	1,003,916
Construction	1,007,781	48,174	6,707	1,062,662
Land development	486,633	50,777	-	537,410
Completed lots	198,682	45,841	5,050	249,573
Residential 1-4 family	109,719	111,784	60,841	282,344
Installment and other loans	15,085	15,118	37,218	67,421
Total loans	$2,273,423	$815,787	$516,685	$3,605,895

	1 -5 Years	After 5 Years

Fixed rates	$617,733	$80,798
Variable rates	198,054	435,887
	$815,787	$516,685

Allowance for Loan Losses

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb loan losses.  Management’s determination of the level of the provision for loan losses is based on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, the evaluation of credit risk related to specific credits and market segments and monitoring results from our ongoing internal credit review staff.  Management also reviews the growth and terms of loans so that the allowance can be adjusted for probable losses.  The allowance methodology takes into account that the loan loss reserve will change at different points in time based on economic conditions, credit performance, loan mix and collateral values.

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

The allowance for loan losses was $54.0 million, or 1.49% of loans at December 31, 2007.  This compares to $40.6 million, or 1.40% at December 31, 2006, and $33.8 million, or 1.41% at December 31, 2005.  Net charge-off’s as a percentage of average loans was 0.03% in 2007, 0.11% in 2006 and a net recovery of (0.01%) in 2005.

The following table provides an analysis of the allowance for loan losses and the net losses by loan type for the years ended December 31 (in thousands):

	2007	2006	2005	2004	2003
Balance at beginning of year	$44,195	$37,075	$32,728	$29,556	$28,175

Provision for loan losses	11,400	7,500	4,200	3,500	4,250

Loans charged-off:
Commercial and industrial	(1,183)	(2,283)	(342)	(612)	(1,617)
Real estate:
Commercial	-	-	(4)	-	(1,486)
Construction	(201)	(855)	-	-	(48)
Land development	-	-	-	-	-
Completed lots	-	-	-	-	-
Residential 1-4 family	(300)	-	(116)	(387)	(120)
Installment and other	(222)	(156)	(244)	(413)	(351)
Total charged-off loans	(1,906)	(3,294)	(706)	(1,412)	(3,622)

Recoveries:
Commercial and industrial	845	353	623	741	620
Real estate:
Commercial	-	-	-	176	6
Construction	-	-	142	60	-
Land development	-	-	-	-	-
Completed lots	-	-	-	-	-
Residential 1-4 family	-	-	27	51	62
Installment and other	141	60	61	56	65
Total recoveries	986	413	853	1,084	753

Net (charge-offs) recoveries	(920)	(2,881)	147	(328)	(2,869)
Balance before portion identified
for undisbursed loans	54,675	41,694	37,075	32,728	29,556
Reserve acquired in merger	2,983	2,501	-	-	-
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(3,663)	(3,546)	(3,270)	(2,307)	(1,768)
Balance at end of year	$53,995	$40,649	$33,805	$30,421	$27,788

Total loans at end of period (1)	$3,612,122	$2,908,000	$2,389,224	$1,978,052	$1,771,716

Daily average loans	$3,185,751	$2,731,257	$2,200,344	$1,887,528	$1,691,051

Ratio of net charged-offs
(recoveries) during the period
to average loans outstanding	0.03%	0.11%	-0.01%	0.02%	0.17%
Loan loss reserve as a
percentage of total loans	1.49%	1.40%	1.41%	1.54%	1.57%

(1) Includes loans held for resale

Based on certain characteristics of the portfolio, potential losses can be anticipated for major loan categories.  In the following table, the allowance for loan losses for the years ended December 31, has been allocated among the major loan categories based primarily on their historical net charge-off experience, along with consideration of factors such as quality volume, anticipated economic conditions and other business considerations.

(In thousands)
		Loan		Loan		Loan
	2007	Category	2006	Category	2005	Category
	Reserve	Percent	Reserve	Percent	Reserve	Percent
Commercial and agriculture	$9,856	11.2%	$9,726	13.1%	$11,061	13.5%
Real estate:
Commercial	12,373	27.8%	11,040	30.9%	12,622	36.0%
Construction	824	29.5%	809	25.4%	504	23.2%
Land development	5,257	14.9%	4,123	13.8%	1,699	11.3%
Completed lots	3,443	6.9%	1,560	6.5%	907	6.0%
Residential 1-4 family	16,900	7.8%	7,168	8.1%	4,088	7.9%
Installment and other	1,060	1.9%	1,012	2.2%	724	2.1%
Unallocated	4,282		5,211		2,200
	53,995		40,649		33,805
Portion of reserve identified for undisbursed
loans and reclassifed as a liability	3,663		3,546		3,270
	$57,658	100.0%	$44,195	100.0%	$37,075	100.0%

		Loan		Loan
	2004	Category	2003	Category
	Reserve	Percent	Reserve	Percent
Commercial and agriculture	$9,658	15.3%	$13,465	15.2%
Real estate:
Commercial	10,843	43.0%	8,948	45.7%
Construction	473	17.3%	543	16.8%
Land development	1,194	9.2%	262	7.8%
Completed lots	1,142	4.3%	132	4.1%
Residential 1-4 family	3,846	8.4%	2,084	8.1%
Installment and other	461	2.5%	376	2.3%
Unallocated	2,700		1,978
	30,317		27,788
Portion of reserve identified for undisbursed
loans and reclassifed as a liability	2,411		1,768
	$32,728	100.0%	$29,556	100.0%

Historical net charge-offs are not necessarily accurate indicators of future losses since net charge-offs vary from period to period due to economic conditions and other factors that cannot be accurately predicted. Thus, an evaluation based on historical loss experience within individual loan categories is only one of many factors considered by management in evaluating the adequacy of the overall allowance.

Nonperforming Assets

Loans delinquent 90 days or more or other nonaccruing, restructured and other real estate owned (“OREO”), on which the accrual of interest has been discontinued as of December 31 are as follows (in thousands):

	2007	2006	2005	2004	2003
Commercial and industrial	$159	$574	$4,939	$-	$120
Real estate:
Commercial	-	-	-	6,847	6,187
Construction	19,842	47	-	-	-
Land development	-	7,143	-	-	-
Completed lots	804	-	-	356	-
Residential 1-4 family	93	889	-	6,904	344
Installment and other	10	-	10	-	43
Total nonaccruing loans	20,908	8,653	4,949	14,107	6,694
Other real estate owned	367	-	-	-	4,162
Total nonperforming assets	$21,275	$8,653	$4,949	$14,107	$10,856

Restructured loans	$-	$-	$-	$-	$6,178

Total loans at end of period (1)	$3,612,122	$2,908,000	$2,389,224	$1,978,052	$1,771,716
Total assets at end of period	$3,995,689	$3,238,464	$2,640,275	$2,243,396	$2,075,393

Total nonperforming assets to total loans	0.59%	0.30%	0.21%	0.71%	0.61%
Total nonperforming assets to total assets	0.53%	0.27%	0.19%	0.63%	0.52%
Total impaired assets to total assets	0.53%	0.27%	0.19%	0.63%	0.82%

(1) Includes loans held for resale

For the years ended December 31, there are certain amounts of interest collected on nonaccrual loans that is included in income, and amounts that have not been accrued, which are indicated in the following table (in thousands):

	2007	2006	2005	2004	2003
Additional interest income which
would have been recorded during the
period under original loan terms	$757	$761	$67	$925	$443

Interest collected and included in
net income for the period	$1,131	$344	$327	$350	$429

Commitments for additional funds
related to loans above	$-	$-	$-	$-	$-

Impaired Loans

A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all loans in nonaccrual, loans restructured, and other loans that management considers to be at risk.

This assessment for impairment occurs when and while such loans are on nonaccrual or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Corporation.  If the current value of the impaired loan is less than the recorded investment in the loan an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

At December 31, 2007, there were sixty-seven nonaccruing loans, to approximately 19 borrowers, with a combined balance of $20.9 million.  This compares to eight nonaccruing loans with a combined balance of $8.7 million at December 31, 2006, and three nonaccruing loans with a combined balance of $4.9 million at December 31, 2005.  One loan totaling $7.1 million made up 82.5% of our December 31, 2006 balance.  In the fourth quarter 2007, the $7.1 million nonaccrual loan was paid in full, including interest of $1.5 million.

Restructured Loans

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to the contractual terms, the loan is classified as a restructured (accruing) loan.  Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time of the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value, less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or other expense.

At December 31, 2007, we had $367 thousand in OREO.  There was no OREO for the years ended December 31, 2006 and 2005.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO.  This is viewed as an ordinary part of the collection process and efforts are constantly underway to reduce and minimize such nonperforming assets.

Deposits

Interest bearing deposits at December 31 are as follows (in thousands):

	2007	%	2006	%	2005	%
Money market, sweep and NOW accounts	$745,780	29.2%	$683,948	33.4%	$322,283	19.4%
Savings	254,722	10.0%	305,669	14.9%	495,108	29.7%
Time deposits, $100,000 and over	832,373	32.6%	545,173	26.6%	471,726	28.3%
Other time deposits	719,835	28.2%	512,221	25.1%	376,411	22.6%
Total interest bearing deposits	$2,552,710	100.0%	$2,047,011	100.0%	$1,665,528	100.0%

Total interest bearing deposits increased $505.7 million, or 24.7%, at December 31, 2007, compared to December 31, 2006.  Time deposits increased $494.8 million during the same period and represent 60.8% of total interest bearing deposits at December 31, 2007, compared to 51.7% at December 31, 2006.  Of this increase in time deposits, approximately $139.3 million was attributable to the 2007 Bank of Salem merger.

Total interest bearing deposits increased $381.5 million, or 22.9%, at December 31, 2006, compared to December 31, 2005. The movement between types of deposit accounts was characterized by a changing interest rate environment.  Investors moved money from traditional savings into our premier treasury account, which is a tiered account, tied to the discount rate for 13-week U.S. Treasury Bill and offering a higher short-term yielding account.

Maturities of time certificates of deposit $100,000 and over at December 31, 2007 are shown below (in thousands):

3 months or less	$220,256
Over 3 months through 6 months	190,458
Over 6 months through 12 months	324,292
Over 12 months	97,367
Total	$832,373

Federal Funds Purchases and Securities Sold Under Agreements to Repurchase

The amount of federal funds purchased and securities sold under agreement to repurchase for the years ended December 31 are as follows (in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	2007	Rate	2006	Rate	2005	Rate
Year end balance	$258,145	4.92%	$81,673	5.24%	$20,813	2.72%

Highest month end balance
during the period	$260,554		$81,673		$52,444

Federal Home Loan Bank Advances

The maximum and average outstanding balances and average interest rates on advances from FHLB were as follows for the year ended December 31 (in thousands):

	2007	2006	2005
Maximum outstanding at any month end	$341,704	$282,017	$240,075
Average outstanding	294,169	258,991	221,392

Weighted average interest rates
Annual	4.15%	4.72%	4.71%
End of year	4.43%	4.69%	4.70%

Results of Operations

Net Interest Income

Net interest income is our principal source of revenue and is comprised of interest income on earning assets, less interest expense on interest bearing liabilities.  The net interest margin is net interest income expressed as a percent of average earning assets and represents the difference between the yield on earning assets and the composite interest rate paid on all sources of funds.

Net interest income is adjusted to a taxable equivalent basis to present income earned on taxable and tax-exempt assets on a comparable basis.  Reference to net interest income and net interest margin (“NIM”), in this discussion, represents taxable equivalent (“TE”) amounts using a tax rate of 35%, and applies only to loans and investments as no other assets or liabilities are affected by the adjustment.

The average balances of interest earning assets and interest bearing liabilities, along with tax equivalent interest income and expense and average rates earned and paid for the following years are as follows (in thousands):

	Year Ended December 31,
	2007			2006			2005
		TE	Average		TE	Average		TE	Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest Earning Assets
Taxable investments	$109,798	$4,585	4.18%	$102,488	$4,097	4.00%	$117,268	$4,586	3.91%
Nontaxable investments (1)	2,907	209	7.19%	4,872	306	6.28%	5,810	423	7.28%
Total	112,705	4,794	4.25%	107,360	4,403	4.10%	123,078	5,009	4.07%
Federal funds sold	18,405	958	5.21%	28,534	1,448	5.07%	11,445	361	3.15%
Loans (1) (2)
Installment	62,841	6,083	9.68%	60,871	5,764	9.47%	47,930	4,244	8.85%
Commercial(1)	383,242	33,776	8.81%	366,601	31,013	8.46%	320,923	23,364	7.28%
Real estate
Commercial (1)	919,028	72,313	7.87%	897,258	68,350	7.62%	866,647	60,468	6.98%
Construction	890,404	91,963	10.33%	698,777	72,152	10.33%	465,475	42,751	9.18%
Land development	457,116	48,310	10.57%	299,604	31,429	10.49%	208,580	18,936	9.08%
Completed lots	209,916	20,784	9.90%	182,105	17,738	9.74%	105,309	9,468	8.99%
Residential 1-4 family	263,204	21,965	8.35%	226,041	18,826	8.33%	185,480	15,111	8.15%
Total loans	3,185,751	295,194	9.27%	2,731,257	245,272	8.98%	2,200,344	174,342	7.92%
Total earning assets/total
interest income	3,316,861	300,946	9.07%	2,867,151	251,123	8.76%	2,334,867	179,712	7.70%
Reserve for loan losses	(43,972)			(38,766)			(32,031)
Cash and due from banks	68,285			83,351			80,644
Other assets	129,390			129,836			85,205
TOTAL ASSETS	$3,470,564			$3,041,572			$2,468,685

Interest Bearing Liabilities
Money Market, Sweep &
NOW accounts	$716,777	$23,990	3.35%	$542,335	17,123	3.16%	$302,497	4,195	1.39%
Savings accounts	268,017	6,207	2.32%	374,167	8,718	2.33%	575,164	11,539	2.01%
Other time deposits	1,325,777	66,883	5.04%	1,063,229	47,685	4.48%	708,201	24,980	3.53%
Total interest bearing
deposits	2,310,571	97,080	4.20%	1,979,731	73,526	3.71%	1,585,862	40,714	2.57%

Short-term borrowings	42,542	2,212	5.20%	20,089	910	4.53%	21,614	588	2.72%
FHLB borrowings	294,169	13,402	4.56%	258,991	12,195	4.71%	221,392	10,434	4.71%
Subordinated debt	5,156	347	6.73%	4,726	311	6.58%	-	-
Total interest bearing
liabilities/total
interest expense	2,652,438	113,041	4.26%	2,263,537	86,942	3.84%	1,828,868	51,736	2.83%
Noninterest bearing
deposits	396,293			389,945			348,737
Other liabilities	27,657			23,722			15,979
Shareowners' equity	394,176			364,368			275,101
TOTAL LIABILITIES
AND CAPITAL	$3,470,564			$3,041,572			$2,468,685
NET INTEREST INCOME		$187,905			$164,181			$127,976
NET YIELD ON INTEREST
EARNING ASSETS			5.67%			5.73%			5.48%

(1) Includes amounts to convert nontaxable amounts to a fully taxable equivalent basis at a 35% tax rate.
(2) Includes nonaccruing loans.

The following table (in thousands) includes a breakdown of the change in earning assets and liabilities, referred to as "volume," and the repricing of assets and liabilities labeled "rate."

	Year ended December 31,
	2007 versus 2006			2006 versus 2005
	Increase (Decrease) Due			Increase (Decrease) Due
	to Change in			to Change in
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Taxable investments	$292	$196	$488	$(578)	$89	$(489)
Nontaxable investments	(123)	26	(97)	(68)	(49)	(117)
Total	169	222	391	(646)	40	(606)

Federal funds sold	(514)	24	(490)	539	548	1,087

Loans
Installment	187	132	319	1,146	374	1,520
Commercial	1,408	1,355	2,763	3,325	4,324	7,649
Real estate
Commercial	1,658	2,305	3,963	2,136	5,746	7,882
Construction	19,786	25	19,811	21,427	7,974	29,401
Land development	16,523	358	16,881	8,264	4,229	12,493
Completed lots	2,709	337	3,046	6,904	1,366	8,270
Residential 1-4 family	3,095	44	3,139	3,304	411	3,715
Total loans	45,366	4,556	49,922	46,506	24,424	70,930
TOTAL INTEREST
INCOME	45,021	4,802	49,823	46,399	25,012	71,411

INTEREST EXPENSE
Money Market, Sweep &
NOW accounts	5,508	1,359	6,867	3,326	9,602	12,928
Savings accounts	(2,473)	(38)	(2,511)	(4,032)	1,211	(2,821)
Other time deposits	11,775	7,423	19,198	12,523	10,182	22,705
Total interest bearing
deposits	14,810	8,744	23,554	11,817	20,995	32,812

Short-term borrowings	1,017	285	1,302	(41)	363	322
FHLB borrowing	1,656	(449)	1,207	1,772	(11)	1,761
Subordinated debt	28	8	36	-	311	311
TOTAL INTEREST
EXPENSE	17,511	8,588	26,099	13,548	21,658	35,206

CHANGE IN NET
INTEREST INCOME	$27,510	$(3,786)	$23,724	$32,851	$3,354	$36,205

For the year ended December 31, 2007, tax equivalent net interest income increased $23.7 million, or 14.4%, to $187.9 million, compared to $164.2 million for the year ended December 31, 2006.  Over the same period, tax equivalent interest income increased $49.8 million.  Of this increase, $45.0 million was attributable to the increase in average volume of interest earning assets, while $4.8 million was attributable to average rates on these same assets.  The increase in average loan volume increased interest income by $45.4 million, while the effect of changing interest rates increased interest income on loans by $4.6 million.

Total interest expense increased $26.1 million for the year ended December 31, 2007, compared to the year ended December 31, 2006.  Volume contributed to an increase of $17.5 million and rate contributed to an increase of $8.6 million.  Of this increase, interest bearing deposits accounted for $23.6 million, or 90.2%.  Average interest bearing deposits increased $330.8 million, or 16.7%, resulting in an additional $14.8 million in interest expense.  The effect of changing interest rates on interest bearing deposits increased interest expense by $8.7 million in 2007.

Tax equivalent net interest income increased $36.2 million, or 28.3%, to $164.2 million for the year ended December 31, 2006, compared to $128.0 million for the year ended December 31, 2005.  Average volume contributed to $32.9 million of the increase and average rate contributed $3.4 million.  Average earning assets increased $532.3 million, or 22.8%, for the year ended December 31, 2006, compared to the year ended December 31, 2005.  This increase in average earning assets accounted for $46.4 million of additional interest income over the same period.  The effect of changing interest rates on average earning assets accounted for an increase of $25.0 million for the year.

Average interest bearing liabilities increased $434.7 million, or 23.8%, for the year ended December 31, 2006, compared to the year ended December 31, 2005.  The increase in volume of average interest bearing liabilities accounted for $13.5 million of additional interest expense, while rate contributed to an additional $21.7 million.

Noninterest Income

Loss on Sale of Securities

During the second quarter of 2007, we decided to withdraw our earlier decision to early adopt SFAS 157 and 159, effective January 1, 2007.  We, however, proceeded with a balance sheet restructuring in which we sold $48.0 million of available for sale securities with a net realized pre-tax loss of $937 thousand. The securities chosen to be sold were those with the least attractive yield, cash flow and interest rate risk characteristics.  Approximately $40.0 million of new securities were purchased with an overall yield 173 basis points higher than the securities that were sold.  This compares to a $25 thousand loss on sale of a security in 2006 and a $211 thousand loss on a write down of an equity investment in a financial services company in 2005.

Gain on Sale of Premises and Equipment

For the year ended December 31, 2007, we recognized $24 thousand from gain on sale of premises and equipment.  This compares to the $2.4 million gain recognized for the year ended December 31, 2006.  In 2006, we sold property which had been held for several years for branch expansion, but was no longer needed.  As a result of this sale, we recognized a nonrecurring pre-tax gain of $2.1 million.   There were no sales of premises and equipment for the year ended December 31, 2005.

Service Charges

Deposit fee income increased $507 thousand, or 12.0%, to $4.7 million for the year ended December 31, 2007, compared to $4.2 million for the year ended December 31, 2006.  Virtually all of the increase was attributable to checking accounts, overdraft fees in particular, which increased $370.4 million, or 19.9%, over the same period.  The increase can be attributed to overdraft fee increases effective July 1, 2007.

Deposit fee income decreased $151 thousand, or 3.5%, for the year ended December 31, 2006, compared to the prior year end.  For the same period, noninterest bearing deposits increased $10.8 million, or 2.7%.  Despite the moderate growth in noninterest bearing deposits, the continued increase in use of debit cards resulted in reduced service fees.

Other Noninterest Income

For the year ended December 31, 2007, other noninterest income totaled $7.9 million, compared to $7.5 million for the year ended December 31, 2006.  The increase of $417 thousand, or 5.6%, can be primarily attributed to a $164 thousand increase in trust fees and the $193 thousand accretion of the loan and deposit fair value discounts related to the merger of Bank of Salem during the fourth quarter 2007.  See Note 2 Business Combinations in the Annual Report for further discussion regarding the Bank of Salem merger.

For the year ended December 31, 2006, other noninterest income decreased $174 thousand, or 2.3%, compared to the year ended December 31, 2005.

Noninterest Expense

Salaries and Employee Benefits

Salaries and employee benefits increased $6.2 million, or 14.7%, to $48.3 million for the year ended December 31, 2007, compared to $42.1 million for the year ended December 31, 2006.  Of this increase, approximately 9.6% related to staff additions and 5.1% related to salary and incentive increases, including an additional $1.4 million related to SFAS 123(R) stock-based compensation expense.

Salaries and employee benefits expense increased $5.6 million, or 15.2%, for the year ended December 31, 2006, compared to the prior year end.  Salaries and employee benefit expense was affected by increases in staff, merit raises and an increase in commissions and bonuses.

The staffing level, referred to as full-time equivalent (“FTE”), totaled 809 at December 31, 2007, representing a 12.2% increase over the prior year.  FTE’s totaled 721 at December 31, 2006, and 663 at December 31, 2005.

One issue that complicates the reporting of compensation expense is the deferral of loan origination costs. In accordance with the current accounting standards, loan origination costs are deferred and amortized over the life of the loan. The loan costs, which are determined for each loan type, are then deducted from personnel expense, with the net figures reported in the financial statements. Compensation is thus comprised of the expected items such as salaries, benefits and commissions, but also the effect of deferred loan origination costs, which can vary substantially from year-to-year.

Occupancy Expense

Occupancy expense increased $848 thousand, or 9.3%, to $10.0 million for the year ended December 31, 2007, compared to $9.1 million for the prior year end.  The increase was due to normal rent increases and the opening of 3 new branches in 2007.

Occupancy expense increased $1.5 million, or 19.0%, to $9.1 million for the year ended December 31, 2006, compared to $7.7 million for the year ended December 31, 2005.   This increase primarily resulted of increases of $147 thousand in depreciation expense, $428 thousand in office rentals, $265 thousand in software expense and $432 thousand in maintenance agreements.

FHLB Prepayment Penalty

As a result of our second quarter 2007 balance sheet restructure, we incurred a pre-tax prepayment penalty of $1.5 million on the prepayment of $60.0 million of FHLB advances.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics. New advance of $60.0 million were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.

Other Noninterest Expense

Other noninterest expense increased $1.5 million, or 11.3%, to $15.2 million as of December 31, 2007, compared to $13.6 million as of December 31, 2006.  The increase in other noninterest expense was primarily attributable to increases in directors’ fees of $512 thousand, telephone expense of $134 thousand, marketing expense of $128 thousand, postage expense of $123 thousand, consulting fees of $110 thousand and data processing fees of $109 thousand.

Other noninterest expense increased $1.5 million, or 12.4%, to $13.6 million as of December 31, 2006, compared to $12.1 million as of December 31, 2005.  The increase was primarily due to increased marketing expense of $413 thousand, director fees of $317 thousand, communication networks of $256 thousand and amortization expense of intangible assets related to the NorthStar merger of $232 thousand.

Liquidity and Capital Resources

Liquidity refers to the ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and payment of operating expenses. The need for liquidity is affected by loan demand, net changes in deposit levels, and the scheduled maturities of borrowings.   Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices, earnings and by utilizing unpledged assets as collateral for borrowings.  Liquidity is also derived from a variety of funding sources, including advances from the FHLB and other short and long term borrowings.

The principal use of funds is to invest in loans and securities. Security purchases amounted to $85.7 million in 2007, up from $17.3 million in 2006 and $58.9 million in 2005.  Net cash flows provided by loan activities totaled $510.9 million, $517.3 million and $409.3 million, during 2007, 2006 and 2005, respectively.  Our continued use of cash to fund loan activities reflects the continuing growth of our business.

The increased use of cash for the origination of mortgage loans held for sale totaled $155.8 million, $111.7 million and $93.2 million in 2007, 2006 and 2005, respectively.  This corresponds to the increase in cash provided by the proceeds from the sales of mortgage loans with amounted to $158.3 million in 2007, $111.7 million in 2006 and $91.3 million in 2005, reflecting the increased volume of business in this area.

For the year ended December 31, 2007, time deposits and federal funds purchased and securities sold under agreements to repurchase were our primary funding sources, contributing $531.4 million in funding.  In 2006, almost all of the funding for our $598.2 increase in assets came from three sources; $183.0 million came from increased core deposits, $209.3 million came from increased time deposits and $42.0 million came from net FHLB advances.  In 2005, the major funding activities were time deposits which provided $278.9 million, net FHLB advances which provided $64.9 million and maturities or calls of securities which provided $90.3 million in cash flows.

Our line of credit with the FHLB has been established at approximately 11% of qualifying loans, which at December 31, 2007, equaled $430.3 million. Net advances totaled $16.6 million, $42.0 million and $64.9 million for 2007, 2006 and 2005, respectively.  Borrowings totaled $298.6 million, $282.0 million and $240.0 million at December 31, 2007, 2005, and 2005, respectively. These borrowings represented 7.5% of year end assets in 2007, 8.7% in 2006 and 9.1% in 2005.

Unused lines of credit available to us include $131.7 million available at FHLB and $41.8 million available from correspondent banks.  We also have the option of funding asset growth or funding withdrawals with brokered deposits.  At December 31, 2007, brokered deposits were $130.8 million, representing 4.4% of total deposits.

For additional information regarding liquidity, see the Statement of Cash Flows in the Consolidated Financial Statements.

Capital Requirements

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

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum
Total capital to risk-weighted assets	11.38%	10.62%	10.00%
Tier 1 capital to risk-weighted assets	10.13%	9.37%	6.00%
Tier 1 leverage capital to average assets	10.55%	9.74%	5.00%

The holding company is registered with the Federal Reserve Bank as a financial holding company. The Federal Reserve Bank requires financial holding companies to meet the well-capitalized status of the regulatory capital requirements.

Total capital at December 31, 2007, increased $64.3 million, or 16.3%, to $459.6 million, compared to $395.3 million at December 31, 2006.  We began paying cash dividends to shareowners in 1999.  During 2007, cash dividends of $29.0 million were paid to shareowners.  For the year ended December 31, 2007, we repurchased 1,831,388 common shares at an average price per share of $24.16.  In addition, 7,184 shares were surrendered to us to pay taxes on restricted stock awards that vested during 2007 and 2,760 shares were surrendered in connection with stock option exercises.  We are authorized to repurchase up to 431,935 additional common shares under the plan at December 31, 2007.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations at December 31, 2007 (in thousands):

	Payments due per period
	Less Than
	One Year	1-3 Years	3-5 Years	Thereafter	Total
Time deposits	$1,340,726	$150,418	$57,797	$3,267	$1,552,208
FHLB borrowings	32,556	70,452	100,628	95,000	298,636
Junior subordinated debt	-	-	-	5,156	5,156
Operating leases	2,044	3,033	1,349	1,399	7,825
Total	$1,375,326	$223,903	$159,774	$104,822	$1,863,825

See additional discussion under Notes 6, 8, 10 and 17 of the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have entered into off-balance sheet financial instruments consisting of commitments for the extension of credit, credit card commitments, letter of credit commitments, home equity lines and standby letters of credit.  These instruments are recorded in the financial statements only when they are funded or related fees are incurred or received.  The following table summarizes the amount of commitments as of December 31, 2007 (in thousands):

Amount
Commitments to extend credit	$956,753
Credit card arrangements	41,771
Standby and commercial letters of credit	21,225
$1,019,749

Commitments to extend credit and letters of credit are written for one year, or have a call in one year.  The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.  A fee is charged for all commitments to lend.  There have been no losses associated with these commitments.

See Note 17 of the Consolidated Financial Statements for additional discussion.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market pricing and rates. A significant market risk arises from interest rate risk inherent in our lending, deposit, borrowing and mortgage-banking activities. To that end, we actively monitor and manage interest rate risk exposure.

A number of measures are utilized to monitor and manage interest rate risk, including income simulation and "gap" analysis (further discussed below under the subheading "Asset and Liability Management"). An income simulation model is primarily used to assess the impact on earning changes that interest rates may produce. Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management's capital leverage plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies, among other factors.  The model also uses a multiplier effect which is discussed later.

We use a simulation model to estimate the impact of changing interest rates on our earnings and capital.  The model calculates the change in net interest income under various rate shocks.  As of December 31, 2007, the model predicted that net income would increase by approximately $3.2 million if rates increased 2% and decrease by approximately $643 thousand if rates fell 1%.

The percentages shown in the table below represent changes over a 12 month period in net interest income and net income under two rate scenarios.  The cash flows have been adjusted to account for prepayments and other factors and an assumed 35% tax rate.

(In thousands)

	2008 Estimated Change		2007 Estimated Change		2006 Estimated Change
Rate shock	(1.0%)	2.0%	(1.0%)	2.0%	(1.0%)	2.0%
Net interest income	$(974)	$4,837	$(6,034)	$14,162	$(5,213)	$19,922
Net income	(643)	3,192	(3,817)	9,004	(3,409)	12,768

The interest rate scenarios reflected above represent the results of possible near-term interest rate movements. Approximately 58% of the loan portfolio is tied to rate indexes that are one year or less in duration. These indexes include our base rate, Federal Home Loan Bank of Seattle (“FHLB”) Advance Rate, Wall Street Journal prime, London Interbank Offering Rate (“LIBOR”) and Constant Maturity Treasury (“CMT”).

For the year ended December 31, 2007, our rates moved 100 basis points downward.  At December 31, 2006, the model predicted that our net interest income would decrease by $6.0 million and our net income would decrease by $3.8 million, if rates decreased by 1%.  Actual net interest income increased $23.4 million and net income increased $5.0 million for 2007, compared to 2006.   The increase in actual net interest income was primarily attributable to increased loan volumes.  For the year ended December 31, 2007, average loans increased $454.5 million, or 16.6%, compared to the prior year end.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to obtain the maximum net interest margin. We rely primarily on our asset and liability structure to control interest rate risk.

Asset and Liability Management

Asset and liability management is the responsibility of the Asset/Liability Committee, which acts within policy directives established by the Board of Directors. This Committee meets regularly to monitor the composition of the balance sheet, to assess projected earnings trends and to formulate strategies consistent with the objectives for liquidity, interest rate risk and capital adequacy. The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage and adequate liquidity.

Assets and liabilities are managed by matching maturities and repricing in a systematic manner. In addition to a simulation model, an interest rate "gap" analysis is used to measure the effect interest rate changes have on net interest income. The gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing in that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative in the reverse situation.  However, the exact impact of the gap on future income is uncertain both in timing and amount because interest rates for our assets and liabilities can change rapidly as a result of market conditions and customer behavior patterns.

Expected Maturities for Financial Assets and Liabilities

In the following table (in thousands), the expected maturities for financial liabilities, with no stated maturity, reflect assumptions using the run-off rates for noninterest bearing deposits of 6% per year; for NOW, sweep and money market accounts 8% per year; and for savings accounts 10% per year.  The weighted average interest rates for financial instruments presented are for year-end 2007.

	Expected Maturity Date							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Financial Assets
Cash and due from banks
Noninterest bearing	$99,102	$-	$-	$-	$-	$-	$99,102	$99,102
Fed Funds Sold
Variable Rate	5	-	-	-	-	-	5	5
Weighted average interest rate	4.35%						4.35%
Securities available for sale
Fixed Rate	42,790	15,669	15,438	4,285	5,996	39,708	123,886	131,378
Weighted average interest rate (1)	3.98%	4.67%	4.67%	5.42%	5.39%	5.47%	4.73%
Securities held to maturity
Fixed Rate	650	982	586	-	-	1,525	3,743	3,766
Weighted average interest rate (1)	8.05%	6.70%	5.26%			9.68%	7.93%
Loans Receivable, net
Fixed Rate	315,386	156,549	143,309	142,042	175,831	80,798	1,013,915	1,047,140
Weighted average interest rate (2)	7.23%	6.65%	6.92%	7.15%	7.83%	6.69%	7.07%
Variable Rate	1,958,037	100,465	16,569	15,042	65,980	435,887	2,591,980	2,591,980
Weighted average interest rate (2)	9.51%	8.97%	9.10%	8.42%	8.10%	7.01%	8.98%

Financial Liabilities
Noninterest bearing deposits	$23,432	$22,026	$20,704	$19,462	$18,294	$286,608	$390,526	$390,526
NOW, Sweep and Money Market accounts	59,662	54,889	50,498	46,458	42,742	491,531	745,780	745,780
Weighted average interest rate	2.67%	2.67%	2.67%	2.67%	2.67%	2.67%	2.67%
Savings accounts	25,472	22,925	20,632	18,569	16,712	150,412	254,722	254,722
Weighted average interest rate	2.28%	2.28%	2.28%	2.28%	2.28%	2.28%	2.28%
Time Certificates
Fixed Rate	1,340,726	110,045	40,373	20,921	36,876	3,267	1,552,208	1,573,766
Weighted average interest rate	5.04%	4.69%	4.64%	5.03%	5.15%	5.14%	4.95%
Federal funds purchased & securities
sold under agreements to repurchase
Variable rate	258,145	-	-	-	-	-	258,145	258,145
Weighted average interest rate	4.92%						4.92%
Subordinated debt	-	-	-	-	-	5,156	5,156	4,976
Weighted average interest rate						6.5	6.50%
FHLB advances
Fixed Rate	32,556	39,015	31,437	-	100,628	95,000	298,636	298,105
Weighted average interest rate	4.06%	4.16%	4.86%		4.54%	4.42%	4.43%

(1) Represents tax equivalent yield
(2) Represents weighted note rates exclusive of loan fees

Please note that in the above table, financial assets and liabilities are listed at their expected maturity date.  Our variable rate financial assets may reprice much sooner than their expected maturity date and liabilities may or may not run off at the expected rate as indicated above.  Therefore, we prefer to analyze our assets and liabilities as shown in the chart below, which indicates when the assets and liabilities can be repriced.

Repricing Opportunities for Assets and Liabilities

(In thousands as of December 31, 2007)

	2008	2009	2010	2011	2012	Thereafter	Total
ASSETS
Loans (1) (2)	$2,575,109	$285,963	$239,874	$209,245	$232,343	$63,361	$3,605,895
Yield	8.44%	7.05%	7.25%	7.56%	7.48%	6.31%	8.10%
Investments (2) (3)	43,440	16,651	16,024	4,285	5,996	41,232	127,628
Yield	4.04%	4.79%	4.69%	5.42%	5.39%	5.63%	4.48%
Fed funds sold	5	-	-	-	-	-	5
Yield	4.35%	-	-	-	-	-	4.35%
Total earning assets	$2,618,554	$302,614	$255,898	$213,530	$238,339	$104,593	$3,733,528
Yield	8.32%	6.93%	7.09%	7.52%	7.43%	6.03%	7.96%

LIABILITIES
NOW, money market,
and sweep accounts	$595,662	$43,437	$38,712	$28,636	$28,636	$10,697	$745,780
Cost	2.67%	2.67%	2.67%	2.67%	2.67%	2.67%	2.67%
Savings	8,830	8,830	8,830	8,830	8,830	210,572	254,722
Cost	2.28%	2.28%	2.28%	2.28%	2.28%	2.28%	2.28%
Time deposits	1,340,726	110,045	40,373	20,921	36,876	3,267	1,552,208
Cost	5.04%	4.69%	4.64%	5.03%	5.15%	5.14%	4.95%
Fed funds purchased
and repurchase agreements	258,145	-	-	-	-	-	258,145
Cost	4.92%						4.92%
Subordinated debt	-	-	-	-	-	5,156	5,156
Cost						6.50%	6.50%
FHLB borrowings	32,556	39,015	31,437	-	100,628	95,000	298,636
Cost	4.06%	4.16%	4.86%	-	4.54%	4.42%	4.43%
Total interest bearing liabilities	$2,235,919	$201,327	$119,352	$58,387	$174,970	$324,692	$3,114,647
Cost	4.37%	4.05%	3.99%	3.46%	4.25%	2.96%	4.14%

GAP	$382,635	$101,287	$136,546	$155,143	$63,369	$(220,099)	$618,881

(1) Loan fees and costs are included in balance but not in the yield
(2) Taxable equivalent
(3) Amortized cost

It is generally assumed that during a period of rising interest rates, the net earnings of an institution with a negative gap may be adversely affected due to its interest bearing liabilities repricing to a greater extent than its interest-earning assets. Conversely, during a period of falling interest rates, net earnings may increase. That assumption, however, is based on the premise that assets/liabilities within a one-year time frame will generally move in the same direction at approximately the same rate. However, historical data reflects that the relationship between one-year asset/liabilities may not be as strongly correlated as assumed. Loans with one-year repricing characteristics are tied to a number of indexes to include our base rate, the Wall Street Journal prime, the one-year constant maturity treasury, LIBOR, and FHLB rates. Those indexes are subject to the movement of the one-year market rates. On the other hand, NOW and time deposits, which constitute the bulk of the one-year repricing liabilities, are subject to the local financial institutions' market. Pricing for NOW and time deposits is dependent on customer preferences and the subjective pricing influence of local banks, credit unions, etc. Thus, while a good portion of our loans are tied to national and international money markets; deposits are subject to the conditions of our market areas in Washington and Oregon.  Additionally, when interest rates change, different rates change by different amounts.  The use of “multipliers” is used that represent the change of each asset/liability rate compared to the change in the federal funds rate.  For example, the prime rate has a factor of 1 indicating it changes the same amount as any federal funds rate change.  Core deposit sectors may have a factor of .25, indicating those rates move only 25% as much.  Applying the multipliers to the balance sheet, at December 31, 2007, we had a positive gap of $383.8 million, compared to a positive gap of $360.8 million at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item are incorporated by reference from the 2007 Annual Report to Shareowners.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of Frontier Financial Corporation and its subsidiaries  (“the Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007.  The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation performed an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, Management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and issued their Report of Independent Registered Public Accounting Firm, incorporated by reference to the 2007 Annual Report to Shareowners, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.

Evaluation of Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that as of December 31, 2007, we maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in the period covered by this report that has materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

Not applicable.

PART III
ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical and business experience information about the directors and director nominees are included in Frontier Financial Corporation’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 16, 2008 (the “Proxy Statement”) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on our executive officers is also included in the Proxy Statement.

Information regarding our Audit Committee included under the caption “Directors’ Meetings, Committees and Compensation” of the Proxy Statement is hereby incorporated herein by reference.

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

Our Code of Ethics for Senior Executive Officers (“Code of Ethics”) is available at www.frontierbank.com, as discussed in “Available Information” above.  We intend to disclose any amendments or waivers with respect to our Code of Ethics on our website at www.frontierbank.com.

ITEM 11.                   EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers included under the caption “Compensation of Executives” of the Proxy Statement is hereby incorporated herein by reference. However, the information provided in the Proxy Statement under the heading “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and in this report under the heading “Five Year Performance Comparison” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for issuance under our share-based compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (A)	1,331,490	$18.24	4,695,647

Equity compensation plans not approved by security holders (B)	7,786	N/A	37,214
	1,339,276		4,732,861

(A) Consists of FFC Incentive Stock Options Plan
(B) Consists of FFC 1999 Employee Stock Award Plan

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREOWNER MATTERS

The information set forth under the caption “Share Ownership Information” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the caption “Related Party Transactions and Business Relationships” is hereby incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Financial statements required by Item 8 of this report are incorporated by reference from the 2007 Annual Report to Shareowners.

(a)(2) Financial Statement Schedules.

All financial schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on page 48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION
February 29, 2008	/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 29, 2008	/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer
(Principal Executive Officer)

February 29, 2008	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 29, 2008	/s/ Michael J. Clementz
Michael J. Clementz, Director

February 29, 2008	/s/ David M. Cuthill
David M. Cuthill, Director

February 29, 2008	/s/ Lucy DeYoung
Lucy DeYoung, Director

February 29, 2008	/s/ John J. Dickson
John J. Dickson, Director

February 29, 2008	/s/ Robert J. Dickson
Robert J. Dickson, Chairman of the Board

February 29, 2008	/s/ Patrick M. Fahey
Patrick M. Fahey, Director

February 29, 2008	/s/ Edward D. Hansen
Edward D. Hansen, Director

February 29, 2008	/s/ William H. Lucas
William H. Lucas, Director

February 29, 2008	/s/ William J. Robinson
William J. Robinson, Director

February 29, 2008	/s/ Edward C. Rubatino
Edward C. Rubatino, Director

February 29, 2008	/s/ Darrell J. Storkson
Darrell J. Storkson, Director

February 29, 2008	/s/ Mark O. Zenger
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

*(10)(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

*(10)(c)	Frontier Financial Corporation 2001 Stock Award Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-54362).

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

*(10)(g)	Frontier Financial Corporation 2006 Stock Incentive Plan, is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed August 4, 2006 (File No. 333-136298).

*(10)(h)	Change of Control Agreement with John J. Dickson is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 19, 2006 (File No. 000-15540).

*(10)(i)	Form of Change of Control Agreement with other Executive Officers.

(13)	Portions of the Annual Report to Shareowners for the year ended December 31, 2007, are incorporated by reference herein.

**(14)	Code of Ethics for Senior Financial Officers.

(21)	Subsidiaries of Registrant.

(23.1)	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

(31.1)	302 Certification of Chief Executive Officer.

(31.2)	302 Certification of Chief Financial Officer.

(32)	Certification pursuant to 28 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*     Compensatory plan or arrangement.
**    Previously filed.