Form 10-Q
period 2008-05-09
FRONTIER FINANCIAL CORP /WA/
filed 2008-05-12
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding:  47,008,681 shares at May 7, 2008

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$70,010	$99,102
Federal funds sold	5	5
Securities
Available for sale, at fair value	124,862	131,378
Held to maturity, at amortized cost	3,742	3,743
Total securities	128,604	135,121

Loans held for resale	6,592	6,227
Loans	3,710,358	3,605,895
Allowance for loan losses	(60,277)	(53,995)
Net loans	3,656,673	3,558,127

Premises and equipment, net	50,831	47,293
Intangible assets	78,080	78,150
Federal Home Loan Bank (FHLB) stock	18,738	18,738
Bank owned life insurance	24,002	23,734
Other real estate owned	633	367
Other assets	35,249	35,052
Total assets	$4,062,825	$3,995,689

LIABILITIES
Deposits
Noninterest bearing	$373,268	$390,526
Interest bearing	2,789,879	2,552,710
Total deposits	3,163,147	2,943,236
Federal funds purchased and
securities sold under repurchase agreements	67,984	258,145
Federal Home Loan Bank advances	318,165	298,636
Junior subordinated debentures	5,156	5,156
Other liabilities	40,451	30,904
Total liabilities	3,594,903	3,536,077

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 46,998,802 and 46,950,878 shares issued and outstanding at March 31, 2008
and December 31, 2007	253,824	252,292
Retained earnings	208,793	202,453
Accumulated other comprehensive income, net of tax	5,305	4,867
Total shareowners' equity	467,922	459,612
Total liabilities and shareowners' equity	$4,062,825	$3,995,689

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$75,918	$67,562
Interest on federal funds sold	93	51
Interest on investments	1,489	910
Total interest income	77,500	68,523
INTEREST EXPENSE
Interest on deposits	25,725	21,724
Interest on borrowed funds	4,377	4,080
Total interest expense	30,102	25,804
Net interest income	47,398	42,719
PROVISION FOR LOAN LOSSES	9,000	1,450
Net interest income after provision for loan losses	38,398	41,269

NONINTEREST INCOME
Gain on sale of securities	2,324	-
Gain on sale of secondary mortgage loans	389	475
Gain on sale of other real estate owned	12	-
Service charges on deposit accounts	1,325	1,075
Other noninterest income	2,253	1,857
Total noninterest income	6,303	3,407

NONINTEREST EXPENSE
Salaries and employee benefits	13,993	11,741
Occupancy expense	2,590	2,646
State business taxes	551	500
Other noninterest expense	4,411	3,260
Total noninterest expense	21,545	18,147

INCOME BEFORE PROVISION FOR INCOME TAXES	23,156	26,529
PROVISION FOR INCOME TAXES	7,655	9,006
NET INCOME	$15,501	$17,523
Weighted average number of
shares outstanding for the period	46,985,320	45,176,326
Basic earnings per share	$0.33	$0.39
Weighted average number of diluted shares
outstanding for period	47,098,645	45,624,490
Diluted earnings per share	$0.33	$0.38

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income	$15,501	$17,523
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	729	700
Intangible amortization	70	63
Provision for loan losses	9,000	1,450
Gain on sale of securities	(2,324)	-
Gain on sale of other real estate owned	(12)	-
Gain on sale of secondary mortgage loans	(389)	(475)
Proceeds from sale of mortgage loans	28,916	42,146
Origination of mortgage loans held for sale	(28,892)	(39,869)
Stock-based compensation plan expense	770	421
Excess tax benefits associated with equity-based compensation	(6)	(80)
Increase in surrender value of bank owned life insurance	(268)	(236)
Changes in operating assets and liabilities
Income taxes payable	7,299	9,862
Interest receivable	1,239	34
Interest payable	(206)	520
Other operating activities	1,063	(2,029)
Net cash provided by operating activities	32,490	30,030

Cash flows from investing activities
Net federal funds sold	-	13,589
Purchase of securities available for sale	(37,120)	(3,950)
Proceeds from sale of available for sale securities	16,622	-
Proceeds from maturities of available for sale securities	30,000	10,005
Proceeds from the sale of other real estate owned	379	-
Net cash flows from loan activities	(108,078)	(112,066)
Purchases of premises and equipment	(4,254)	(1,863)
Proceeds from sale of premise and equipment	-	17
Other investing activities	-	131
Net cash used in investing activities	(102,451)	(94,137)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from financing activities
Net change in core deposit accounts	21,773	(4,577)
Net change in certificates of deposit	198,138	120,686
Net change in federal funds purchased and securities
sold under repurchase agreements	(190,161)	(45,358)
Advances from Federal Home Loan Bank	95,000	155,000
Repayment of Federal Home Loan Bank advances	(75,471)	(150,938)
Stock options exercised	82	740
Excess tax benefits associated with equity-based compensation	6	80
Purchase of common shares	-	(16,596)
Cash dividends paid	(8,263)	(7,037)
Other financing activities	(235)	3,959
Net cash provided by financing activities	40,869	55,959

Decrease in cash and due from banks	(29,092)	(8,148)

Cash and due from banks at beginning of period	99,102	104,222

Cash and due from banks at end of period	$70,010	$96,074

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$29,896	$25,040
Cash paid during the period for income taxes	$500	$-
Transfer of loans to other real estate owned	$633	$-

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 1:  Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC”, the “Corporation”, “us”, “we” or “our”) include the accounts of Frontier Financial Corporation and our subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a non-bank corporation which leases property to the Bank.  All material intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2007 Annual Report incorporated by reference on Form 10-K for the year ended December 31, 2007.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2008 presentation.  These classifications do not have a material effect on previously reported net income, retained earnings or earnings per share.

Note 2:  Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We elected a partial deferral of FAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment.  We are currently evaluating the impact of FSP 157-2 on our financial statements. The impact of partially adopting FAS 157 effective January 1, 2008, was not material to our financial statements.  Please refer to Note 3 for disclosures related to the adoption of FAS 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  The standard permits but does not require us to measure financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  As we did not elect to use the fair value option for any of our financial instruments under the provisions of FAS 159, our adoption of this statement effective January 1, 2008, did not have a material impact on our financial statements.

In September 2006, the EITF reached a final consensus on Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB No. 12, Omnibus Opinion – 1967.  We adopted the provisions of EITF 06-4 as of January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position in the amount of $634 thousand.

Recently Issued

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends FAS 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), to amend and expand the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective on January 1, 2009, and is not expected to have a material impact on our consolidated financial statements as we currently do not have any derivative instruments.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3:  Fair Value Measurements

As discussed in Note 2, FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the valuation methodologies used to measure and disclose fair value of financial assets and liabilities on a recurring or nonrecurring basis:

Securities

Securities available for sale are recorded at fair value on a recurring basis.  Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily available (Level 2).

Loans held for resale

Mortgage loans originated and designated as held for resale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, where applicable, or the prices for other mortgage loans with similar characteristics, in aggregate, and are measured on a nonrecurring basis.  At March 31, 2008, loans held for resale were carried at cost.

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2008 (in thousands):

	Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$16,838	$4,336	$-	$21,174
U.S. Treasuries	6,344	-	-	6,344
U.S. Agencies	-	81,112	-	81,112
Corporate securities	11,549	1,613	-	13,162
Municipal securities	-	3,070	-	3,070
Total	$34,731	$90,131	$-	$124,862

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3:  Fair Value Measurements (Continued)

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2008, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2008 (in thousands):

	Fair Value at March 31, 2008				Three Months Ended March 31, 2008 (1)
	Level 1	Level 2	Level 3	Total	Total Losses
Impaired loans	$-	$-	$17,663	$17,663	$4,726

(1)  The loss represents charge offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of the collateral.

There was no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2008.

Note 4: Earnings per Share

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data and provides a summary of the calculation of both basis and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net Income	$15,501	$17,523

Average basic shares outstanding	46,985	45,176

Dilutive shares	114	448

Average diluted shares outstanding	47,099	45,624

Basic earnings per share	$0.33	$0.39

Diluted earnings per share	$0.33	$0.38

Note 5: Share-Based Compensation Plans

Stock Incentive Plan

In 2006, shareowners approved a Stock Incentive Plan (the “Plan”) to promote the best interest of the Corporation, our subsidiaries and our shareowners, by providing an incentive to those key employees who contribute to our success.  The Plan allows for incentive stock options, stock grants and stock appreciation rights to be awarded.  The maximum number of shares that may be issued under the Plan is 5,250,000 common shares.  At March 31, 2008, 4,670,810 common shares were available for grant.  Shares issued and outstanding are adjusted to reflect common stock dividends, splits, recapitalization, or reorganization.  Options are granted at fair market value, generally vest over three years, and expire ten years from the date of grant.  Dividends are paid on stock grants but not paid on incentive stock options.  Certain options provide for accelerated vesting if there is a change in control.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Share-Based Compensation Plans (Continued)

The following table presents the activity related to options for the three months ended March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2007	1,331,490	$18.24
Granted	-	-
Exercised	(6,780)	12.06
Forfeited/expired	(10,374)	21.31

Balance, March 31, 2008	1,314,336	$18.24	6.7	$2,197

Exercisable, March 31, 2008	1,067,715	$16.93	6.1	$2,197

No options were granted during the three months ended March 31, 2008 and 2007.  The total intrinsic value, amount by which the fair value of the underlying stock exceeded the exercise price of an option on exercise date, of options exercised for the three months ended March 31, 2008 and 2007, was $32 thousand and $910 thousand, respectively.

The following table presents the activity related to nonvested shares under the Plan for the three months ended March 31, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	231,799	$22.64
Awarded	36,000	18.76
Vested	(41,050)	19.03
Forfeited	(2,659)	22.96
Nonvested at March 31, 2008	224,090	$22.63

The total fair value of shares and options vested and recognized as compensation expense under this Plan for the three months ended March 31, 2008 and 2007, was $745 thousand and $406 thousand, respectively.  As of March 31, 2008, there were 470,711 nonvested shares and options outstanding and there was $5.9 million of total unrecognized compensation cost related to these shares and options.  The cost is expected to be recognized monthly on a straight-line basis, over the vesting period, though December 2010.

Cash received from options exercised for the three months ended March 31, 2008 and 2007, was $82 thousand and $740 thousand, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $6 thousand and $80 thousand, respectively, for the three months ended March 31, 2008 and 2007.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Share-Based Compensation Plans (Continued)

1999 Employee Stock Award Plan

We adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance.  Employees eligible to receive stock awards under this Plan must have been employees for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan is effective for ten years from adoption.  There were 1,470 and 564 shares issued from this Plan during the three months ended March 31, 2008 and 2007, respectively.  The total fair value of shares vested and recognized as compensation expense for the three months ended March 31, 2008 and 2007, was $25 thousand and $15 thousand, respectively.  There are currently 35,744 shares issuable under this Plan.

Note 6: Securities

Our investment portfolio is classified into two groups: 1) securities available for sale (“AFS”) and 2) securities held to maturity (“HTM”).  Securities that are classified as AFS are carried at fair value.  Unrealized gains and losses for AFS securities are excluded from earnings and reported as a separate component of equity capital, net of tax.  AFS securities may be sold at any time.  Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.

Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The following table displays the aggregate fair value and amortized cost of AFS and HTM securities as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$14,657	$9,419	$(2,633)	$(269)	$21,174
U.S. Treasuries	6,236	108	-	-	6,344
U.S. Agencies	79,559	1,553	-	-	81,112
Corporate securities	13,535	142	(515)	-	13,162
Municipal securities	3,034	38	(2)	-	3,070
	117,021	11,260	(3,150)	(269)	124,862

HTM Securities
Corporate securities	1,525	35	-	-	1,560
Municipal securities	2,217	42	-	-	2,259
	3,742	77	-	-	3,819
Total	$120,763	$11,337	$(3,150)	$(269)	$128,681

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6: Securities (Continued)

The following table displays the maturity schedule of AFS and HTM securities as of March 31, 2008 (thousand of dollars):

	Available for Sale		Held to Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$12,651	$12,660	$650	$654
1 - 5 years	49,724	49,835	1,567	1,605
5 - 10 years	36,501	37,571	-	-
Over 10 years	18,145	24,796	1,525	1,560
	$117,021	$124,862	$3,742	$3,819

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Note 7: Loans and Allowance for Loan Losses

The following is a summary of the loan portfolio by major type of loans, including held for sale (in thousands):

	March 31, 2008	December 31, 2007
Commercial and industrial	$417,183	$403,511
Real Estate:
Commercial	1,028,902	1,007,152
Construction	1,088,843	1,068,196
Land development	568,086	540,419
Completed lots	246,542	250,738
Residential 1-4 family	313,717	289,697
Installment and other loans	67,788	67,460
	3,731,061	3,627,173
Unearned fee income	(14,111)	(15,051)
Total loans	$3,716,950	$3,612,122

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7: Loans and Allowance for Loan Losses (Continued)

The following table presents the activity related to the allowance for loan losses (in thousands):

	Three Months Ended March 31, 2008	Twelve Months Ended December 31, 2007
Beginning balance	$57,658	$44,195
Provision for loan losses	9,000	11,400
Charge offs	(3,090)	(1,906)
Recoveries	108	986
Merger	-	2,983
Balance before portion identified for undisbursed loans	63,676	57,658
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(3,399)	(3,663)
Balance at end of period	$60,277	$53,995

Impaired Loans

Impaired loans increased by $17.9 million, to $38.8 million at March 31, 2008, compared to $20.9 million at December 31, 2007.  The ratio of nonaccrual loans to total assets at March 31, 2008, was 0.95% compared to 0.52% at December 31, 2007.  At March 31, 2008, there were 101 loans on nonaccrual status that range in balances from $3 thousand to $5.1 million. The allowance for loan losses related to these loans was approximately $2.1 million at March 31, 2007, and $1.6 million at December 31, 2007.  Efforts are continuing to collect these loans with several involving some measure of legal action.

Note 8: Income Taxes

The January 1, 2007 adoption of the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Income Taxes (“FIN 48”), did not affect our financial positions.  We file federal (U.S.) income tax returns and Washington and Oregon state business and occupation tax returns.  We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005.  The Washington state is currently examining our business and occupation tax returns for 2001, 2002, 2003, 2004 and 2005 due to amended returns we initiated seeking a refund.  It is anticipated that this process will be complete sometime during the current year; however, we do not expect the examination to result in any adjustments that would have a significant impact on our financial statements.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as noninterest expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this report contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements include, among other, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, pending regulatory matters, adequacy of allowances for loan losses and controls and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled “Risk Factors” on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Financial Review

Highlights

Consolidated net income for the first quarter of 2008, was $15.5 million versus $17.5 million for the first quarter of 2007, a decrease of $2.0 million, or 11.5%.  For the three months ended March 31, 2008, net interest income increased $4.7 million, or 11.0%; and the provision for loan losses increased $7.5 million compared to the three months ended March 31, 2007.  Earnings per diluted share were $0.33 in the current quarter, compared to $0.38 in the first quarter of 2007.

Total loan growth for the first quarter of 2008 was $104.8 million, or 2.9%, compared to the fiscal year ended 2007, and $698.7 million, or 23.1%, compared to the first quarter of 2007.  At March 31, 2008, securities decreased $6.5 million, or 4.8%, compared to December 31, 2007, and increased $20.5 million, or 19.0%, compared to March 31, 2007.

Total deposits increased $219.9 million, or 7.5%, for the quarter ended March 31, 2008, compared to the year ended December 31, 2007, and $593.4 million, or 23.1%, compared to the quarter ended March 31, 2007.  Federal funds purchased and securities sold under repurchase agreements decreased $190.2 million for the quarter ended March 31, 2008, compared to the year ended December 31, 2007, and increased $31.7 million, compared to the quarter ended March 31, 2007.  Federal Home Loan Bank (“FHLB”) advances increased $19.5 million and $32.1 million, respectively, for the same periods.

Annualized return on average assets (“ROAA”) was 1.55% for the quarter ended March 31, 2008, as compared to 2.15% for the quarter ended March 31, 2007.  The annualized return on average shareowners’ equity (“ROAE”) for the three months ended March 31, 2008, was 13.36%, as compared 17.80% for the three months ended March 31, 2007.

Market Area

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank.  We have forty-eight banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit, Thurston and Whatcom counties of Washington state and three banking offices in Marion, Multnomah and Washington counties of Oregon.

Business Combinations

On November 30, 2007, we completed our merger with Bank of Salem.  The balance sheet growth comparisons include the Bank of Salem impact.  At closing, the Bank of Salem additions to our balance sheet included $199.8 million in loans, $8.6 million in securities, $169.5 million in deposits and $27.0 in capital.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet – March 31, 2008/December 31, 2007

Loans

Net loans, including loans held for resale and net of allowance for loan losses, increased $98.5 million, or 2.8%, to a balance of $3.7 billion at March 31, 2008, compared to $3.6 billion at December 31, 2007.  For the first three months of 2008, new loan originations were $287.1 million, as compared to $254.7 million for the three months ended December 31, 2007, representing a 12.7% increase.  The growth is primarily attributable to the strength of the overall economy and low unemployment in the Puget Sound Region.  As anticipated, however, the Puget Sound Region real estate market began showing signs of slowing during the third quarter 2007 and this trend is anticipated to continue throughout 2008.

The following table represents the loan portfolio by type, including loans held for resale and net of unearned income for the periods ended March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$416,154	11.2%	$402,569	11.1%
Real estate loans:
Commercial	1,025,047	27.6%	1,003,916	27.8%
Construction	1,084,264	29.2%	1,062,662	29.4%
Land development	565,690	15.2%	537,410	14.9%
Completed lots	245,500	6.6%	249,573	6.9%
Residential 1-4 family	312,545	8.4%	288,571	8.0%
Installment and other	67,750	1.8%	67,421	1.9%
Total	$3,716,950	100.0%	$3,612,122	100.0%

Securities

Total securities decreased $6.5 million, or 4.8%, to a balance of $128.6 million at March 31, 2008, compared to $135.1 million at December 31, 2007.  During the first quarter of 2008, we sold our investment in Skagit State Bank stock for $15.3 million and recorded a gain of $2.0 million.

Deposits

Total deposits increased $219.9 million, or 7.5%, to $3.2 billion at March 31, 2008, compared to $2.9 billion at December 31, 2007.  Noninterest bearing deposits decreased $17.3 million, or 4.4%, and interest bearing deposits increased $237.2 million, or 9.3% for the same period.

The following table represents the major classifications of interest bearing deposits at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$733,551	26.3%	$745,780	29.2%
Savings	305,982	11.0%	254,722	10.0%
Time deposits	1,750,346	62.7%	1,552,208	60.8%
Total	$2,789,879	100.0%	$2,552,710	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

Federal funds purchased and securities sold under repurchase agreements decreased $190.2 million, or 73.7%, to a balance of $68.0 million at March 31, 2008, compared to $258.1 million at December 31, 2007.  Federal funds purchased are short term borrowings that tend to fluctuate on a daily basis.

Federal Home Loan Bank (“FHLB”) advances increased $19.5 million, or 6.5%, to $318.2 million at March 31, 2008, compared to $298.6 million at December 31, 2007.  The increase in FHLB advances was primarily due to the increase in loans in the first quarter of 2008, compared to the fourth quarter of 2007.

Balance Sheet – March 31, 2008/March 31, 2007

Below are abbreviated balance sheets at March 31, 2008 and 2007, which indicate changes that have occurred over the past year (in thousands):

	March 31,	March 31,
	2008	2007	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and industrial	$416,154	$366,666	$49,488	13.5%
Real Estate:
Commercial	1,025,047	905,932	119,115	13.1%
Construction	1,084,264	809,633	274,631	33.9%
Land development	565,690	412,156	153,534	37.3%
Completed lots	245,500	205,748	39,752	19.3%
Residential 1-4 family	312,545	256,526	56,019	21.8%
Installment and other loans	67,750	61,602	6,148	10.0%
Total loans	3,716,950	3,018,263	698,687	23.1%
Securities	128,604	108,069	20,535	19.0%
FHLB stock *	18,738	-	18,738	N/M
Federal funds sold	5	5,084	(5,079)	-99.9%
Total earning assets	$3,864,297	$3,131,416	$732,881	23.4%
Total assets	$4,062,825	$3,322,933	$739,892	22.3%

LIABILITIES
Noninterest bearing deposits	$373,268	$409,321	$(36,053)	-8.8%
Interest bearing deposits:
NOW, money market and sweep accounts	733,551	698,866	34,685	5.0%
Savings accounts	305,982	283,473	22,509	7.9%
Time certificates	1,750,346	1,178,081	572,265	48.6%
Total interest bearing deposits	2,789,879	2,160,420	629,459	29.1%
Total deposits	3,163,147	2,569,741	593,406	23.1%
Federal funds purchased and securities
sold under repurchase agreements	67,984	36,315	31,669	87.2%
FHLB advances	318,165	286,079	32,086	11.2%
Junior subordinated debt	5,156	5,156	-	0.0%
Shareowners' equity	467,922	390,762	77,160	19.7%

* Note: FHLB stock was not considered an earning asset during the period ended March 31, 2007.  It was reclassified as an earning asset during the second quarter 2007, after receiving dividends from the FHLB for two consecutive quarters.  The balance of FHLB stock was $15.0 million for the period ended March 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans

At March 31, 2008, total loans were up $698.7 million, or 23.1%, over the previous year.  The growth is primarily attributable to the strength of the overall economy and low unemployment in the Puget Sound Region.  As anticipated, however, the Puget Sound Region real estate market began slowing down during the third quarter 2007 and this trend is anticipated to continue throughout 2008.

Securities

Total securities increased $20.5 million, or 19.0%, from March 31, 2007 to March 31, 2008.  Of this increase, $8.6 million was attributable to the merger with the Bank of Salem during the fourth quarter of 2007.

Deposits

Noninterest bearing deposits decreased $36.1 million, or 8.8%, to $373.3 million at March 31, 2008, from $409.3 million at March 31, 2007.  Total interest bearing deposits increased $629.5 million, or 29.1%, from March 31, 2007 to March 31, 2008, with time deposits representing 90.9% of the total increase.  From March 31, 2007 to March 31, 2008, NOW, money market and sweep deposits increased $34.7 million, or 5.0%; savings deposits increased $22.5 million, or 7.9%; and time deposits increased $572.3 million, or 48.6%.

At March 31, 2008, NOW, money market and sweep accounts made up 26.3% of total interest bearing deposits compared to 32.3% at March 31, 2007.  As of March 31, 2008, savings deposits made up 11.0% of total interest bearing deposits compared to 13.1% in 2007 and time deposits made up 62.7% of total interest bearing deposits compared to 54.5% in 2007.  The change in the deposit mix over the last year was due mainly to the higher rates being paid on certificates of deposit as a result of the drop in short term interest rates and a time deposit promotion in the second quarter of 2007.

Borrowings

FHLB borrowings increased $32.1 million, or 11.2% from March 31, 2007 to March 31, 2008. The primary reason for the increase in advances was to fund loan growth.  At March 31, 2008, loans totaled $3.7 billion, compared to $3.0 billion at March 31, 2007, representing an increase of $698.7 million, or 23.1%.

Shareowners’ equity

Capital increased $77.2 million, or 19.7%, from March 31, 2007 to March 31, 2008.  This increase was primarily due to common stock increasing $68.3 million, or 36.8%, over the same period.  During the fourth quarter of 2007, we completed our merger with Bank of Salem, in which we issued $61.6 million of common stock.  For the quarter ended March 31, 2008, we paid cash dividends totaling $8.3 million, compared to $7.0 million for the quarter ended March 31, 2007.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Several factors contribute to changes in net interest income.  These factors include: the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities, and the levels of noninterest bearing deposits, shareowners’ equity and nonaccrual loans.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the determination of tax equivalent amounts for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change
Total interest income, as reported	$77,500	$68,523	$8,977	13.1%
Effect of tax exempt loans and
municipal bonds	267	222	45	20.3%
TE interest income	77,767	68,745	9,022	13.1%
Total interest expense	30,102	25,804	4,298	16.7%
TE net interest income	$47,665	$42,941	$4,724	11.0%

Calculation of TE Net Interest Margin
(three months annualized)
TE interest income	$311,068	$274,980	$36,088	13.1%
Total interest expense	120,408	103,216	17,192	16.7%
TE net interest income	190,660	171,764	18,896	11.0%
Average earning assets	$3,806,589	$3,072,659	$733,930	23.9%
TE Net Interest Margin	5.01%	5.59%

Tax equivalent net interest income increased $4.7 million, or 11.0%, for the three months ended March 31, 2008, compared to the same period for 2007.  Volume contributed an $8.6 million increase in net interest income, whereas rate decreased net interest income by $3.9 million.

The annualized tax equivalent net interest margin for the three months ended March 31, 2008, decreased 58 basis points (“bps”) to 5.01% from 5.59% for the same period the previous year.  The decrease in the annualized tax equivalent net interest margin was primarily driven by the decrease in yield on average earning assets.  For the quarter ended March 31, 2008, the yield on average earning assets was 8.22%, down 85 bps from 9.07% for the quarter ended March 31, 2007.  For the same period, the average yield on real estate construction loans was down 175 bps and the average yield on real estate land development loans was down 165 bps.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Abbreviated quarterly average balance sheets and net interest income data are shown below (in thousands):

	Quarter Ended	Quarter Ended
	March 31,	March 31,			Current
	2008	2007	$ Change	% Change	Yield/Cost
ASSETS
Loans:
Commercial and industrial	$397,144	$378,510	$18,634	4.9%	8.11%
Real estate:
Commercial	1,016,160	894,859	121,301	13.6%	7.80%
Construction	1,068,228	772,578	295,650	38.3%	8.88%
Land development	555,373	400,864	154,509	38.5%	8.83%
Completed lots	245,456	212,292	33,164	15.6%	8.69%
Residential 1-4 family	298,322	248,072	50,250	20.3%	8.03%
Installment and other loans	67,475	61,346	6,129	10.0%	8.84%
Total loans	3,648,158	2,968,521	679,637	22.9%	8.41%
Securities	146,534	100,193	46,341	46.3%	3.90%
Federal funds sold	11,897	3,945	7,952	201.6%	3.15%
Total earning assets	$3,806,589	$3,072,659	$733,930	23.9%	8.22%
Total assets	$3,989,829	$3,252,880	$736,949	22.7%

LIABILITIES
Noninterest bearing deposits	$366,077	$385,464	$(19,387)	-5.0%
Interest bearing deposits:
NOW, money market & sweep	710,264	661,465	48,799	7.4%	2.04%
Savings	265,728	293,436	(27,708)	-9.4%	2.26%
Time certificates	1,734,853	1,160,371	574,482	49.5%	4.78%
Total interest bearing deposits	2,710,845	2,115,272	595,573	28.2%	3.82%
Total deposits	3,076,922	2,500,736	576,186	23.0%	3.82%
Federal funds purchased
and repurchase agreements	81,455	42,133	39,322	93.3%	3.40%
FHLB advances	331,352	287,819	43,533	15.1%	4.38%
Junior subordinated debt	5,156	5,156	-	0.0%	6.24%
Total interest bearing liabilities	3,128,808	2,450,380	678,428	27.7%	3.87%
Shareowners' equity	464,248	393,870	70,378	17.9%

At the end of the first quarter of 2008 and 2007, average total earning assets as a percent of average total assets were 95.4% and 94.5%, respectively.  This ratio indicates how efficiently assets are being utilized.  Average loans were 91.4% and 91.3% of average assets, respectively, and securities were 3.7% and 3.1% of average assets, respectively, for the same periods.  At March 31, 2008 and 2007, average total loan-to-deposits ratios were 118.6% and 118.7%, respectively.  For the quarter ended March 31, 2008, average NOW, sweep and money market accounts were 22.7% of total interest bearing liabilities (“IBL”), average savings accounts were 8.5% of total IBL and average time certificates were 55.4% of total IBL.  Average FHLB advances were 10.6% of total IBL for the same period.

Earning Assets

The TE yield on total earning assets decreased 85 basis points (bps) in the first quarter of 2008 to 8.22% compared to 9.07% in the first quarter of 2007.   The $9.0 million increase in interest income in the current quarter, compared to a year ago, is primarily attributable to volume, which contributed an additional $17.0 million, offset by a $8.0 million reduction due to rate.  For the first quarter of 2008, average earning assets increased $733.9 million, to $3.8 billion, compared to $3.1 billion for the first quarter of 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total loans decreased in yield from 9.26% in the first quarter 2007, to 8.41% in the current quarter, a decrease of 85 bps, or 9.2%.  For the same period, interest income on loans increased $8.4 million, with volume contributing an additional $16.4 million, offset by an $8.0 million reduction due to rate.  For the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, commercial and industrial loan yields decreased to 8.11% from 8.83%; real estate commercial loan yields increased to 7.80% from 7.74%; real estate construction yields decreased to 8.88% from 10.63%; real estate land development loan yields decreased to 8.83% from 10.48%; real estate lot loan yields decreased to 8.69% from 9.98%; real estate residential loan yields decreased to 8.03% from 8.42%; and installment loan yields decreased to 8.84% from 9.59%.

The yield on securities increased from 3.80% in the first quarter of 2007 to 3.90% in the first quarter 2008 and the yield on federal funds sold decreased from 5.24% to 3.15% for the same period.

Interest Bearing Liabilities

The $678.4 million, or 27.7%, increase in the average balance of total interest bearing liabilities increased interest expense by $8.3 million and the decrease in rates paid on interest bearing liabilities decreased interest expense by $4.0 million, for a net increase in interest expense of $4.3 million from March 31, 2007 to March 31, 2008.

The increase in the average balance of interest bearing deposits of $595.6 million, or 28.2%, increased interest expense by $7.3 million, and the rate paid on interest bearing deposits decreased interest expense by $3.3 million, for a net increase of $4.0 million from March 31, 2007 to March 31, 2008.

The increase in the average balance of other borrowings (federal funds purchased and securities sold under repurchase agreements plus Federal Home Loan Bank advances) of $82.9 million increased interest expense by $1.0 million and the rates paid on these borrowings decreased interest expense by $741 thousand, for a net increase of $303 thousand from March 31, 2007 to March 31, 2008.

The cost of NOW, money market and sweep accounts decreased from 3.58% in the first quarter of 2007, to 2.04% in the first quarter of 2008.  Savings account costs also decreased from 2.35% to 2.26% for the same period.  Time certificates of deposit decreased in cost from 4.95% in the first quarter of 2007 to 4.78% in the first quarter of 2008.  The cost of short-term borrowings (federal funds purchased and securities sold under repurchase agreements) decreased from 5.42% to 3.40% and the cost of FHLB borrowings decreased from 4.83% in the first quarter of 2007 to 4.38% in the first quarter of 2008.  The average cost of interest bearing liabilities decreased from 4.27% in the first quarter of 2007 to 3.87% in the first quarter of 2008.

Noninterest income and expense – Three Months Ended March 31, 2008 and 2007

Total noninterest income increased $2.9 million, or 85.0%, to $6.3 million for the three months ended March 31, 2008, compared to $3.4 million for the three months ended March 31, 2007.  The major component of this increase was the $2.3 million gain on sale of securities.  During the first quarter of 2008, we sold our interest in Skagit State Bank stock for a gain of $2.0 million.  In addition, we recorded a one-time gain of $274 thousand related to the required liquidation in our stake of VISA, Inc., which went public in March 2008.  Service charges increased $250 thousand, or 23.3%, to $1.3 million for the first quarter 2008, compared to $1.1 million for the first quarter 2007.  Other noninterest income increased $396 thousand, up 21.3%, to $2.3 million for the first quarter 2008, compared to $1.9 million for the first quarter 2007, as a result of an increase in debit card and ATM fees.

Total noninterest expense increased $3.4 million, or 18.7%, to $21.5 million for the first quarter 2008, compared to $18.1 million for the first quarter 2007.  Salaries and benefits increased $2.3 million, or 19.2%, over the same period.  Of this increase, approximately 11.6% related to staff additions and 7.6% related to salary and incentive increases, including an additional $349 thousand related to FAS 123(R) stock-based compensation expense.  At March 31, 2008, full time equivalent (“FTE”) employees totaled 835, up from 748 at March 31, 2007.  Other noninterest expense increased $1.1 million, or 35.3%, to $4.4 million as of March 31, 2008, compared to $3.3 million as of March 31, 2007.  For the period, consulting fees increased $280 thousand, data processing fees increased $146 thousand, marketing expense increased $133 thousand, internet banking expense increased $65 thousand and telephone expense increased $52 thousand.  The majority of the increase in other noninterest expense can be attributed to branch expansion.  During the second half of 2007, we added six branches, including three branches acquired in the Bank of Salem merger, and one loan production office.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Banks and bank holding companies use a computation called the “efficiency ratio” to measure overhead.  This ratio is then compared to others in the industry.  The ratio is calculated by dividing total noninterest expense, less intangible amortization expense, certain losses and other nonrecurring charges, by the sum of net interest income, on a taxable equivalent basis, and other noninterest income, less the same type of non-recurring items.  When evaluating the efficiency ratio, the lower the number, the more efficient the organization.  Our efficiency ratio for the first quarter 2008 was 42% and 38% for the first quarter of 2007 and places us among the industry leaders.

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

Management and the Board review policies and procedures at least annually, and changes are made to reflect the current operating environment integrated with regulatory requirements.  Partly out of these policies has evolved an internal credit risk review process.  During this process, the quality grade of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk.  This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.   This quarterly analysis is then reviewed by the Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, loan charge offs and loan recoveries are summarized as follows (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007
Beginning balance	$57,658	$44,195

Provision for loan losses	9,000	11,400

Charge offs:
Commercial and industrial	(138)	(1,183)
Real estate:
Commercial	-	-
Construction	(2,652)	(201)
Land development	(250)	-
Completed lots	(26)	-
Residential 1-4 family	-	(300)
Installment and other	(24)	(222)
Total charge offs	(3,090)	(1,906)

Recoveries:
Commercial and industrial	94	845
Real estate:
Commercial	-	-
Construction	7	-
Land development	-	-
Completed lots	-	-
Residential 1-4 family	-	-
Installment and other	7	141
Total recoveries	108	986

Net (charge offs) recoveries	(2,982)	(920)

Reserve acquired in merger	-	2,983
Balance before portion identified for
undisbursed loans	63,676	57,658
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(3,399)	(3,663)
Balance at end of period	$60,277	$53,995

Average loans for the period	$3,648,158	$3,185,751

Ratio of net charge offs to average
loans outstanding during the period	0.08%	0.03%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance for loan losses at March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31, 2008	December 31, 2007
Commercial and industrial	$10,150	$9,856
Real Estate:
Commercial	11,529	11,440
Construction	19,042	16,790
Land development	6,493	5,257
Completed lots	4,171	3,460
Residential 1-4 family	3,070	1,852
Installment and other	1,048	1,058
Unallocated	4,774	4,282
	60,277	53,995
Undisbursed loans	3,399	3,663
Total	$63,676	$57,658

At March 31, 2008, the allowance for loan loss totaled $60.3 million, or 1.62% of total loans, as compared to $54.0 million, or 1.49% of total loans at December 31, 2007. Including the allocation for undisbursed loans of $3.4 million, would result in a total allowance of $63.7 million, or 1.71% of total loans outstanding at March 31, 2008.  This compares to the undisbursed allocation of $3.7 million, for a total allowance of $57.7 million, or 1.60% of total loans outstanding at December 31, 2007.

Impaired Assets

Loans are considered impaired, based on current information and events, when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

The assessment of impairment occurs when and while such loans are on nonaccrual status or if the loan has been restructured.  When a loan has been identified as being impaired, we measure the amount of the impairment.  If the value after the impairment measurement is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.  In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to the contractual terms, the loan is classified as a restructured accruing loan.  Loans restructured at an interest rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Commercial and industrial	$18	$159
Real estate:
Commercial	-	-
Construction	24,950	19,842
Land development	10,594	-
Completed lots	2,525	804
Residential 1-4 family	666	93
Installment and other	14	10
Total nonaccruing loans	38,767	20,908

Other real estate owned	633	367
Total nonperforming assets	$39,400	$21,275

Restructured loans	-	-

Total loans at end of period (1)	$3,716,950	$3,612,122
Total assets at end of period	$4,062,825	$3,995,689

Total nonaccruing loans to total loans	1.04%	0.58%
Total nonaccruing loans to total assets	0.95%	0.52%

Total nonperforming assets to total loans	1.06%	0.59%
Total nonperforming assets to total assets	0.97%	0.53%

(1) Includes loans held for resale.

For nonaccrual loans, it is our practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc. Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual status even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be likely.

Nonaccrual loans increased by $17.9 million, to $38.8 million at March 31, 2008, compared to $20.9 million at December 31, 2007.  The ratio of nonaccrual loans to total assets at March 31, 2008, was 0.95% compared to 0.52% at December 31, 2007.  At March 31, 2008, there were 101 loans on nonaccrual status that range in balances from $3 thousand to $5.1 million. The allowance for loan losses related to these loans was approximately $2.1 million at March 31, 2007, and $1.6 million at December 31, 2007.  Efforts are continuing to collect these loans with several involving some measure of legal action.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value less selling costs.  The costs related to completion, repair, maintenance or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or expense.

During the first quarter of 2008, we acquired two OREO properties through foreclosure with a carrying value of $633 thousand.  Both loans were considered nonperforming assets at December 31, 2007.  At December 31, 2007, we had one OREO property with a carrying value of $367 thousand, which was sold during the first quarter of 2008 for a gain of $12 thousand.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Concentrations

The table below indicates the loan portfolio mix as of the dates indicated, including loans held for resale and net of deferred loan fees (in thousands):

	March 31, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$416,154	11.2%	$402,569	11.1%
Real estate loans:
Commercial	1,025,047	27.6%	1,003,916	27.8%
Construction	1,084,264	29.2%	1,062,662	29.4%
Land development	565,690	15.2%	537,410	14.9%
Completed lots	245,500	6.6%	249,573	6.9%
Residential 1-4 family	312,545	8.4%	288,571	8.0%
Installment and other	67,750	1.8%	67,421	1.9%
Total	$3,716,950	100.0%	$3,612,122	100.0%

As shown in the table above, we have emphasized commercial real estate and construction and land development related lending.   The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.   These loans are principally secured by first deeds of trust with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%.  A substantial number of these properties are owner occupied.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to minimize risk, despite slowing in the Puget Sound region real estate market that began in the third quarter of 2007.

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

We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions and other factors that may influence the repayment of loans.

At March 31, 2008 and December 31, 2007, we had an immaterial amount of foreign loans.

Liquidity

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities.  Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds, or customers who have credit needs.

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, increased participation in the Treasury Department’s short-term note program, borrowings from the Federal Reserve Bank, brokered deposits or additional borrowings at correspondent banks.  At March 31, 2008, we had $754.3 million of total liquidity available.  We have a policy that liquidity to total assets of 12.5% be maintained as a minimum.  At March 31, 2008, liquidity to total assets was 19.0%.

At March 31, 2008, we had outstanding loan commitments totaling $831.4 million, including undisbursed loans in process of $813.0 million.  In the opinion of management, we have adequate resources to fund all outstanding loan commitments.

The statement of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending March 31, 2008 and 2007.

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

We use a simulation model to estimate the impact of changing interest rates on earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of March 31, 2008, the model predicted that net income would increase if interest rates rise and decline if rates fall.  Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $7.1 million.  Also, assuming a one-year horizon, if rates declined by 2%, net income is estimated to decrease by approximately $5.0 million.  These amounts are embedded with a convexity impact of approximately a positive $8.6 million and a negative $5.2 million, respectively.  Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change.  The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Capital – March 31, 2008/December 31, 2007

Consolidated capital for financial statement purposes at March 31, 2008, was $467.9 million.  This amount compares to $459.6 million at December 31, 2007, an increase of $8.3 million, or 1.8%.  During the first three months of 2008, we paid cash dividends totaling $8.3 million, compared to $7.0 million for the first three months of 2007.

Regulatory capital ratios as of March 31, 2008, were as follows:

	Tier I	Tier 2	Leverage
	(Core) Capital	(Total) Capital	Capital
Actual at March 31, 2008	10.13%	11.38%	9.94%

Regulatory minimum ratio for "well
capitalized" purposes	6.00%	10.00%	5.00%

It is our policy that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized.”  As of March 31, 2008, we are in compliance with that policy.

Management constantly monitors the level of capital, considering, among other things, our present and anticipated needs, current market conditions and other relevant factors, including regulatory requirements, which may necessitate changes in the level of capital.

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in information regarding quantitative and qualitative disclosures about market risk at March 31, 2008, from the information presented in Item 7A. Quantitative and Qualitative Disclosures about Market Risk on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of March 31, 2008. Based upon that evaluation, they concluded as of March 31, 2008, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of March 31, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or for which any of our property is the subject.

ITEM 1A.  RISK FACTORS

See the discussion of our risk factors on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares during the quarter ended March 31, 2008.  As of March 31, 2008, a balance of 431,935 shares is authorized to be repurchased under the previously approved program.

On March 20, 2008, the Board of Directors declared a $0.18 per share quarterly cash dividend to shareowners of record as of April 7, 2008, and payable April 21, 2008.

Our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities.  At March 31, 2008, interest on outstanding trust preferred securities was current.  See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital.”

We are a legal entity separate and distinct from Frontier Bank.  Because we are a bank holding company with no significant assets other than Frontier Bank, we are dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

	3(a)	Articles of Incorporation of Frontier Financial Corporation are incorporated herein by reference to
Appendix A to the Registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998.
(File No. 000-15540)

	3(b)	By-Laws of Frontier Financial Corporation are incorporated herein by reference to Exhibit 3.1 to
Form 8-K, filed on July 23, 2007 (File No. 000-15540).

*	10(a)	Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated herein by reference to Exhibit 33.1 to Registration Statement on Form S-8, filed March 2, 1999.
(File No. 333-48805)

*	10(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed March 2, 1999.
(File No. 333-73217)

*	10(c)	Frontier Financial Corporation 2001 Stock Award Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed January 26, 2001.
(File No. 333-54362)

*	10(d)	Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director
Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Registration
Statement on Form S-8, filed January 26, 2001 (File No. 333-37242).

*	10(e)	Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option
Plan is incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8,
filed February 13, 2001 (File No. 333-50882).

*	10(f)	Frontier Financial Corporation Employee Stock Option Plan and NorthStar Bank Employee Stock
Option Plan, NorthStar Bank 1994 Employee Stock Option Plan and NorthStar Bank Director
Nonqualified Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Registration
Statement on Form S-8, filed March 16, 2006 (File No. 333-132487).

*	10(g)	Frontier Financial Corporation 2006 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed August 4, 2006 (File No. 333-136298).

*	10(h)	Change of Control Agreement with John J. Dickson is incorporated by reference to Exhibit
10.1 to Current Report on Form 8-K, filed February 28, 2007 (File No. 000-15540).

*	10(i)	Change of Control Agreement with other Executive Officers is incorporated by reference to
Exhibit 10(h) to Annual Report on Form 10-K filed February 28, 2007 (File No. 000-15540).

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Financial Corporation

/s/ John J. Dickson
John J. Dickson
President and Chief Executive Officer
May 9, 2008

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
May 9, 2008