Form 10-Q
period 2008-08-01
FRONTIER FINANCIAL CORP /WA/
filed 2008-08-01
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding: 47,010,131 shares at July 28, 2008

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$68,161	$99,102
Federal funds sold	18,265	5
Securities
Available for sale, at fair value	108,796	131,378
Held to maturity, at amortized cost	3,740	3,743
Total securities	112,536	135,121

Loans held for resale	3,793	6,227
Loans	3,803,485	3,605,895
Allowance for loan losses	(78,722)	(53,995
Net loans	3,728,556	3,558,127

Premises and equipment, net	52,212	47,293
Intangible assets	78,009	78,150
Federal Home Loan Bank (FHLB) stock	21,698	18,738
Bank owned life insurance	24,236	23,734
Other real estate owned	3,681	367
Other assets	49,367	35,052
Total assets	$4,156,721	$3,995,689

LIABILITIES
Deposits
Noninterest bearing	$389,275	$390,526
Interest bearing	2,907,051	2,552,710
Total deposits	3,296,326	2,943,236
Federal funds purchased and
securities sold under repurchase agreements	38,005	258,145
Federal Home Loan Bank advances	330,249	298,636
Junior subordinated debentures	5,156	5,156
Other liabilities	24,773	30,904
Total liabilities	3,694,509	3,536,077

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,010,131 and 46,950,878 shares issued and outstanding at June 30, 2008
and December 31, 2007	254,703	252,292
Retained earnings	208,221	202,453
Accumulated other comprehensive income (loss), net of tax	(712)	4,867
Total shareowners' equity	462,212	459,612
Total liabilities and shareowners' equity	$4,156,721	$3,995,689

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$70,970	$72,612	$146,888	$140,174
Interest on investments	1,372	1,385	2,954	2,346
Total interest income	72,342	73,997	149,842	142,520
INTEREST EXPENSE
Interest on deposits	23,261	23,848	48,986	45,572
Interest on borrowed funds	4,190	3,940	8,567	8,020
Total interest expense	27,451	27,788	57,553	53,592
Net interest income	44,891	46,209	92,289	88,928
PROVISION FOR LOAN LOSSES	24,500	1,850	33,500	3,300
Net interest income after provision for loan losses	20,391	44,359	58,789	85,628

NONINTEREST INCOME
Gain (loss) on sale of securities	144	(937)	2,468	(937)
Gain on sale of secondary mortgage loans	377	396	766	871
Gain on sale of other real estate owned	-	-	12	-
Service charges on deposit accounts	1,421	1,089	2,746	2,164
Other noninterest income	2,256	2,014	4,509	3,871
Total noninterest income	4,198	2,562	10,501	5,969

NONINTEREST EXPENSE
Salaries and employee benefits	12,592	11,461	26,585	23,202
Occupancy expense	2,991	2,313	5,581	4,959
State business taxes	594	491	1,145	991
FHLB prepayment penalty	-	1,534	-	1,534
Other noninterest expense	5,356	3,707	9,767	6,967
Total noninterest expense	21,533	19,506	43,078	37,653

INCOME BEFORE PROVISION FOR INCOME TAXES	3,056	27,415	26,212	53,944
PROVISION FOR INCOME TAXES	982	9,244	8,637	18,250
NET INCOME	$2,074	$18,171	$17,575	$35,694
Weighted average number of
shares outstanding for the period	47,006,729	44,635,972	47,296,849	45,103,883
Basic earnings per share	$0.04	$0.41	$0.37	$0.79
Weighted average number of diluted shares
outstanding for period	47,069,136	44,991,139	47,385,620	45,510,255
Diluted earnings per share	$0.04	$0.40	$0.37	$0.78

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$17,575	$35,694
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	1,497	1,344
Amortization	98	39
Intangible amortization	141	126
Provision for loan losses	33,500	3,300
(Gain) loss on sale of securities	(2,468)	937
Gain on sale of premises and equipment	-	(22)
Gain on sale of other real estate owned	(12)	-
Gain on sale of secondary mortgage loans	(766)	(871)
Proceeds from sale of mortgage loans	55,699	84,302
Origination of mortgage loans held for sale	(52,499)	(83,646)
Stock-based compensation plan expense	1,478	856
Excess tax benefits associated with equity-based compensation	(20)	(183)
Increase in surrender value of bank owned life insurance	(502)	(462)
Other operating activities	452	(758)
Changes in operating assets and liabilities
Income taxes payable	(11,200)	1,322
Interest receivable	1,360	(1,176)
Interest payable	(1,659)	2,258
Net cash provided by operating activities	42,674	43,060

Cash flows from investing activities
Net federal funds sold	(18,260)	(72,828)
Purchase of securities available for sale	(58,230)	(53,771)
Proceeds from sale of available for sale securities	16,600	48,039
Proceeds from maturities of available for sale securities	58,000	15,430
Proceeds from the sale of other real estate owned	379	-
Net cash flows from loan activities	(210,786)	(285,299)
Purchase of Federal Home Loan Bank stock	(2,960)
Purchases of premises and equipment	(6,416)	(7,076)
Proceeds from sale of premise and equipment	-	22
Other investing activities	-	(224)
Net cash used in investing activities	(221,673)	(355,707)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from financing activities
Net change in core deposit accounts	(33,999)	34,833
Net change in certificates of deposit	387,089	344,630
Net change in federal funds purchased and securities
sold under repurchase agreements	(220,140)	(66,442)
Advances from Federal Home Loan Bank	185,000	267,642
Repayment of Federal Home Loan Bank advances	(153,387)	(239,541)
Stock options exercised	239	1,384
Excess tax benefits associated with equity-based compensation	20	183
Purchase of common shares	-	(37,109)
Cash dividends paid	(16,764)	(14,276)
Other financing activities	-	9,114
Net cash provided by financing activities	148,058	300,418

Decrease in cash and due from banks	(30,941)	(12,229)

Cash and due from banks at beginning of period	99,102	104,222

Cash and due from banks at end of period	$68,161	$91,993

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$59,212	$51,162
Cash paid during the period for income taxes	$20,340	$17,700
Transfer of loans to other real estate owned	$3,681	$-

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC”, the “Corporation”, “us”, “we” or “our”) include the accounts of Frontier Financial Corporation and our subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a non-bank corporation which leases property to the Bank.  All material intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2007 Annual Report incorporated by reference on Form 10-K for the year ended December 31, 2007.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Certain amounts in the prior years’ financial statements have been reclassified to conform with the 2008 presentation.  These classifications do not have a material effect on previously reported net income, retained earnings or earnings per share.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2:  Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (“FAS 154”). An entity shall follow the disclosure requirements of that Statement, and additionally, disclose the accounting principles that were used before and after the application of the provisions of this Statement and the reason why applying this Statement resulted in a change in accounting principle.  FAS 162 is not expected to have a material impact on our consolidated financial statements as our financial statements are already presented in conformity with GAAP.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active exchange markets that the entity has the ability to access as of the measurement date.

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

The following is a description of the valuation methodologies used to measure and report fair value of financial assets and liabilities on a recurring or nonrecurring basis:

Securities

Securities available for sale are recorded at fair value on a recurring basis.  Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily available (Level 2).

Loans held for resale

Mortgage loans originated and designated as held for resale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, where applicable, or the prices for other mortgage loans with similar characteristics, in aggregate, and are measured on a nonrecurring basis.  At June 30, 2008, loans held for resale were carried at cost.

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3:  Fair Value Measurements (Continued)

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$9,628	$4,246	$-	$13,874
U.S. Treasuries	7,368	-	-	7,368
U.S. Agencies	-	74,320	-	74,320
Corporate securities	-	10,120	-	10,120
Municipal securities	-	3,114	-	3,114
Total	$16,996	$91,800	$-	108,796

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2008, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2008 (in thousands):

	Fair Value at June 30, 2008				Six Months Ended June 30, 2008 (1)
	Level 1	Level 2	Level 3	Total	Total Losses
Impaired loans	$-	$-	$80,088	$80,088	$12,776

(1)  The loss represents charge offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of the collateral.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2008.

Note 4: Earnings per Share

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings per share data and provides a summary of the calculation of both basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Income	$2,074	$18,171	$17,575	$35,694

Average basic shares outstanding	47,007	44,636	47,297	45,104

Dilutive shares	62	355	89	406

Average diluted shares outstanding	47,069	44,991	47,386	45,510

Basic earnings per share	$0.04	$0.41	$0.37	$0.79

Diluted earnings per share	$0.04	$0.40	$0.37	$0.78

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Share-Based Compensation Plans

Stock Incentive Plan

In 2006, shareowners approved a Stock Incentive Plan (the “Plan”) to promote the best interest of the Corporation, our subsidiaries and our shareowners, by providing an incentive to those key employees who contribute to our success.  The Plan allows for incentive stock options, stock grants and stock appreciation rights to be awarded.  The maximum number of shares that may be issued under the Plan is 5,250,000 common shares.  At June 30, 2008, 4,678,910 common shares were available for grant.  Shares issued and outstanding are adjusted to reflect common stock dividends, splits, recapitalization, or reorganization.  Options are granted at fair market value, generally vest over three years, and expire ten years from the date of grant.  Dividends are paid on stock grants but not paid on incentive stock options.  Certain options provide for accelerated vesting if there is a change in control.

The following table presents the activity related to options for the six months ended June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	1,331,490	$18.24
Granted	-	-
Exercised	(17,359)	13.74
Forfeited/expired	(18,474)	21.01
Balance, June 30, 2008	1,295,657	$18.25	6.5	$24

Exercisable, June 30, 2008	1,049,036	$16.93	5.9	$24

No options were granted during the six months ended June 30, 2008 and 2007.  The total intrinsic value, amount by which the fair value of the underlying stock exceeded the exercise price of an option on exercise date, of options exercised for the six months ended June 30, 2008 and 2007, was $76 thousand and $1.3 million, respectively.

The following table presents the activity related to nonvested shares under the Plan for the six months ended June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	231,799	$22.64
Awarded	36,000	18.76
Vested	(42,175)	19.15
Forfeited	(5,234)	22.69
Nonvested at June 30, 2008	220,390	$22.63

The total fair value of shares and options vested and recognized as compensation expense under this Plan for the three and six months ended June 30, 2008, was $708 thousand and $1.5 million, respectively, compared to $421 thousand and $842 thousand for the three and six months ended June 30, 2007, respectively.  As of June 30, 2008, there were 467,011 nonvested shares and options outstanding and there was $5.2 million of total unrecognized compensation cost related to these nonvested shares and options.  The cost is expected to be recognized monthly on a straight-line basis, over the vesting period, through December, 2010.

Cash received from options exercised for the six months ended June 30, 2008 and 2007, was $239 thousand and $1.4 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $20 thousand and $145 thousand, respectively, for the six months ended June 30, 2008 and 2007.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Share-Based Compensation Plans (Continued)

1999 Employee Stock Award Plan

We adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance.  Employees eligible to receive stock awards under this Plan must have been employees for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common stock dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan is effective for ten years from adoption.  There were no shares issued from this Plan during the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008, and 2007, there were 1,470 and 564 shares issued from this Plan, respectively.  The total fair value of shares vested and recognized as compensation expense for the six months ended June 30, 2008 and 2007, was $25 thousand and $15 thousand, respectively.  There are currently 35,744 shares issuable under this Plan.

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

The following table displays the aggregate fair value and amortized cost of AFS and HTM securities as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$14,642	$3,352	$(3,830)	$(290)	$13,874
U.S. Treasuries	7,345	53	(30)	-	7,368
U.S. Agencies	74,658	430	(768)	-	74,320
Corporate securities	10,536	57	(473)	-	10,120
Municipal securities	3,030	86	(2)	-	3,114
	110,211	3,978	(5,103)	(290)	108,796

HTM Securities
Corporate securities	1,525	-	(39)	-	1,486
Municipal securities	2,215	36	-	-	2,251
	3,740	36	(39)	-	3,737
Total	$113,951	$4,014	$(5,142)	$(290)	$112,533

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6: Securities (Continued)

The following table displays the maturity schedule of AFS and HTM securities as of June 30, 2008 (in thousand):

	Available for Sale		Held to Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$4,662	$4,666	$650	$656
1 - 5 years	60,782	59,847	1,565	1,595
5 - 10 years	26,632	26,831	-	-
Over 10 years	18,135	17,452	1,525	1,486
	$110,211	$108,796	$3,740	$3,737

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

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of June 30, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in our consolidated income statement.

Note 7: Loans and Allowance for Loan Losses

The following is a summary of the loan portfolio by major type of loans, including held for sale (in thousands):

	June 30, 2008	December 31, 2007
Commercial and industrial	$449,474	$403,511
Real Estate:
Commercial	1,051,924	1,007,152
Construction	1,052,832	1,068,196
Land development	601,170	540,419
Completed lots	236,978	250,738
Residential 1-4 family	358,745	289,697
Installment and other loans	69,488	67,460
	3,820,611	3,627,173
Unearned fee income	(13,333)	(15,051)
Total loans	$3,807,278	$3,612,122

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7: Loans and Allowance for Loan Losses (Continued)

The following table presents the activity related to the allowance for loan losses (in thousands):

	Six Months Ended June 30, 2008	Twelve Months Ended December 31, 2007
Beginning balance	$57,658	$44,195
Provision for loan losses	33,500	11,400
Charge offs	(9,762)	(1,906)
Recoveries	247	986
Merger	-	2,983
Balance before portion identified for undisbursed loans	81,643	57,658
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(2,921)	(3,663)
Balance at end of period	$78,722	$53,995

Impaired Loans

Nonaccrual loans increased $99.0 million, to $119.9 million at June 30, 2008, compared to $20.9 million at December 31, 2007.  The ratio of nonaccrual loans to total assets at June 30, 2008, was 2.89% compared to 0.52% at December 31, 2007.  At June 30, 2008, loans on nonaccrual status range in balances from $1 thousand to $15.5 million. The allowance for loan losses related to these loans was approximately $5.2 million at June 30, 2008, and $1.6 million at December 31, 2007.  Efforts are continuing to collect these loans with several involving some measure of legal action.

Note 8: Income Taxes

The January 1, 2007 adoption of the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Income Taxes (“FIN 48”), did not affect our financial position.  We file federal (U.S.) income tax returns and Washington and Oregon state business and occupation tax returns.  We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as noninterest expense.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this report contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements include, among other, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, pending regulatory matters, adequacy of allowances for loan losses and controls and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Financial Review

Highlights

Consolidated net income for the second quarter of 2008, was $2.1 million, compared to $18.2 million for the second quarter of 2007, a decrease of $16.1 million, or 88.6%.  For the three months ended June 30, 2008, the provision for loan losses totaled $24.5 million, compared to $1.9 million for the three months ended June 30, 2007, an increase of $22.6 million. On a diluted per share basis, second quarter 2008 net income was $0.04 per share, compared to $0.40 per share for the second quarter 2007.

For the six months ended June 30, 2008, net income totaled $17.6 million, compared to net income of $35.7 million for the six months ended June 30, 2007, a decrease of $18.1 million, or 50.8%.  The decrease in net income is primarily attributable to the $30.2 million increase in the provision for loan losses.  On a diluted per share basis, net income for the six months ended June 30, 2008, was $0.37 per share, compared to $0.78 per share for the six months ended June 30, 2007.

At June 30, 2008, total assets were $4.16 billion and deposits totaled $3.30 billion.  This compares to total assets of $4.00 billion and deposits of $2.94 billion at December 31, 2007, and total assets of $3.58 billion and deposits of $2.83 billion at June 30, 2007.  Net loans of $3.73 billion at June 30, 2008, reflect an increase of 4.8% from December 31, 2007, and an increase of 18.3% from June 30, 2007.

At June 30, 2008, shareowners’ equity totaled $462.2 billion, compared to $459.6 million at December 31, 2007, and $381.7 million at June 30, 2007.  At June 30, 2008, we remain “well capitalized” per regulatory guidelines.

Market Area

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank.  We have forty-eight banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit, Thurston and Whatcom counties of Washington state and three banking offices in Marion, Multnomah and Washington counties of Oregon.

Business Combinations

As previously announced, on May 29, 2008, we received a notice from Washington Banking Company (“WBCO”) purporting to terminate our merger agreement dated September 26, 2007. In the second quarter 2008, $627 thousand (pre-tax) of costs and expenses incurred in connection with this transaction were expensed.

On November 30, 2007, we closed our merger with Bank of Salem. At the time of closing, Bank of Salem had approximately $199.8 million in loans, $169.5 million in deposits and $27.0 million in capital.  The results of operations and growth comparisons include the impact of the Bank of Salem merger from the date of acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet – June 30, 2008/December 31, 2007

Loans

Net loans, including loans held for resale and net of allowance for loan losses, increased $170.4 million, or 4.8%, to a balance of $3.73 billion at June 30, 2008, compared to $3.56 billion at December 31, 2007.  Despite the increase in net loans, new loan originations decreased $35.3 million, or 5.7%, for the six months ended June 30, 2008, compared to the six months ended December 31, 2007.  The decrease in loan originations is primarily attributable to the decline in the Puget Sound Region real estate market, which began showing signs of slowing during the third quarter 2007.

The following table represents the loan portfolio by type, including loans held for resale and net of unearned income for the periods ended June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$448,360	11.8%	$402,569	11.1%
Real estate loans:
Commercial	1,048,321	27.5%	1,003,916	27.8%
Construction	1,048,552	27.6%	1,062,662	29.4%
Land development	598,931	15.7%	537,410	14.9%
Completed lots	236,004	6.2%	249,573	6.9%
Residential 1-4 family	357,650	9.4%	288,571	8.0%
Installment and other	69,460	1.8%	67,421	1.9%
Total	$3,807,278	100.0%	$3,612,122	100.0%

Securities

Total securities decreased $22.6 million, or 16.7%, to a balance of $112.5 million at June 30, 2008, compared to $135.1 million at December 31, 2007.  During the first quarter of 2008, we sold our investment in Skagit State Bank stock for $15.3 million and recorded a gain of $2.0 million.

Deposits

Total deposits increased $353.1 million, or 12.0%, to $3.30 billion at June 30, 2008, compared to $2.94 billion at December 31, 2007.  Noninterest bearing deposits decreased $1.3 million, or 0.3%, and interest bearing deposits increased $354.3 million, or 13.9%, for the same period.

The following table represents the major classifications of interest bearing deposits at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$600,023	20.6%	$745,780	29.2%
Savings	367,731	12.7%	254,722	10.0%
Time deposits	1,939,297	66.7%	1,552,208	60.8%
Total	$2,907,051	100.0%	$2,552,710	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

Federal funds purchased and securities sold under repurchase agreements decreased $220.1 million, or 85.3%, to a balance of $38.0 million at June 30, 2008, compared to $258.1 million at December 31, 2007.  Federal funds purchased are short term borrowings that tend to fluctuate on a daily basis.

Federal Home Loan Bank (“FHLB”) advances increased $31.6 million, or 10.6%, to $330.2 million at June 30, 2008, compared to $298.6 million at December 31, 2007.

Balance Sheet – June 30, 2008/June 30, 2007

Abbreviated balance sheets at June 30, 2008 and 2007, including changes that have occurred over the past year, are shown below (in thousands):

	June 30,	June 30,
	2008	2007	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and industrial	$448,360	$370,851	$77,509	20.9%
Real Estate:
Commercial	1,048,321	927,391	120,930	13.0%
Construction	1,048,552	908,701	139,851	15.4%
Land development	598,931	459,688	139,243	30.3%
Completed lots	236,004	203,392	32,612	16.0%
Residential 1-4 family	357,650	259,621	98,029	37.8%
Installment and other loans	69,460	63,872	5,588	8.7%
Total loans	3,807,278	3,193,516	613,762	19.2%
Securities	112,536	102,511	10,025	9.8%
FHLB stock	21,698	15,030	6,668	44.4%
Federal funds sold	18,265	91,501	(73,236)	-80.0%
Total earning assets	3,959,777	3,402,558	557,219	16.4%
Total assets	$4,156,721	$3,578,969	$577,752	16.1%

LIABILITIES
Noninterest bearing deposits	$389,275	$391,591	$(2,316)	-0.6%
Interest bearing deposits:
NOW, money market and sweep accounts	600,023	763,691	(163,668)	-21.4%
Savings accounts	367,731	275,789	91,942	33.3%
Time certificates	1,939,297	1,402,024	537,273	38.3%
Total interest bearing deposits	2,907,051	2,441,504	465,547	19.1%
Total deposits	3,296,326	2,833,095	463,231	16.4%
Federal funds purchased and securities
sold under repurchase agreements	38,005	15,231	22,774	149.5%
FHLB advances	330,249	310,118	20,131	6.5%
Junior subordinated debt	5,156	5,156	-	0.0%
Total interest bearing liabilities	3,280,461	2,772,009	508,452	18.3%
Shareowners' equity	462,212	381,666	80,546	21.1%
Total liabilities and shareowners' equity	$4,156,721	$3,578,969	$577,752	16.1%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans

At June 30, 2008, total loans, including loans held for sale, were up $613.8 million, or 19.2%, over the previous year.  Despite the growth in total loans, loan originations for the six months ended June 30, 2008, decreased $317.2 million, or 35.2%, compared to the six months ended June 30, 2007.  For the same period, renewed loans increased $869.9 million, or 57.6%.  The decrease in loan originations and the increase in loan renewals are primarily attributable to the overall decline in the Puget Sound Region real estate market.

Securities

Total securities increased $10.0 million, or 9.8%, from June 30, 2007 to June 30, 2008.  Of this increase, $8.6 million was attributable to the merger with the Bank of Salem during the fourth quarter of 2007.

Deposits

Noninterest bearing deposits decreased $2.3 million, or 0.6%, to $389.3 million at June 30, 2008, from $391.6 million at June 30, 2007.  Total interest bearing deposits increased $465.5 million, or 19.1%, from June 30, 2007 to June 30, 2008.  For the same period, NOW, money market and sweep deposits decreased $163.7 million, or 21.4%; savings deposits increased $91.9 million, or 33.3%; and time deposits increased $537.3 million, or 38.3%.

The following table represents the major classifications of interest bearing deposits at June 30, 2008 and June 30, 2007 (in thousands):

	June 30, 2008		June 30, 2007
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$600,023	20.6%	$763,691	31.3%
Savings	367,731	12.7%	275,789	11.3%
Time deposits	1,939,297	66.7%	1,402,024	57.4%
Total	$2,907,051	100.0%	$2,441,504	100.0%

The change in the deposit mix over the prior year was mainly due to the relatively higher rates being paid on certificates of deposit as a result of the drop in short term interest rates as well as time deposit promotions in the second quarter of 2008 and 2007.

Borrowings

FHLB borrowings increased $20.1 million, or 6.5% from June 30, 2007 to June 30, 2008. The primary reason for the increase was to fund loan growth.

Shareowners’ equity

Capital increased $80.5 million, or 21.1%, to $462.2 million at June 30, 2008, compared with $381.7 million at June 30, 2007.  This increase was primarily due to common stock increasing $68.6 million, or 36.8%, over the same period.  During the fourth quarter of 2007, we completed our merger with Bank of Salem, in which we issued $61.6 million of common stock.  For the six months ended June 30, 2008, we paid cash dividends totaling $16.8 million, compared to $14.3 million for the six months ended June 30, 2007.

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

The earnings from certain assets are exempt from federal income tax, and it is customary in the financial services industry to analyze changes in net interest income on a “tax equivalent” (“TE”) or fully taxable basis.  Under this method, nontaxable income from loans and investments is adjusted to an amount which would have been earned if such income was subject to federal income tax.  The discussion below presents an analysis based on TE income amounts using a 35% tax rate.  No tax equivalent adjustments were made to the interest expense or noninterest income and expense amounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TE is a non-GAAP performance measurement used by management in operating and analyzing the business, which management believes provides financial statement users with a more accurate picture of net interest margin for comparative purposes.

The following table illustrates the determination of tax equivalent amounts for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,	June 30,
	2008	2007	$ Change	% Change
Total interest income, as reported	$72,342	$73,997	$(1,655)	-2.2%
Effect of tax exempt loans and
municipal bonds	374	286	88	30.8%
TE interest income	72,716	74,283	(1,567)	-2.1%
Total interest expense	27,451	27,788	(337)	-1.2%
TE net interest income	$45,265	$46,495	$(1,230)	-2.6%

Calculation of TE Net Interest Margin
(three months annualized)
TE interest income	$290,864	$297,132	$(6,268)	-2.1%
Total interest expense	109,804	111,152	(1,348)	-1.2%
TE net interest income	181,060	185,980	(4,920)	-2.6%
Average earning assets	$3,910,481	$3,228,109	$682,372	21.1%
TE Net Interest Margin	4.63%	5.76%

	Six Months Ended
	June 30,	June 30,
	2008	2007	$ Change	% Change
Total interest income, as reported	$149,842	$142,520	$7,322	5.1%
Effect of tax exempt loans and
municipal bonds	751	518	233	45.0%
TE interest income	150,593	143,038	7,555	5.3%
Total interest expense	57,553	53,592	3,961	7.4%
TE net interest income	$93,040	$89,446	$3,594	4.0%

Calculation of TE Net Interest Margin
(six months annualized)
TE interest income	$301,186	$286,076	$15,110	5.3%
Total interest expense	115,106	107,184	7,922	7.4%
TE net interest income	186,080	178,892	7,188	4.0%
Average earning assets	$3,864,178	$3,158,276	$705,902	22.4%
TE Net Interest Margin	4.82%	5.66%

Tax equivalent net interest income decreased $1.2 million, or 2.6%, for the three months ended June 30, 2008, compared to the same period for 2007.  Volume contributed an $8.7 million increase in net interest income, whereas rate decreased net interest income by $9.9 million.  For the six months ended June 30, 2008, tax equivalent net interest income increased $3.6 million, or 4.0%, compared to the six months ended June 30, 2008.  Of this increase, volume contributed an additional $17.3 million, whereas rate decreased net interest income by $13.7 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The annualized tax equivalent net interest margin for the three months ended June 30, 2008, decreased 113 basis points (“bps”) to 4.63% from 5.76% for the same period the previous year.  The decrease in the annualized tax equivalent net interest margin was primarily driven by the decrease in yield on average earning assets, offset somewhat by a smaller decrease in cost on interest bearing liabilities.  For the three months ended June 30, 2008, the yield on average earning assets was 7.48%, down 175 bps from 9.23% for the three months ended June 30, 2007.  For the same period, the average yield on real estate construction loans was down 347 bps and the average yield on real estate land development loans was down 268 bps.

For the six months ended June 30, 2008, the annualized tax equivalent net interest margin decreased 84 basis points (“bps”) to 4.82% from 5.66% for the six months ended June 30, 2007.  The decrease in the annualized tax equivalent net interest margin was primarily driven by the decrease in yield on average earning assets.  For the six months ended June 30, 2008, the yield on average earning assets decreased 129 bps, to 7.84%, from 9.13% for the six months ended June 30, 2007.  For the same period, the average yield on loans was down 132 bps.

Abbreviated quarterly average balance sheets and net interest income data are shown below (in thousands):

	Quarter Ended	Quarter Ended
	June 30,	June 30,			Current
	2008	2007	$ Change	% Change	Yield/Cost
ASSETS
Loans:
Commercial and industrial	$437,414	$391,714	$45,700	11.7%	7.51%
Real estate:
Commercial	1,024,190	904,300	119,890	13.3%	7.91%
Construction	1,080,338	864,395	215,943	25.0%	7.19%
Land development	578,954	419,607	159,347	38.0%	7.90%
Completed lots	241,750	205,063	36,687	17.9%	7.24%
Residential 1-4 family	334,155	258,496	75,659	29.3%	7.79%
Installment and other loans	67,936	62,261	5,675	9.1%	8.90%
Total loans	3,764,737	3,105,836	658,901	21.2%	7.62%
Securities	143,750	106,385	37,365	35.1%	3.93%
Federal funds sold	1,994	15,692	(13,698)	-87.3%	2.02%
Total earning assets	3,910,481	3,227,913	682,568	21.1%	7.48%
Total assets	$4,087,538	$3,397,249	$690,289	20.3%

LIABILITIES
Noninterest bearing deposits	$377,131	$394,096	$(16,965)	-4.3%
Interest bearing deposits:
NOW, money market & sweep	645,409	712,189	(66,780)	-9.4%	1.42%
Savings	345,192	272,971	72,221	26.5%	2.17%
Time certificates	1,765,116	1,267,973	497,143	39.2%	4.36%
Total interest bearing deposits	2,755,717	2,253,133	502,584	22.3%	3.39%
Total deposits	3,132,848	2,647,229	485,619	18.3%
Federal funds purchased
and repurchase agreements	118,866	35,424	83,442	235.6%	2.19%
FHLB advances	332,297	296,963	35,334	11.9%	4.20%
Junior subordinated debt	5,156	5,156	-	0.0%	5.50%
Total interest bearing liabilities	3,212,036	2,590,676	621,360	24.0%	3.44%
Shareowners' equity	473,750	385,766	87,984	22.8%
Total liabilities and shareowners' equity	$4,087,538	$3,397,249	$690,289	20.3%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At the end of the second quarter of 2008 and 2007, average total earning assets as a percent of average total assets were 95.7% and 95.0%, respectively.  This ratio indicates how efficiently assets are being utilized.  For the same periods, average loans were 96.3% and 96.2% of average earning assets, respectively.  At June 30, 2008 and 2007, average total loan-to-deposits ratios were 120.2% and 117.3%, respectively.  For the quarter ended June 30, 2008, average NOW, sweep and money market accounts were 20.1% of total interest bearing liabilities (“IBL”), average savings accounts were 10.7% of total IBL and average time certificates were 55.0% of total IBL.  Average FHLB advances were 10.3% of total IBL for the same period.

Earning Assets

For the second quarter of 2008, average earning assets increased $682.6 million, or 21.1%, to $3.91 billion, compared to $3.23 billion for the second quarter of 2007.  The TE yield on total earning assets decreased 175 basis points (bps) in the second quarter of 2008, to 7.48%, compared to 9.23% in the second quarter of 2007.   The $1.6 million decrease in interest income in the current quarter, compared to a year ago, is primarily attributable to rate, which reduced interest income by $17.9 million, whereas volume contributed an additional $16.3 million.

Total loans decreased in yield from 9.41% in the second quarter 2007, to 7.62% in the current quarter, a decrease of 179 bps, or 19.0%.  For the same period, interest income on loans decreased $1.5 million, with volume contributing an additional $16.0 million, offset by a $17.5 million reduction due to rate.

Interest Bearing Liabilities

The $621.4 million, or 24.0%, increase in the average balance of total interest bearing liabilities increased interest expense by $7.6 million and the decrease in rates paid on interest bearing liabilities decreased interest expense by $7.9 million, for a net decrease in interest expense of $337 thousand from the quarter ended June 30, 2007 to the quarter ended June 30, 2008.

The increase in the average balance of interest bearing deposits of $502.6 million, or 22.3%, increased interest expense by $6.1 million, and the rate paid on interest bearing deposits decreased interest expense by $6.7 million, for a net decrease of $587 thousand from the quarter ended June 30, 2007 to June 30, 2008.

Noninterest income and expense – Three Months Ended June 30, 2008 and 2007

Total noninterest income for the three months ended June 30, 2008, increased $1.6 million, or 63.9%, to $4.2 million compared to $2.6 million for the three months ended June 30, 2007.  Of this increase, $1.1 million related to the change in gain (loss) on sale of securities.  For the second quarter 2008, we recognized a gain on sale of securities of $144 thousand, compared to a loss of $937 thousand for the second quarter 2007.  During the second quarter 2007, we completed a balance sheet restructuring in which we sold lower yielding, available for sale securities at a pre-tax loss of $937 thousand, and replaced them with higher yielding securities.  Also contributing to the increase in noninterest income was a $332 thousand increase in services charges, primarily account analysis service charges and overdraft fees.

Total noninterest expense was $21.5 million for the three months ended June 30, 2008, compared to $19.5 million for the three months ended June 30, 2007.  During the second half of 2007, we added six branches and one loan production office, including three branches acquired in the Bank of Salem merger.  The $2.0 million, or 10.4% increase, is mainly attributable to the addition of those offices, together with increases in salaries and employee benefits and occupancy expense.  For the period, salaries and employee benefits increased $1.1 million, including an additional $299 thousand related to FAS 123(R) stock based compensation expense.  At June 30, 2008, full time equivalent (“FTE”) employees totaled 813, up 8.7%, from 748 at June 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also, as previously announced on May 29, 2008, we received a notice from Washington Banking Company (“WBCO”) purporting to terminate our merger agreement dated September 26, 2007.  In the second quarter 2008, $627 thousand (pre-tax) of costs and expenses incurred in connection with the transaction were expensed.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure the level of overhead expense incurred to generate net interest income.  This ratio is then compared to others in the industry.  The ratio is calculated by dividing total noninterest expense (less intangible amortization expense, certain losses and other nonrecurring charges) by the sum of TE net interest income and other noninterest income (less the same type of non-recurring items).  When evaluating the efficiency ratio, the lower the number, the more efficient the organization.  Our efficiency ratio for the second quarter 2008 was 43% and 35% for the second quarter of 2007, and places us among the industry leaders.

Noninterest income and expense – Six Months Ended June 30, 2008 and 2007

Total noninterest income increased $4.5 million, or 75.9%, to $10.5 million for the six months ended June 30, 2008, compared to $6.0 million for the six months ended June 30, 2007.  The major component of this increase was the $3.4 million increase in gain (loss) on sale of securities.  During the first quarter of 2008, we sold our stock in Skagit State Bank for a gain of $2.0 million.  In addition, we recorded a one-time gain of $274 thousand related to the required liquidation of a portion of our stake of VISA, Inc., which went public in March 2008.

Total noninterest expense increased $5.4 million, or 14.4%, to $43.1 million for the six months ended June 30, 2008, compared to $37.7 million for the six months ended June 30, 2007.  The majority of the increase is attributable to increases in salaries and employee benefits and occupancy expense, consistent with the quarter-over-quarter change, as noted above.

For the six months ended June 30, 2008, $729 thousand (pre-tax) of costs and expenses incurred in connection with the WBCO merger were expensed.

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

Management and the Board review policies and procedures at least annually, and changes are made to reflect the current operating environment integrated with regulatory requirements.  Partly out of these policies has evolved an internal credit risk review process.  During this process, the quality grades of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk.  This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.   This quarterly analysis is then reviewed by the Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, loan charge offs and loan recoveries are summarized as follows (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
Beginning balance	$57,658	$44,195

Provision for loan losses	33,500	11,400

Charge offs:
Commercial and industrial	(381)	(1,183)
Real estate:
Commercial	-	-
Construction	(9,275)	(201)
Land development	-	-
Completed lots	-	-
Residential 1-4 family	-	(300)
Installment and other	(106)	(222)
Total charge offs	(9,762)	(1,906)

Recoveries:
Commercial and industrial	226	845
Real estate:
Commercial	-	-
Construction	10	-
Land development	-	-
Completed lots	-	-
Residential 1-4 family	-	-
Installment and other	11	141
Total recoveries	247	986

Net (charge offs) recoveries	(9,515)	(920)

Reserve acquired in merger	-	2,983
Balance before portion identified for
undisbursed loans	81,643	57,658
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(2,921)	(3,663)
Balance at end of period	$78,722	$53,995

Average loans for the period	$3,706,433	$3,185,751

Ratio of net charge offs to average
loans outstanding during the period	0.26%	0.03%

At June 30, 2008, the allowance for loan loss totaled $78.7 million, or 2.07% of total loans, as compared to $54.0 million, or 1.49% of total loans at December 31, 2007. Including the allocation for undisbursed loans of $2.9 million would result in a total allowance of $81.6 million, or 2.14% of total loans outstanding at June 30, 2008.  This compares to the undisbursed allocation of $3.7 million, for a total allowance of $57.7 million, or 1.60% of total loans outstanding at December 31, 2007.

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

Nonperforming assets are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Commercial and industrial	$394	$159
Real estate:
Commercial	-	-
Construction	96,526	19,842
Land development	13,450	-
Completed lots	7,872	804
Residential 1-4 family	1,010	93
Installment and other	684	10
Total nonaccruing loans	119,936	20,908

Other real estate owned	3,681	367
Total nonperforming assets	$123,617	$21,275

Restructured loans	-	-

Total loans at end of period (1)	$3,807,278	$3,612,122
Total assets at end of period	$4,156,721	$3,995,689

Total nonaccruing loans to total loans	3.15%	0.58%
Total nonaccruing loans to total assets	2.89%	0.52%

Total nonperforming assets to total loans	3.25%	0.59%
Total nonperforming assets to total assets	2.97%	0.53%

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

Nonaccrual loans increased $99.0 million, to $119.9 million at June 30, 2008, compared to $20.9 million at December 31, 2007.  The ratio of nonaccrual loans to total assets at June 30, 2008, was 2.89% compared to 0.52% at December 31, 2007.  At June 30, 2008, loans on nonaccrual status range in balances from $1 thousand to $15.5 million. The allowance for loan losses related to these loans was approximately $5.2 million at June 30, 2008, and $1.6 million at December 31, 2007.  Efforts are continuing to collect these loans with several involving some measure of legal action.

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

At June 30, 2008, we had 16 OREO properties, representing four separate borrowers, with a total carrying value of $3.7 million.  At December 31, 2007, we had one OREO property with a carrying value of $367 thousand, which was sold during the first quarter of 2008 for a gain of $12 thousand.

Certain other loans, currently in nonaccrual status are in the process of foreclosure and there is a likelihood these foreclosures will be completed and the loans will then become OREO.  Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

Credit Concentrations

The table below indicates the loan portfolio mix as of the dates indicated, including loans held for resale and net of deferred loan fees (in thousands):

	June 30, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$448,360	11.8%	$402,569	11.1%
Real estate loans:
Commercial	1,048,321	27.5%	1,003,916	27.8%
Construction	1,048,552	27.6%	1,062,662	29.4%
Land development	598,931	15.7%	537,410	14.9%
Completed lots	236,004	6.2%	249,573	6.9%
Residential 1-4 family	357,650	9.4%	288,571	8.0%
Installment and other	69,460	1.8%	67,421	1.9%
Total	$3,807,278	100.0%	$3,612,122	100.0%

As shown in the table above, we have emphasized commercial real estate and construction and land development related lending.   The commercial real estate portfolio generally consists of a wide cross-section of retail, small office, warehouse, and industrial type properties.   These loans are principally secured by first deeds of trust with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%.  A substantial number of these properties are owner occupied.  While we have significant balances within this lending category, we believe that our lending policies and underwriting standards are sufficient to manage risk, despite slowing in the Puget Sound region real estate market that began in the third quarter of 2007.

Real estate construction and land development loans are generally composed of commitments to customers within our market area for construction purposes. Loans within this category are used for projects ranging from residential and commercial land development to residential and commercial building projects.  They are generally secured by first deeds of trust with well-defined repayment sources following project completion.  Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity.

We devote considerable time and attention to the risks associated with the loan portfolio and continually monitor the effects of current and expected market conditions and other factors that may influence the repayment of loans.

At June 30, 2008 and December 31, 2007, we had an immaterial amount of foreign loans.

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

Management has the ability to access many sources of liquidity, such as the sale of AFS securities, additional borrowings from the FHLB, and borrowings from the Federal Reserve Bank, brokered deposits or additional borrowings at correspondent banks.  At June 30, 2008, we had $737.0 million of total liquidity available.  We have a policy that liquidity to total assets of 12.5% be maintained as a minimum.  At June 30, 2008, liquidity to total assets was 17.7%.

Subsequent to June 30, 2008, we obtained approval from the Federal Reserve Bank to access additional borrowings, secured by valid residential construction loans as collateral, through their Borrower-in-Custody (“BIC”) Program.  This brings available liquidity, including borrowings, to over $1.0 billion.

At June 30, 2008, we had outstanding loan commitments totaling $849.9 million, including undisbursed loans in process of $830.2 million.  In the opinion of management, there are adequate resources to fund all outstanding loan commitments.

The statements of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending June 30, 2008 and 2007.

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

We use a simulation model to estimate the impact of changing interest rates on earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of June 30, 2008, the model predicted that net income would increase if interest rates rise and decline if rates fall.  Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $2.4 million.  Also, assuming a one-year horizon, if rates declined by 1.5%, net income is estimated to decrease by approximately $4.3 million.  These amounts are embedded with a convexity impact of approximately a negative $682 thousand and a negative $3.6 million, respectively.  Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change.  The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Capital – June 30, 2008/December 31, 2007

Consolidated capital for financial statement purposes at June 30, 2008, was $462.2 million, compared to $459.6 million at December 31, 2007, an increase of $2.6 million.  During the first six months of 2008, we paid cash dividends totaling $16.8 million, compared to $14.3 million for the first six months of 2007.

On June 18, 2008, the Board of Directors declared a $0.06 per share quarterly cash dividend to shareowners of record as of July 8, 2008, payable July 22, 2008.  This was the first time in 34 consecutive quarters that the cash dividend was not increased.  The decision to reduce the quarterly cash dividend came as a result of our concern over the continuing deterioration in the housing market and the impact on many of our borrowers.  In addition, capital preservation was a contributing factor in reducing the quarterly cash dividend.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory capital ratios as of June 30, 2008, were as follows:

	Tier I	Tier 2	Leverage
	(Core) Capital	(Total) Capital	Capital
Actual at June 30, 2008	9.96%	11.22%	9.69%

Regulatory minimum ratio for "well
capitalized" purposes	6.00%	10.00%	5.00%

It is our policy that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized.”  As of June 30, 2008, we are in compliance with that policy.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in information regarding quantitative and qualitative disclosures about market risk at June 30, 2008, from the information presented in Item 7A. Quantitative and Qualitative Disclosures about Market Risk on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of June 30, 2008. Based upon that evaluation, they concluded as of June 30, 2008, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of June 30, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares during the three and six months ended June 30, 2008.  As of June 30, 2008, a balance of 431,935 shares is authorized to be repurchased under the previously approved program.

On June 18, 2008, the Board of Directors declared a $0.06 per share quarterly cash dividend to shareowners of record as of July 8, 2008, payable July 22, 2008.

Our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities.  At June 30, 2008, interest on outstanding trust preferred securities was current.  See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital.”

We are a legal entity separate and distinct from Frontier Bank.  Because we are a bank holding company with no significant assets other than Frontier Bank, we are dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2008 Annual Meeting of Shareowners held in Everett, Washington, on April 16, 2008, the shareowners voted on the following:

a.	A proposal to elect five (5) Directors to serve three year terms expiring 2011, as follows:

Director	Votes For	Votes Against/Withheld
Robert J. Dickson	34,744,172	861,895
Patrick M. Fahey	35,033,594	572,473
Edward D. Hansen	35,267,609	338,458
William H. Lucas	33,920,913	1,685,154
Darrell J. Storkson	35,290,169	315,898

b.
A shareowner proposal to consider declassifying the Board of Directors.  The proposal received 9,599,131 votes for and 16,437,612 votes against, with the holders of 1,680,203 shares abstaining and 7,889,121 broker non-votes.

c.
A proposal to ratify the appointment of Moss Adams LLP as our independent registered public accounting firm for 2008.  The proposal received 35,084,261 votes for and 241,379 votes against, with the holders of 280,427 shares abstaining.

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
August 1, 2008

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
August 1, 2008