Form 10-Q
period 2008-10-31
FRONTIER FINANCIAL CORP /WA/
filed 2008-10-31
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Common stock outstanding: 47,023,897 shares at October 24, 2008

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$56,707	$99,102
Federal funds sold	130,334	5
Securities
Available for sale, at fair value	98,095	131,378
Held to maturity, at amortized cost	3,737	3,743
Total securities	101,832	135,121

Loans held for resale	3,104	6,227
Loans	3,828,948	3,605,895
Allowance for loan losses	(106,635)	(53,995)
Net loans	3,725,417	3,558,127

Premises and equipment, net	51,823	47,293
Intangible assets	77,938	78,150
Federal Home Loan Bank (FHLB) stock	15,622	18,738
Bank owned life insurance	24,056	23,734
Other real estate owned	3,693	367
Other assets	57,541	35,052
Total assets	$4,244,963	$3,995,689

LIABILITIES
Deposits
Noninterest bearing	$377,279	$390,526
Interest bearing	3,026,715	2,552,710
Total deposits	3,403,994	2,943,236
Federal funds purchased and
securities sold under repurchase agreements	34,701	258,145
Federal Home Loan Bank advances	329,833	298,636
Junior subordinated debentures	5,156	5,156
Other liabilities	27,548	30,904
Total liabilities	3,801,232	3,536,077

SHAREOWNERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,023,716 and 46,950,878 shares issued and outstanding at September 30, 2008
and December 31, 2007	255,575	252,292
Retained earnings	187,591	202,453
Accumulated other comprehensive income, net of tax	565	4,867
Total shareowners' equity	443,731	459,612
Total liabilities and shareowners' equity	$4,244,963	$3,995,689

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$67,161	$76,011	$214,049	$216,185
Interest on investments	1,660	1,737	4,614	4,083
Total interest income	68,821	77,748	218,663	220,268
INTEREST EXPENSE
Interest on deposits	24,390	25,907	73,376	71,479
Interest on borrowed funds	3,705	3,659	12,272	11,679
Total interest expense	28,095	29,566	85,648	83,158
Net interest income	40,726	48,182	133,015	137,110

PROVISION FOR LOAN LOSSES	42,100	2,100	75,600	5,400
Net interest income (loss) after provision
for loan losses	(1,374)	46,082	57,415	131,710
NONINTEREST INCOME
Provision for loss on securities	(6,431)	-	(6,431)	-
Gain (loss) on sale of securities	(1,026)	-	1,442	(937)
Gain on sale of secondary mortgage loans	308	340	1,074	1,211
Gain on sale of other real estate owned	81	-	93	-
Service charges on deposit accounts	1,384	1,239	4,130	3,403
Other noninterest income	2,511	1,959	7,020	5,830
Total noninterest income	(3,173)	3,538	7,328	9,507

NONINTEREST EXPENSE
Salaries and employee benefits	12,420	12,204	39,005	35,406
Occupancy expense	3,161	2,454	8,742	7,413
State business taxes	498	510	1,643	1,501
FHLB prepayment penalty	-	-	-	1,534
Other noninterest expense	5,978	3,969	15,745	10,936
Total noninterest expense	22,057	19,137	65,135	56,790

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES	(26,604)	30,483	(392)	84,427
PROVISION (BENEFIT) FOR INCOME TAXES	(8,808)	10,256	(171)	28,506
NET INCOME (LOSS)	$(17,796)	$20,227	$(221)	$55,921
Weighted average number of
shares outstanding for the period	47,010,944	44,033,951	46,987,948	45,105,224
Basic earnings (losses) per share	$(0.38)	$0.46	$(0.00)	$1.24
Weighted average number of diluted shares
outstanding for period	47,010,944	44,332,276	46,987,948	45,481,886
Diluted earnings (losses) per share	$(0.38)	$0.46	$(0.00)	$1.23

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income (loss)	$(221)	$55,921
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	2,902	2,043
Amortization	184	66
Intangible amortization	212	173
Provision for loan losses	75,600	5,400
Provision for loss on securities	6,431	-
(Gain) loss on sale of securities	(1,442)	937
Gain on sale of other real estate owned	(93)	-
Gain on sale of secondary mortgage loans	(1,074)	(1,211)
Proceeds from sale of mortgage loans	77,961	123,809
Origination of mortgage loans held for sale	(73,764)	(119,710)
Deferred taxes	(19,703)	-
Stock-based compensation plan expense	2,170	1,276
Excess tax benefits associated with equity-based compensation	(49)	(225)
Increase in surrender value of bank owned life insurance	(322)	(694)
Other operating activities	(1,207)	295
Changes in operating assets and liabilities
Income taxes payable	(154)	1,217
Interest receivable	2,137	(2,202)
Interest payable	2,130	2,577
Net cash provided by operating activities	71,698	69,672

Cash flows from investing activities
Net federal funds sold	(130,329)	18,670
Purchase of securities available for sale	(273,230)	(54,748)
Proceeds from sale of available for sale securities	17,338	48,039
Proceeds from maturities of available for sale securities	277,165	20,430
Proceeds from maturities of held to maturity securities	-	65
Proceeds from the sale of other real estate owned	2,355	-
Net cash flows from loan activities	(252,427)	(413,123)
Redemption of Federal Home Loan Bank stock	3,116	-
Purchases of premises and equipment	(7,432)	(10,329)
Other investing activities	-	(1,279)
Net cash used in investing activities	(363,444)	(392,275)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from financing activities
Net change in core deposit accounts	(37,892)	1,818
Net change in certificates of deposit	498,650	361,977
Net change in federal funds purchased and securities
sold under repurchase agreements	(223,444)	(33,051)
Advances from Federal Home Loan Bank	185,000	267,641
Repayment of Federal Home Loan Bank advances	(153,803)	(270,283)
Stock options exercised	389	1,677
Excess tax benefits associated with equity-based compensation	49	225
Purchase of common shares	-	(37,109)
Cash dividends paid	(19,598)	(21,519)
Other financing activities	-	10,768
Net cash provided by financing activities	249,351	282,144

Decrease in cash and due from banks	(42,395)	(40,459)

Cash and due from banks at beginning of period	99,102	104,222

Cash and due from banks at end of period	$56,707	$63,763

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$83,518	$80,415
Cash paid during the period for income taxes	$20,340	$28,000
Transfer of loans to other real estate owned	$5,588	$-

 The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC”, the “Corporation”, “us”, “we” or “our”) include the accounts of Frontier Financial Corporation and our subsidiaries Frontier Bank (the “Bank”) and FFP, Inc., a non-bank corporation which leases property to the Bank.  All material intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2007 Annual Report incorporated by reference on Form 10-K for the year ended December 31, 2007.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2008 presentation.  These classifications do not have a material effect on previously reported net income, retained earnings or earnings per share.

Note 2:  Recent Accounting Pronouncements

Recently Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”).  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We elected a partial deferral of FAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment.  We are currently evaluating the impact of FSP 157-2 on our financial statements. The impact of partially adopting FAS 157 effective January 1, 2008, was not material to our financial statements.  Please refer to Note 3 for disclosures related to the adoption of FAS 157.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008, did not have a material impact on our consolidated financial statements.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2:  Recent Accounting Pronouncements (Continued)

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

Loans held for resale

Mortgage loans originated and designated as held for resale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, where applicable, or the prices for other mortgage loans with similar characteristics, in aggregate, and are measured on a nonrecurring basis.  At September 30, 2008, loans held for resale were carried at cost.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3:  Fair Value Measurements (Continued)

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions.

OREO

Other real estate owned consists principally of properties acquired through foreclosure and are carried at the lower of cost or estimated market value less selling costs.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell.

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$9,821	$531	$-	$10,352
U.S. Treasuries	6,386	-	-	6,386
U.S. Agencies	-	75,022	-	75,022
Corporate securities	-	3,396	-	3,396
Municipal securities	-	2,939	-	2,939
Total	$16,207	$81,888	$-	98,095

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2008, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2008 (in thousands):

	Fair Value at September 30, 2008				Nine Months Ended September 30, 2008
	Level 1	Level 2	Level 3	Total	Total Losses
Impaired loans (1)	$-	$-	$140,021	$140,021	$27,661
OREO (2)	-	-	3,282	3,282	947
	$-	$-	$143,303	$143,303	$28,608

(1)	The loss represents charge offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of the collateral.

(2)	The loss represents charge offs or impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2008.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4: Earnings (Losses) per Share

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings (loss) per share data and provides a summary of the calculation of both basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net income (loss)	$(17,796)	$20,227	$(221)	$55,921

Average basic shares outstanding	47,011	44,034	46,988	45,105

Dilutive shares	-	298	-	377

Average diluted shares outstanding	47,011	44,332	46,988	45,482

Basic earnings (losses) per share	$(0.38)	$0.46	$(0.00)	$1.24

Diluted earnings (losses) per share	$(0.38)	$0.46	$(0.00)	$1.23

Note 5: Share-Based Compensation Plans

Stock Incentive Plan

In 2006, shareowners approved a Stock Incentive Plan (the “Plan”) to promote the best interest of the Corporation, our subsidiaries and our shareowners, by providing an incentive to those key employees who contribute to our success.  The Plan allows for incentive stock options, stock grants and stock appreciation rights to be awarded.  The maximum number of shares that may be issued under the Plan is 5,250,000 common shares.  At September 30, 2008, 4,678,235 common shares were available for grant.  Shares issued and outstanding are adjusted to reflect common stock dividends, splits, recapitalization, or reorganization.  Options are granted at fair market value, generally vest over three years, and expire ten years from the date of grant.  Dividends are paid on stock grants but not paid on incentive stock options.  Certain options provide for accelerated vesting if there is a change in control.

The following table presents the activity related to options for the nine months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	1,331,490	$18.24
Granted	-	-
Exercised	(30,944)	12.57
Forfeited/expired	(31,273)	20.13

Balance, September 30, 2008	1,269,273	$18.33	6.2	$521

Exercisable, September 30, 2008	1,029,402	$17.02	5.6	$521

No options were granted during the nine months ended September 30, 2008 and 2007.  The total intrinsic value, amount by which the fair value of the underlying stock exceeded the exercise price of an option on exercise date, of options exercised for the nine months ended September 30, 2008 and 2007, was $159 thousand and $1.4 million, respectively.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5: Share-Based Compensation Plans (Continued)

The following table presents the activity related to nonvested shares under the Plan for the nine months ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	231,799	$22.64
Awarded	36,000	18.76
Vested	(42,175)	19.15
Forfeited	(7,459)	22.71
Nonvested at September 30, 2008	218,165	$22.63

The total fair value of shares and options vested and recognized as compensation expense under this Plan for the three and nine months ended September 30, 2008, was $693 thousand and $2.1 million, respectively, compared to $420 thousand and $1.3 million for the three and nine months ended September 30, 2007, respectively.  As of September 30, 2008, there were 458,036 nonvested shares and options outstanding and there was $4.5 million of total unrecognized compensation cost related to these nonvested shares and options.  The cost is expected to be recognized monthly on a straight-line basis, over the vesting period, through December, 2010.

Cash received from options exercised for the nine months ended September 30, 2008 and 2007, was $389 thousand and $1.7 million, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $49 thousand and $225 thousand, respectively, for the nine months ended September 30, 2008 and 2007.

1999 Employee Stock Award Plan

We adopted a 1999 Employee Stock Award Plan to recognize, motivate, and reward eligible employees for longstanding performance.  Employees eligible to receive stock awards under this Plan must have been employees for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common stock dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan is effective for ten years from adoption.  There were no shares issued from this Plan during the three months ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008, and 2007, there were 1,470 and 564 shares issued from this Plan, respectively.  The total fair value of shares vested and recognized as compensation expense for the nine months ended September 30, 2008 and 2007, was $25 thousand and $15 thousand, respectively.  There are currently 35,744 shares issuable under this Plan.

Note 6: Securities

Our investment portfolio is classified into two groups: 1) securities available for sale (“AFS”); and 2) securities held to maturity (“HTM”).  Securities that are classified as AFS are carried at fair value.  Unrealized gains and losses for AFS securities are excluded from earnings and reported as a separate component of equity capital, net of tax.  AFS securities may be sold at any time.  Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.  Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6: Securities (Continued)

The following table displays the aggregate fair value and amortized cost of AFS and HTM securities as of September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$9,208	$4,100	$(2,815)	$(141)	$10,352
U.S. Treasuries	6,325	61	-	-	6,386
U.S. Agencies	74,623	497	(98)	-	75,022
Corporate securities	4,529	1	(900)	(234)	3,396
Municipal securities	2,860	81	-	(2)	2,939
	97,545	4,740	(3,813)	(377)	98,095

HTM Securities
Corporate securities	1,525	1	-	-	1,526
Municipal securities	2,212	30	-	-	2,242
	3,737	31	-	-	3,768
Total	$101,282	$4,771	$(3,813)	$(377)	$101,863

The following table displays the maturity schedule of AFS and HTM securities as of September 30, 2008 (in thousand):

	Available for Sale		Held to Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$11,744	$11,747	$650	$652
1 - 5 years	51,475	51,323	1,563	1,590
5 - 10 years	21,626	22,025	-	-
Over 10 years	12,700	13,000	1,524	1,526
	$97,545	$98,095	$3,737	$3,768

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  For the nine months ended September 30, 2008, we recognized other than temporary impairment losses of $6.4 million (pre-tax), related to our holdings in Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers bond and preferred stock.   In estimating other than temporary impairment losses, management considered, among other things: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for securities for such investments decline.  As of September 30, 2008, management does not believe any of the securities, noted in the above table, are impaired due to reasons of credit quality and, therefore, are only temporarily impaired.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7: Loans and Allowance for Loan Losses

The following is a summary of the loan portfolio by major type of loans, including held for sale (in thousands):

	September 30, 2008	December 31, 2007
Commercial and industrial	$453,378	$403,511
Real Estate:
Commercial	1,053,015	1,007,152
Construction	1,034,245	1,068,196
Land development	609,413	540,419
Completed lots	243,066	250,738
Residential 1-4 family	380,420	289,697
Installment and other loans	70,029	67,460
	3,843,566	3,627,173
Unearned fee income	(11,514)	(15,051)
Total loans	$3,832,052	$3,612,122

The following table presents the activity related to the allowance for loan losses (in thousands):

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007
Beginning balance	$57,658	$44,195
Provision for loan losses	75,600	11,400
Charge offs	(24,060)	(1,906)
Recoveries	274	986
Merger	-	2,983
Balance before portion identified for undisbursed loans	109,472	57,658
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(2,837)	(3,663)
Balance at end of period	$106,635	$53,995

Impaired Loans

Nonaccrual loans increased $184.3 million, to $205.2 million at September 30, 2008, compared to $20.9 million at December 31, 2007.  The ratio of nonaccrual loans to total assets at September 30, 2008, was 4.83% compared to 0.52% at December 31, 2007.  At September 30, 2008, loans on nonaccrual status range in balances from $1 thousand to $9.7 million. The allowance for loan losses related to these loans was approximately $8.9 million at September 30, 2008, and $1.6 million at December 31, 2007.  Efforts are continuing to collect these loans with a number involving some measure of legal action.

Note 8: Income Taxes

The January 1, 2007 adoption of the FASB Interpretation 48, Accounting for Income Taxes (“FIN 48”), did not affect our financial position.  We file federal (U.S.) income tax returns, Washington state business and occupation tax returns and Oregon state income tax returns.  We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005.  Our accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as noninterest expense.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this report contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements include, among other, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the extent and duration of continued economic and market disruptions and governmental actions to address these disruptions, the risk of new and changing regulation and/or regulartory actions, pending litigation, adequacy of allowances for loan losses and controls and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled “Risk Factors” on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007, and in Part II, Item 1.A. of this report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Financial Review

Overview

For the third quarter of 2008, we reported a net loss of $17.8 million, or ($0.38) per diluted share.  This compared to net income of $20.2 million, or $0.46 per diluted share, for the third quarter of 2007.  For the three months ended September 30, 2008, the provision for loan losses totaled $42.1 million, compared to $2.1 million for the three months ended September 30, 2007, an increase of $40.0 million.

For the nine months ended September 30, 2008, net loss totaled $221 thousand, compared to net income of $55.9 million for the nine months ended September 30, 2007.  For the same period, the provision for loan losses increased $70.2 million, from $5.4 million to $75.6 million.  On a diluted per share basis, net loss for the nine months ended September 30, 2008, was ($0.00) per share, compared to $1.23 per share of net income for the nine months ended September 30, 2007.

At September 30, 2008, total assets were $4.24 billion and deposits totaled $3.40 billion.  This compares to total assets of $4.00 billion and deposits of $2.94 billion at December 31, 2007, and total assets of $3.58 billion and deposits of $2.82 billion at September 30, 2007.  Net loans of $3.73 billion at September 30, 2008, reflect an increase of 4.7% from December 31, 2007, and an increase of 13.8% from September 30, 2007.

At September 30, 2008, shareowners’ equity totaled $443.7 million, compared to $459.6 million at December 31, 2007, and $398.1 million at September 30, 2007.  At September 30, 2008, we remain “well capitalized” based on the ratios established under regulatory guidelines.

Market Area

Headquartered in Everett, Washington, Frontier Financial Corporation is the parent company of Frontier Bank.  We have forty-eight banking offices in Clallam, Jefferson, Kitsap, King, Pierce, Snohomish, Skagit, Thurston and Whatcom counties of Washington state and three banking offices in Marion, Multnomah and Washington counties of Oregon.

During the third quarter of 2008, the decision was made to close our loan production office in Vancouver, Washington.  This decision resulted from an inability to find an acceptable permanent location for our office as well as the downturn in the economy.

Business Combinations

As previously announced, on May 29, 2008, we received a notice from Washington Banking Company (“WBCO”) purporting to terminate our merger agreement dated September 26, 2007. For the nine months ended September 30, 2008, $729 thousand (pre-tax) of costs and expenses incurred in connection with this transaction were expensed.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Developments

Due to the downturn in the economy and the net losses sustained for the three and nine months ended September 30, 2008, we are focusing our near term efforts on improving asset quality and concentrations, capital preservation, expense reduction and deposit growth.  During the quarter, we expanded our special assets group from 5 to 22 individuals, all from within the company, to focus on reducing nonperforming assets.  We will continue to focus on deposit growth to add to our already strong liquidity base.  In addition, certain expense reduction measures will take effect immediately.  For the year ending December 31, 2008, discretionary bonuses will not be paid to executive management.  As a group, the executives’ total compensation for 2008 will be reduced by approximately 34% from 2007 total compensation.   The Board of Directors of Frontier Bank elected to forego their director meeting fees indefinitely beginning in the fourth quarter.  Effective January 1, 2009, John J. Dickson, President and CEO of Frontier Financial Corporation, will take a 10% reduction in his base salary, with the remaining executive officers taking a 5% reduction.   These and other strategies in the personnel and other noninterest expense areas should result in the reduction of approximately $8.5 million (pre-tax) of expenses on an annualized basis.  These strategies, however, do not preclude increases in other noninterest expense areas.

Provision for loan losses

For the quarter ended September 30, 2008, we added $42.1 million to our provision for loan losses, based on management’s quarterly review, continued uncertainty in the local housing market, increases in our nonperforming assets, which primarily relate to our construction and land development loans, and our determination of specific impaired loans under generally accepted accounting principles.  In the previous three quarters ended June 30, 2008, March 31, 2008, and December 31, 2007, we recorded provisions for loan losses of $24.5 million, $9.0 million and $6.0 million, respectively.

Although we use the best information available to make determinations with respect to the allowance for loan losses, and believe our current allowance for loan losses is adequate for such purposes, management reviews the loan portfolio each quarter and adjustments may be necessary in future periods if the assumptions used in making our current determinations prove to be incorrect.

Construction and Land Development Loans

We continue to work through issues related to construction, land development and completed lot loans in our loan portfolio. We have restricted our loan originations in these areas over the past few quarters and are concentrating on working with our borrowers to complete existing projects in a timely manner and to bring past due loans current.

During the first nine months of 2008, however, nonaccrual loans increased significantly, from $20.9 million to $205.2 million, primarily as a result of maturing construction, land development and completed lot loans that we are choosing not to renew in order to keep our legal remedy options available.  When 90 days past due, these loans are placed into a nonaccrual status while we work with our borrowers to maximize our recovery. The majority of our remaining construction, land development and completed lot loans mature in the next few quarters.  The contraction or expansion of our nonaccrual loan portfolio in future periods will depend upon the state of the economy, mitigated by our ongoing collection efforts.

As of September 30, 2008, we had commenced foreclosure proceedings on approximately 80 real estate loans, totaling $73.4 million, by serving statutory notices of default on the borrowers.  Some or all of these actions could result in actual foreclosures.  Our cash expenditures, including legal and accounting fees, associated with the collection of nonperforming and classified loans cannot be reasonably predicted, and the actual amount of such expenditures will depend upon the manner in which our collection efforts are structured and conducted.  However, these efforts can be time consuming, expensive and could divert management time and attention from our normal business, which could have a material effect on our revenues and results of operations.  The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Capital

We remain “well capitalized” at September 30, 2008, based on our financial statements prepared in accordance with generally accepted accounting principles and the general percentages in the regulatory guidelines.   See “Capital” and “Liquidity” below.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Emergency Economic Stabilization Act of 2008 and Troubled Asset Relief Program

In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law on October 3, 2008.  In conjunction with the Act and the Troubled Asset Relief Program (“TARP”), the U.S. Treasury Department recently announced a voluntary Capital Purchase Program to assist financial institutions and increase lending to United States businesses and consumers.  Pursuant to the program, the Treasury will purchase up to $250 billion of senior preferred stock and warrants to purchase common stock from qualifying institutions.  An eligible institution must apply by November 14, 2008.

We are currently evaluating the TARP Capital Purchase Program to determine if we should seek this additional source of capital; however, no assurances can be provided regarding whether we will participate in such program.

Balance Sheet – September 30, 2008/December 31, 2007

Loans

Total loans, including loans held for resale, increased $219.9 million, or 6.1%, to a balance of $3.83 billion at September 30, 2008, compared to $3.61 billion at December 31, 2007.  Despite the increase in total loans, new loan originations decreased $737.3 million, or 49.3%, for the first nine months of 2008, compared to the same period for 2007.

The following table represents the loan portfolio by type, including loans held for resale and net of unearned income for the periods ended September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$452,286	11.8%	$402,569	11.1%
Real estate loans:
Commercial	1,049,939	27.4%	1,003,916	27.8%
Construction	1,030,591	26.9%	1,062,662	29.4%
Land development	607,501	15.9%	537,410	14.9%
Completed lots	242,234	6.3%	249,573	6.9%
Residential 1-4 family	379,485	9.9%	288,571	8.0%
Installment and other	70,016	1.8%	67,421	1.9%
Total	$3,832,052	100.0%	$3,612,122	100.0%

For the period, we experienced growth, as a percentage of total loans, in commercial and industrial, land development and residential 1-4 family loans.  For the most part, we have strategically limited the financing of new land development projects, as well as construction and completed lot loans.  The increase for the period in land development loans is primarily attributable to disbursements on existing loan commitments.  At September 30, 2008, undisbursed loan commitments totaled $650.8 million, compared to $873.2 million at December 31, 2007.  The increase in residential 1-4 family loans reflects borrowers converting a portion of their residential construction loans into rental properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities

Total securities decreased $33.3 million, or 24.6%, to a balance of $101.8 million at September 30, 2008, compared to $135.1 million at December 31, 2007.  During the first quarter of 2008, we sold our investment in Skagit State Bank stock of $13.3 million for a gain of $2.0 million.  During the third quarter of 2008, we sold a $2.0 million Washington Mutual bond for a loss of $1.0 million.  In addition, we recognized other than temporary impairment losses of $6.4 million related to Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers bond and preferred stock.  As of September 30, 2008, management does not believe any additional securities are other than temporarily impaired.

Deposits

Total deposits increased $460.8 million, or 15.7%, to $3.40 billion at September 30, 2008, compared to $2.94 billion at December 31, 2007.  Noninterest bearing deposits decreased $13.2 million, or 3.4%, and interest bearing deposits increased $474.0 million, or 18.6%, for the same period.

The following table represents the major classifications of interest bearing deposits at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$557,323	18.4%	$745,780	29.2%
Savings	418,535	13.8%	254,722	10.0%
Time deposits	2,050,857	67.8%	1,552,208	60.8%
Total	$3,026,715	100.0%	$2,552,710	100.0%

Borrowings

Federal funds purchased and securities sold under repurchase agreements decreased $223.4 million, or 86.6%, to a balance of $34.7 million at September 30, 2008, compared to $258.1 million at December 31, 2007.  Federal funds purchased are short term borrowings that tend to fluctuate on a daily basis.  For the nine months ended September 30, 2008, federal funds purchased and securities sold under repurchase agreements averaged $77.5 million, compared to $42.5 million for the year ended December 31, 2007.

Federal Home Loan Bank (“FHLB”) advances increased $31.2 million, or 10.4%, to $329.8 million at September 30, 2008, compared to $298.6 million at December 31, 2007.  FHLB advances were used to fund additional loan growth and the reduction in federal funds purchased.  For the nine months ended September 30, 2008, average loans increased $645.8 million, compared to average deposits increasing $561.4 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance Sheet – September 30, 2008/September 30, 2007

Abbreviated balance sheet data at September 30, 2008 and 2007, including changes that have occurred over the past year, are shown below (in thousands):

	September 30,	September 30,
	2008	2007	$ Change	% Change
ASSETS
Loans (net of unearned fee income):
Commercial and industrial	$452,286	$383,122	$69,164	18.1%
Real Estate:
Commercial	1,049,939	940,899	109,040	11.6%
Construction	1,030,591	952,220	78,371	8.2%
Land development	607,501	511,679	95,822	18.7%
Completed lots	242,234	206,105	36,129	17.5%
Residential 1-4 family	379,485	260,746	118,739	45.5%
Installment and other loans	70,016	63,465	6,551	10.3%
Total loans	3,832,052	3,318,236	513,816	15.5%
Securities	101,832	103,003	(1,171)	-1.1%
FHLB stock	15,622	15,030	592	3.9%
Federal funds sold	130,334	3	130,331	NM
Total earning assets	4,079,840	3,436,272	643,568	18.7%
Total assets	$4,244,963	$3,584,434	$660,529	18.4%

LIABILITIES
Noninterest bearing deposits	$377,279	$400,247	$(22,968)	-5.7%
Interest bearing deposits:
NOW, money market and sweep accounts	557,323	744,489	(187,166)	-25.1%
Savings accounts	418,535	253,320	165,215	65.2%
Time certificates	2,050,857	1,419,371	631,486	44.5%
Total interest bearing deposits	3,026,715	2,417,180	609,535	25.2%
Total deposits	3,403,994	2,817,427	586,567	20.8%
Federal funds purchased and securities
sold under repurchase agreements	34,701	48,622	(13,921)	-28.6%
FHLB advances	329,833	279,375	50,458	18.1%
Junior subordinated debt	5,156	5,156	-	0.0%
Total interest bearing liabilities	3,396,405	2,750,333	646,072	23.5%
Shareowners' equity	443,731	398,137	45,594	11.5%
Total liabilities and shareowners' equity	$4,244,963	$3,584,434	$660,529	18.4%

NM - Not meaningful

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans

The following table represents the loan portfolio by type, including loans held for resale and net of unearned income for the periods ended September 30, 2008 and September 30, 2007 (in thousands):

	September 30, 2008		September 30, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$452,286	11.8%	$383,122	11.5%
Real estate loans:
Commercial	1,049,939	27.4%	940,899	28.4%
Construction	1,030,591	26.9%	952,220	28.7%
Land development	607,501	15.9%	511,679	15.4%
Completed lots	242,234	6.3%	206,105	6.2%
Residential 1-4 family	379,485	9.9%	260,746	7.9%
Installment and other	70,016	1.8%	63,465	1.9%
Total	$3,832,052	100.0%	$3,318,236	100.0%

At September 30, 2008, total loans, including loans held for sale, were up $513.8 million, or 15.5%, compared to September 30, 2007.  Despite the growth in total loans, loan originations for the nine months ended September 30, 2008, decreased $737.3 million, or 49.3%, compared to the nine months ended September 30, 2007.  At September 30, 2008, undisbursed loan commitments totaled $650.8 million, compared to $997.4 million a year ago.

Deposits

Noninterest bearing deposits decreased $23.0 million, or 5.7%, to $377.3 million at September 30, 2008, from $400.2 million at September 30, 2007.  At September 30, 2008, noninterest bearing deposits represented 11.1% of total deposits, compared to 13.3% at September 30, 2007.  Total interest bearing deposits increased $609.5 million, or 25.2%, from September 30, 2007 to September 30, 2008.

The following table represents the major classifications of interest bearing deposits at September 30, 2008 and September 30, 2007 (in thousands):

	September 30, 2008		September 30, 2007
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$557,323	18.4%	$744,489	30.8%
Savings	418,535	13.8%	253,320	10.5%
Time deposits	2,050,857	67.8%	1,419,371	58.7%
Total	$3,026,715	100.0%	$2,417,180	100.0%

The change in the deposit mix over the prior year was mainly due to the relatively higher rates being paid on certificates of deposit as a result of the drop in short term interest rates as well as time deposit promotions in the second quarters of 2008 and 2007.  At September 30, 2008, we had approximately 106,000 total deposit accounts, compared to approximately 91,000 a year ago, an increase of 16.5%.

Borrowings

FHLB borrowings increased $50.5 million, or 18.1% from September 30, 2007 to September 30, 2008. The primary reason for the increase was to fund loan growth.  For the same period, total loans increased $513.8 million, or 15.5%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareowners’ equity

Capital increased $45.6 million, or 11.5%, to $443.7 million at September 30, 2008, compared with $398.1 million at September 30, 2007.  This increase was primarily due to common stock increasing $69.2 million, or 37.1%, over the same period.  During the fourth quarter of 2007, we completed our merger with Bank of Salem, in which we issued $61.6 million of common stock.  For the nine months ended September 30, 2008, we paid cash dividends totaling $19.6 million, compared to $21.5 million for the nine months ended September 30, 2007.

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

The following table illustrates the determination of tax equivalent amounts for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change
Total interest income, as reported	$68,821	$77,748	$(8,927)	-11.5%
Effect of tax exempt loans and
municipal bonds	370	355	15	4.2%
TE interest income	69,191	78,103	(8,912)	-11.4%
Total interest expense	28,095	29,566	(1,471)	-5.0%
TE net interest income	$41,096	$48,537	$(7,441)	-15.3%

Calculation of TE Net Interest Margin
(three months annualized)
TE interest income	$276,764	$312,412	$(35,648)	-11.4%
Total interest expense	112,380	118,264	(5,884)	-5.0%
TE net interest income	164,384	194,148	(29,764)	-15.3%
Average earning assets	$4,060,480	$3,401,051	$659,429	19.4%
TE Net Interest Margin	4.05%	5.71%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change
Total interest income, as reported	218,663	220,268	$(1,605)	-0.7%
Effect of tax exempt loans and
municipal bonds	1,122	873	249	28.5%
TE interest income	219,785	221,141	(1,356)	-0.6%
Total interest expense	85,648	83,158	2,490	3.0%
TE net interest income	134,137	137,983	$(3,846)	-2.8%

Calculation of TE Net Interest Margin
(nine months annualized)
TE interest income	293,047	294,855	$(1,808)	-0.6%
Total interest expense	114,197	110,877	3,320	3.0%
TE net interest income	178,850	183,978	(5,128)	-2.8%
Average earning assets	3,930,090	3,239,878	$690,212	21.3%
TE Net Interest Margin	4.55%	5.68%

Tax equivalent net interest income decreased $7.4 million, or 15.3%, for the three months ended September 30, 2008, compared to the same period for 2007.  Volume contributed a $6.8 million increase in net interest income, whereas changes in interest rates decreased net interest income by $14.2 million.  For the nine months ended September 30, 2008, tax equivalent net interest income decreased $3.8 million, or 2.8%, compared to the nine months ended September 30, 2008.  Volume contributed an additional $24.0 million, whereas changes in interest rates decreased net interest income by $27.8 million.

The annualized tax equivalent net interest margin for the three months ended September 30, 2008, decreased 166 basis points (“bps”) to 4.05% from 5.71% for the same period the previous year.  The decrease in the annualized tax equivalent net interest margin was primarily driven by the decrease in yield on average earning assets, offset somewhat by a smaller decrease in the cost on interest bearing liabilities.  In addition, we had $1.9 million of interest accruals reversed as a result of loans being placed in a nonaccrual status which lowered the tax equivalent net interest margin by 18 bps.  For the three months ended September 30, 2008, the yield on average earning assets was 6.78%, down 233 bps from 9.11% for the three months ended September 30, 2007.  For the same period, the yield on average real estate construction loans was down 413 bps and the yield on average real estate land development loans was down 344 bps.

For the nine months ended September 30, 2008, the annualized tax equivalent net interest margin decreased 113 bps to 4.55% from 5.68% for the nine months ended September 30, 2007.  The decrease in the annualized tax equivalent net interest margin was primarily driven by the decrease in the yield on average earning assets.  For the nine months ended September 30, 2008, the yield on average earning assets decreased 166 bps, to 7.47%, from 9.13% for the nine months ended September 30, 2007.  For the same period, the yield on total average loans was down 168 bps.  In addition, total interest accruals reversed during the first nine months of 2008 were $4.0 million, which lowered the year-to-date tax equivalent net interest margin by 13 bps.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Abbreviated quarterly average balance sheet information and net interest income data are shown below (in thousands):

	Quarter Ended	Quarter Ended
	September 30,	September 30,			Current
	2008	2007	$ Change	% Change	Yield/Cost
ASSETS
Loans:
Commercial and industrial	$458,330	$382,669	$75,661	19.8%	7.12%
Real estate:
Commercial	1,055,207	916,331	138,876	15.2%	7.60%
Construction	1,051,884	923,699	128,185	13.9%	6.30%
Land development	602,436	492,156	110,280	22.4%	6.84%
Completed lots	241,036	206,465	34,571	16.7%	6.63%
Residential 1-4 family	365,365	257,774	107,591	41.7%	7.25%
Installment and other loans	69,163	63,406	5,757	9.1%	8.20%
Total loans	3,843,421	3,242,500	600,921	18.5%	6.99%
Securities	158,891	109,044	49,847	45.7%	3.57%
Federal funds sold	58,168	49,507	8,661	17.5%	1.87%
Total earning assets	4,060,480	3,401,051	659,429	19.4%	6.78%
Total assets	$4,221,730	$3,540,828	$680,902	19.2%

LIABILITIES
Noninterest bearing deposits	$386,896	$403,663	$(16,767)	-4.2%
Interest bearing deposits:
NOW, money market & sweep	586,319	751,625	(165,306)	-22.0%	1.42%
Savings	392,552	258,733	133,819	51.7%	2.19%
Time certificates	2,008,838	1,390,167	618,671	44.5%	3.99%
Total interest bearing deposits	2,987,709	2,400,525	587,184	24.5%	3.25%
Total deposits	3,374,605	2,804,188	570,417	20.3%
Federal funds purchased
and repurchase agreements	33,631	21,679	11,952	55.1%	1.49%
FHLB advances	329,985	289,918	40,067	13.8%	4.23%
Junior subordinated debt	5,156	5,156	-	0.0%	5.30%
Total interest bearing liabilities	3,356,481	2,717,278	639,203	23.5%	3.33%
Shareowners' equity	464,500	388,758	75,742	19.5%
Total liabilities and shareowners' equity	$4,221,730	$3,540,828	$680,902	19.2%

Earning Assets

At the end of the third quarter of 2008 and 2007, average total earning assets as a percent of average total assets were 96.2% and 96.1%, respectively.  This ratio indicates how efficiently assets are being utilized.

For the third quarter of 2008, average earning assets increased $659.4 million, or 19.4%, to $4.06 billion, compared to $3.40 billion for the third quarter of 2007.  The TE yield on total earning assets decreased 233 basis points (bps) in the third quarter of 2008, to 6.78%, compared to 9.11% in the third quarter of 2007.   The $8.9 million decrease in TE interest income in the current quarter, compared to a year ago, is primarily attributable to rate, which reduced interest income by $23.6 million, whereas volume contributed an additional $14.7 million.

Total loans decreased in yield from 9.34% in the third quarter 2007, to 6.99% in the current quarter, a decrease of 235 bps, or 25.2%.  For the same period, TE interest income on loans decreased $8.9 million, with volume contributing an additional $14.0 million, offset by a $22.9 million reduction due to rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Bearing Liabilities

The $639.2 million, or 23.5%, increase in the average balance of total interest bearing liabilities during the third quarter of 2008 increased interest expense by $7.9 million and the decrease in rates paid on interest bearing liabilities decreased interest expense by $9.4 million, for a net decrease in interest expense of $1.5 million from the quarter ended September 30, 2007, compared to the quarter ended September 30, 2008.

The increase in the average balance of interest bearing deposits of $587.2 million, or 24.5%, increased interest expense by $7.3 million, and the rate paid on interest bearing deposits decreased interest expense by $8.8 million, for a net decrease of $1.5 million from the quarter ended September 30, 2007 to September 30, 2008.

Noninterest income and expense – Three Months Ended September 30, 2008 and 2007

Total noninterest income for the three months ended September 30, 2008, decreased $6.7 million, or 189.7%, to a loss of $3.2 million compared to income of $3.5 million for the three months ended September 30, 2007.  Primarily contributing to this loss was a $6.4 million (pre-tax) provision for loss on securities and a $1.0 million loss on sale of securities.  During the third quarter of 2008, we recognized other than temporary impairment losses on Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers bond and preferred stock.  In addition, we sold one Washington Mutual bond for a $1.0 million loss during the third quarter of 2008.

Total noninterest expense was $22.1 million for the three months ended September 30, 2008, compared to $19.1 million for the three months ended September 30, 2007, an increase of $2.9 million, or 15.3%.  For the period, occupancy expense increased $707 thousand, of which $282 thousand related to additional depreciation expense and $190 thousand to furniture and equipment expense.  Late in the second quarter of 2008, we began depreciating a new building located at our Corporate Headquarters in Everett, Washington.  Other noninterest expense increased $2.0 million and primarily related to a $1.6 million increase in FDIC insurance assessments. During 2007, we received a one-time assessment credit from the FDIC of approximately $1.2 million, to offset future assessments as required by the Federal Deposit Insurance Reform Act of 2005.

Banks and bank holding companies use a computation called the “efficiency ratio” to measure the level of overhead expense incurred to generate net interest income.  This ratio is then compared to others in the industry.  The ratio is calculated by dividing total noninterest expense (less intangible amortization expense, certain losses and other nonrecurring charges) by the sum of TE net interest income and other noninterest income (less the same type of non-recurring items).  When evaluating the efficiency ratio, the lower the number, the more efficient the organization.  Our efficiency ratio for the third quarter 2008 was 49% and 36% for the third quarter of 2007, and places us among the industry leaders.

Noninterest income and expense – Nine Months Ended September 30, 2008 and 2007

Total noninterest income decreased $2.2 million, or 22.9%, to $7.3 million for the nine months ended September 30, 2008, compared to $9.5 million for the nine months ended September 30, 2007.  The major component of this decrease was the $6.4 million (pre-tax) provision for loss on securities, partially offset by the $2.4 million increase in gain on sale of securities.  During the third quarter of 2008, we recognized other than temporary impairment losses on Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers bond and preferred stock.  For the nine months ended September 30, 2008, we sold our interest in Skagit State Bank for a gain of $2.0 million and recognized a $1.0 million loss on the sale of a Washington Mutual bond.

For the nine months ended September 30, 2008, service charges increased $727 thousand, or 21.4%, and other noninterest income increased $1.2 million, or 20.4%, compared to the nine months ended September 30, 2007.  The increase in service charges is primarily attributable to an increase in account analysis fees and overdraft fees.  Increases in debit card and ATM transactions contributed an additional $770 thousand to other noninterest income.

Total noninterest expense increased $8.3 million, or 14.7%, to $65.1 million for the nine months ended September 30, 2008, compared to $56.8 million for the nine months ended September 30, 2007.  The majority of the increase is attributable to increases in salaries and employee benefits and occupancy expense.  At September 30, 2008, there were 827 full time equivalent (“FTE”) employees, compared to 769 at September 30, 2007, an increase of 7.5%.  For the same period, occupancy expense increased $1.3 million, or 17.9%.  The increase in occupancy expense is primarily attributable to branch expansion, including our fourth quarter 2007 merger with Bank of Salem in which we acquired three branches.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also, as previously announced on May 29, 2008, we received a notice from Washington Banking Company (“WBCO”) purporting to terminate our merger agreement dated September 26, 2007.  For the nine months ended September 30, 2008, $729 thousand (pre-tax) of costs and expenses incurred in connection with the transaction were expensed.

Allowance for Loan Losses

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable loan losses.  Management’s determination of the level of the provision for loan losses is based on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, the evaluation of credit risk related to specific credits and market segments, and monitoring results from our ongoing internal credit review process.  Management also reviews the growth and terms of loans so that the allowance can be adjusted for probable losses.  The allowance methodology takes into account that the loan loss reserve will change at different points in time based on economic conditions, credit performance, loan mix, collateral values and other factors.

Management and the Board review policies and procedures at least annually, and changes are made to reflect the current operating environment integrated with regulatory requirements.  Partly out of these policies has evolved an internal credit risk review process.  During this process, the quality grades of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk.  This analysis is performed quarterly and reviewed by senior management who makes the determination if the risk is reasonable, and if the reserve is adequate.   This quarterly analysis is then reviewed and approved by the Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses, loan charge offs and loan recoveries are summarized as follows (in thousands):
	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007
Beginning balance	$57,658	$44,195

Provision for loan losses	75,600	11,400

Charge offs:
Commercial and industrial	(1,167)	(1,183)
Real estate:
Commercial	-	-
Construction	(17,316)	(201)
Land development	(1,050)	-
Completed lots	(4,031)	-
Residential 1-4 family	(250)	(300)
Installment and other	(246)	(222)
Total charge offs	(24,060)	(1,906)

Recoveries:
Commercial and industrial	237	845
Real estate:
Commercial	-	-
Construction	9	-
Land development	-	-
Completed lots	5	-
Residential 1-4 family	-	-
Installment and other	23	141
Total recoveries	274	986

Net (charge offs) recoveries	(23,786)	(920)

Reserve acquired in merger	-	2,983
Balance before portion identified for
undisbursed loans	109,472	57,658
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(2,837)	(3,663)
Balance at end of period	$106,635	$53,995

Average loans for the period	$3,752,429	$3,185,751

Ratio of net charge offs to average
loans outstanding during the period	0.63%	0.03%

At September 30, 2008, the allowance for loan loss totaled $106.6 million, or 2.78% of total loans, as compared to $54.0 million, or 1.49% of total loans at December 31, 2007.  Including the allocation for undisbursed loans of $2.8 million would result in a total allowance of $109.5 million, or 2.86% of total loans outstanding at September 30, 2008.  This compares to the undisbursed allocation of $3.7 million, for a total allowance of $57.7 million, or 1.60% of total loans outstanding at December 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for loan losses

The provision for loan losses for the nine months ended September 30, 2008, totaled $75.6 million.  The significant increase in the provision for loan losses is primarily attributable to an increase in nonperforming assets, downgrades within the portfolio related to the downturn in the housing market and an increase in net charge offs.  For the quarters ended September 30, 2008, June 30, 2008 and March 31, 2008, we recorded provisions for loan losses of $42.1 million, $24.5 million and $9.0 million, respectively.

Net charge offs

For the nine months ended September 30, 2008, net charge offs totaled $23.8 million, compared to $920 thousand for the entire fiscal year 2007.   For the quarters ended September 30, 2008, June 30, 2008 and March 31, 2008, net charge offs totaled $14.3 million, $6.5 million and $3.0 million, respectively.  For the nine months ended September 30, 2008, net charge offs related to real estate construction, land development and completed lots accounted for $22.4 million, or 94.1%, of the total net charge offs for the period.  Most of the charge offs for the period were partial charge offs involving various real estate related projects to bring the loan down to expected realizable value.  The largest charge off for the period, approximately $5.3 million, involved a condominium project located in King County, Washington.

Reserve for undisbursed loans

At September 30, 2008, the portion of the loan loss reserve identified for undisbursed loans totaled $2.8 million, compared to $3.7 million at December 31, 2007, a decrease of 22.5%.  This decrease is primarily attributable to the decrease in undisbursed loan commitments as well as the overall decrease in loan originations.  At September 30, 2008, undisbursed loan commitments totaled $650.8 million, compared to $873.2 million at December 31, 2007.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets are summarized as follows (in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial and industrial	$1,256	0.6%	$159	0.7%
Real estate:
Commercial	2,986	1.4%	-	0.0%
Construction	135,419	64.9%	19,842	93.4%
Land development	40,602	19.4%	-	0.0%
Completed lots	17,949	8.6%	804	3.8%
Residential 1-4 family	6,985	3.3%	93	0.4%
Installment and other	-	0.0%	10	0.0%
Total nonaccruing loans	205,197	98.2%	20,908	98.3%

Other real estate owned	3,693	1.8%	367	1.7%
Total nonperforming assets	$208,890	100.0%	$21,275	100.0%

Restructured loans	-		-

Total loans at end of period (1)	$3,832,052		$3,612,122
Total assets at end of period	$4,244,963		$3,995,689

Total nonaccruing loans to total loans	5.35%		0.58%
Total nonaccruing loans to total assets	4.83%		0.52%

Total nonperforming assets to total loans	5.45%		0.59%
Total nonperforming assets to total assets	4.92%		0.53%

(1) Includes loans held for resale.

For nonaccrual loans, it is our practice to discontinue accruing interest on virtually all loans that are delinquent in excess of 90 days regardless of risk of loss, collateral, etc.  Some problem loans which are less than 90 days delinquent are also placed into nonaccrual status if the success of collecting full principal and interest in a timely manner is in doubt and some loans will remain in nonaccrual status even after improved performance until a consistent timely payment pattern is exhibited and/or timely performance is considered to be likely.  For the nine months ended September 30, 2008, we reversed interest accruals totaling $4.0 million.  Conversely, for the nine months ended September 30, 2007, we collected $263 thousand of previously reversed interest accruals.

Nonaccrual loans increased $184.3 million, to $205.2 million at September 30, 2008, compared to $20.9 million at December 31, 2007.  The ratio of nonaccrual loans to total assets at September 30, 2008, was 4.83% compared to 0.52% at December 31, 2007.  At September 30, 2008, loans on nonaccrual status range in balances from $1 thousand to $9.7 million. The allowance for loan losses related to these loans was approximately $8.9 million at September 30, 2008, and $1.6 million at December 31, 2007.  Efforts are continuing to collect these loans with a number involving some measure of legal action.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value less selling costs, if collateral dependent.  The costs related to completion, repair, maintenance or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or expense.

The following table presents activity in the OREO portfolio (in thousands):

	Nine Months Ended September 30, 2008		Twelve Months Ended December 31, 2007
	Amount	Number	Amount	Number
Beginning balance	$367	1	$-	-
Additions to OREO	5,143	23	367	1
Capitalized improvements	513		-
Valuation adjustments	(68)		-
Disposition of OREO	(2,262)	(9)	-	-
Ending balance	$3,693	15	$367	1

At September 30, 2008, we had 15 OREO properties, representing five separate borrowers, with a total carrying value of $3.7 million.  At December 31, 2007, we had one OREO property with a carrying value of $367 thousand, which was sold during the first quarter of 2008 for a nominal gain.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Concentrations

The table below indicates the loan portfolio mix as of the dates indicated, including loans held for resale and net of deferred loan fees (in thousands):

	September 30, 2008		December 31, 2007
	Amount	% of total	Amount	% of total
Commercial and industrial	$452,286	11.8%	$402,569	11.1%
Real estate loans:
Commercial	1,049,939	27.4%	1,003,916	27.8%
Construction	1,030,591	26.9%	1,062,662	29.4%
Land development	607,501	15.9%	537,410	14.9%
Completed lots	242,234	6.3%	249,573	6.9%
Residential 1-4 family	379,485	9.9%	288,571	8.0%
Installment and other	70,016	1.8%	67,421	1.9%
Total	$3,832,052	100.0%	$3,612,122	100.0%

As shown in the table above, we have a high concentration in commercial real estate, construction and land development related lending.   The commercial real estate portfolio generally consists of mortgages on a wide cross-section of retail, small office, warehouse and industrial type properties.   These loans are principally secured by first deeds of trust with maturities from 3 to 10 years and original loan to value ratios generally from 65% to 75%.  A substantial number of these properties are owner occupied.

Real estate construction and land development loans are generally composed of commitments to customers within our market area for construction purposes.  Loans within this category are used for projects ranging from residential and commercial land development to residential and commercial building projects.  They are generally secured by first deeds of trust and personally guaranteed by the principals of the borrower.  Maturities are set to match the time required for project completion, which typically run from 12 to 18 months depending on complexity.

While we have significant balances within these lending categories, we have purposely limited the amount of new originations related to real estate construction, land development and completed lot loans over the period due to the downturn in the economy, resulting elevated inventory levels in our markets and our efforts to reduce the overall level of these loans in our portfolio. The increase in real estate land development loans over the period is primarily related to advances on previous commitments.  We are currently not pursuing new builder relationships.

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

Management has the ability to access many sources of liquidity, such as the sale of available for sale securities, additional borrowings from the FHLB, and borrowings from the Federal Reserve Bank, wholesale deposits or additional borrowings at correspondent banks.  At September 30, 2008, we had $1.17 billion of total liquidity available.  We have a policy that liquidity to total assets be maintained at a minimum of 12.5%.  At September 30, 2008, liquidity to total assets was 27.5%.

We have an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insurance on deposits in excess of the current deposit limits.  This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar.  CDARS deposits can be reciprocal or one-way, but it is our intent to participate reciprocally.  This product is designed to enhance our ability to attract and retain customers by providing additional FDIC insurance as well as increasing liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2008, we had outstanding loan commitments totaling $670.0 million, including undisbursed loans in process of $650.8 million.  In the opinion of management, there are adequate resources to fund all outstanding loan commitments.  The statements of cash flows on pages 3 and 4 of this report provides information on the sources and uses of cash for the respective year-to-date periods ending September 30, 2008 and 2007.

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

We use a simulation model to estimate the impact of changing interest rates on earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of September 30, 2008, the model predicted that net income would increase if interest rates rise or decline.  Over a one-year horizon, if rates increased by 2%, net income is estimated to increase by $4.9 million.  Also, assuming a one-year horizon, if rates declined by 1.5%, net income is estimated to increase by approximately $2.9 million.  These amounts are embedded with a convexity impact of approximately a positive $20.4 million and a negative $4.7 million, respectively.  Convexity assumptions are those which estimate changes in customer and bank behavior which may occur when interest rates change.  The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Capital – September 30, 2008/December 31, 2007

Consolidated capital for financial statement purposes at September 30, 2008, was $443.7 million, compared to $459.6 million at December 31, 2007, a decrease of $15.9 million.  During the first nine months of 2008, we paid cash dividends totaling $19.6 million.

On September 22, 2008, the Board of Directors declared a $0.06 per share quarterly cash dividend to shareowners of record as of October 7, 2008, payable October 21, 2008.  During the second quarter of 2008, the decision to reduce the quarterly cash dividend came as a result of our concern over the continuing deterioration in the housing market and the impact on many of our borrowers.  In addition, capital preservation was a contributing factor in reducing the quarterly cash dividend.

It is our policy that capital be maintained above the point where, for regulatory purposes, it would continue to be classified as “well capitalized.”  As of September 30, 2008, the Bank was in compliance with that policy and exceeded minimum regulatory ratios.

Management constantly monitors the level of capital, considering, among other things, our present and anticipated needs, current market conditions and other relevant factors, including regulatory requirements, which may necessitate changes in the level of capital.

We are currently evaluating the TARP Capital Purchase Program.  See "Business Developments."

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in information regarding quantitative and qualitative disclosures about market risk at September 30, 2008, from the information presented in Item 7A. Quantitative and Qualitative Disclosures about Market Risk on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of September 30, 2008. Based upon that evaluation, they concluded as of September 30, 2008, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of September 30, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations), to which we are a party or for which any of our property is the subject.

ITEM 1A.  RISK FACTORS

We are supplementing the risk factors from our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.  Any of the following risk factors, as well as those described in the Form 10-K, could materially and adversely affect our business, financial condition and results of operations and these are not the only risks that we may face.  Many of these factors are beyond our control, and in addition to the following risk factors, you should read carefully the factors described in “Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.  Additional risks and uncertainties not currently known to us may also materially and adversely affect our business, financial condition or results of operations.

We are experiencing deterioration in our loan portfolio, centered in our residential construction and land development loans.

As of September 30, 2008, approximately 86.4% of our loan portfolio was comprised of loans secured by real estate, including construction, land development and residential real estate loans.  We are experiencing difficulties in our loan portfolio, particularly our residential construction and land development.  Many of these loans are maturing and classified as nonperforming assets while we work with the borrowers to maximize our recovery.  If loan payments from borrowers are over 90 days past due, the loans are placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income.  In the first three quarters of 2008, our nonaccrual loans increased significantly, from $20.9 million to $205.2 million, primarily as a result of construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available.  Therefore, the contraction or expansion of our nonaccrual loan portfolio and OREO properties in future periods will depend upon our ongoing collection efforts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The continued downturn in our real estate market areas could cause collateral for loans made by us to decline in value and loan delinquencies and nonperforming assets to increase.

The continued downturn in our real estate market areas could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Due to unforeseen circumstances, the allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans.  We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the U.S. to provide for such defaults and other nonperformance. At September 30, 2008, our allowance for loan losses as a percentage of total loans was 2.78%.  The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in our real estate markets and interest rates that are beyond our control.  Our underwriting policies, credit monitoring processes and risk management systems and controls may not prevent unexpected losses.  Our allowance for loan losses may not be adequate to cover actual loan losses.  Any required increase in our allowance for loan losses would adversely affect our earnings.

ITEM 1A.  RISK FACTORS (Continued)

Defaults and related losses in our residential construction and land development loan portfolio could be greater than currently anticipated and could result in a significant increase in other real estate owned (“OREO”) balances and number of properties to be disposed of, which would adversely affect our financial results.

Actual losses related to loans in our residential construction and land development loans may be greater then anticipated, resulting in additional provision for credit losses in future periods. In addition, as part of our collection process for all nonperforming loans, we may foreclose on and take title to the real estate serving as collateral for the loan.  Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned property.  We expect to take additional properties into OREO.  Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of residences prior to sale.  Any decrease in sale prices on homes may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held in OREO.  We will also be at risk of further declines in real estate prices in the market areas in which we conduct our lending business.

A significant decline in our market value could result in a permanent impairment of goodwill.

Recently, our common stock has been trading at a price near or below our book value, including goodwill and other intangible assets.  If a permanent impairment of goodwill was deemed to exist, we could be required under GAAP to write down a portion of our intangible asset resulting in an accounting charge to our earnings.   At September 30, 2008, goodwill totaled $77.1 million.

We may need to raise additional capital which may not be available or may adversely affect existing shareowners. Alternatively, we may have to take other steps to preserve capital.

We may need to raise additional capital in the future through financings to maintain desired levels of capital ratios, to improve our financial condition, or to increase liquidity available for operations.  Any equity or debt financing, if available at all, may not be available on terms that are favorable to us.  In the case of equity financings, dilution to our existing shareowners could result and, in any case, securities issued may have rights, preferences and privileges that are senior to those of our current shareowners. Debt financing could also negatively affect future earnings due to interest charges.  In the event additional capital is projected to be needed and is unavailable on acceptable terms through available financing sources, we may need to take further steps to preserve capital, including possibly slowing our lending activities and new loan commitments, selling certain assets, increasing loan participations, reducing or eliminating our cash dividend to shareowners and/or other steps.

Market and other constraints on our construction loan origination volume are expected to lead to decreases in our interest and fee income that are not expected to be fully offset by reductions in our noninterest expenses.

Due to existing conditions in housing markets in the areas where we operate and other factors, we project our construction loan originations to be materially constrained for the remainder of 2008 and early 2009.  This will lower interest income and fees generated from this part of our business.  Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total noninterest expense.  We expect that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.

The value of certain securities in our portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain securities held within our portfolio has become more volatile over the past year.  These volatile markets may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities.  There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income, equity and capital ratios.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares during the three and nine months ended September 30, 2008.  As of September 30, 2008, the previously approved program expired and was not renewed.

On September 22, 2008, the Board of Directors declared a $0.06 per share quarterly cash dividend to shareowners of record as of October 7, 2008, payable October 21, 2008.

Our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities.  At September 30, 2008, interest on outstanding trust preferred securities was current.  See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations –Capital.”

FFC is a legal entity separate and distinct from Frontier Bank.  Because FFC is a bank holding company with no significant assets other than Frontier Bank, FFC is dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on February 29, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

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
October 31, 2008

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
October 31, 2008