Form 10-K
FRONTIER FINANCIAL CORP /WA/
filed 2009-03-12
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Large Accelerated filer [   ] Accelerated filer [ x ] Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

As of June 30, 2008, 47,010,131 shares of common stock were owned by non-affiliates, with an aggregate market value of $400,526,316 (based upon the closing market price of $8.52 per share).

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of March 2, 2009, was 47,131,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2008 – Parts I and II.

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2009 Annual Meeting of Shareholders, to be held on April 15, 2009 – Part III.

PART I

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	changes in general economic conditions, either nationally or locally in western Washington and Oregon;

•	the extent and duration of continued economic, credit and financial market disruptions and governmental actions to address these disruptions;

•	inflation, interest rate, market and monetary fluctuations;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•
the adequacy of our credit risk management and the allowance for loan losses, asset quality and our ability to collect on delinquent loans, including residential construction and land development loans;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, within the markets in which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

•
our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation or other regulatory proceedings;

•	our success at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. In addition, we may make certain statements in future Securities and Exchange Commission (“SEC”) filings, in press releases and in oral and written statements that are not statements of historical fact and may constitute forward-looking statements.

ITEM 1.	BUSINESS

General

Frontier Financial Corporation (“FFC”, “Frontier”, “the Corporation”, “we”, “our” or “us”) is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956.  At December 31, 2008, FFC had one subsidiary, Frontier Bank, which is engaged in a general banking business and in businesses related to banking.  Effective December 30, 2008, FFP, Inc., a nonbank corporation, which leased property to the Bank, was merged into the Bank.

The Bank

Frontier Bank is a Washington state chartered commercial bank with headquarters located in Everett, Snohomish County, Washington.  The Bank was founded in September 1978, by Robert J. Dickson and local business persons and is an “insured bank” as defined in the Federal Deposit Insurance Act.

We engage in general banking business in Washington and Oregon, including the acceptance of demand, savings and time deposits and the origination of loans.  As of the end of 2008, we serve our customers from fifty-one offices.  In Snohomish County, four offices are located in Everett, and one office each is located in Arlington, Edmonds, Lake Stevens, Marysville, Mill Creek, Monroe, Lynnwood, Smokey Point, Snohomish and Stanwood.  Seven offices are located in Pierce County in the cities of Buckley, Edgewood-Milton, Orting, Puyallup, Sumner, Tacoma and University Place.  Frontier has thirteen branches in King County, one each in Ballard (Seattle), Bellevue, Bothell, Duvall, Fremont (Seattle), Kent, Kirkland, Lake City (Seattle), Redmond, Renton, Seattle, Totem Lake (Kirkland) and Woodinville.  In addition, the following fourteen branches are located in Clallam, Jefferson, Kitsap, Skagit, Thurston and Whatcom Counties: two branches each in Bellingham and Poulsbo, and one each in Bainbridge Island, Bremerton, Gig Harbor, Lacey, Lynden, Mount Vernon, Port Angeles, Port Townsend, Sequim and Silverdale.

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

Banking Services

We provide a full range of consumer banking services including savings accounts, checking accounts, installment and commercial lending, safe deposit facilities, time deposits and other consumer and business related financial services.  In addition to consumer-oriented activities, we maintain a commercial lending program, servicing individuals and businesses headquartered in our principal market areas.

Lending Activities

Historically, our focus has been on real estate construction lending, but we are currently in the process of diversifying our loan portfolio.  Due to the downturn in the economy and the negative impact on the local housing market, we are rebalancing our loan portfolio to include more commercial and industrial business and consumer loans.   See page 4 for a summary of loan category amounts for the last five years.

Real Estate Loans

Real estate loans represented the largest share of our loan portfolio at December 31, 2008.  These loans are comprised of commercial real estate term loans, construction loans, land development loans, completed lot loans and residential 1-4 family loans.  As noted above, we are in the process of diversifying our loan portfolio.  For the most part, we are not currently originating real estate construction, land development or completed lot loans.  The construction loan portfolio is comprised of two types:

1.	Loans for construction of residential and commercial income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with our base rate.

2.	Loans for construction of single-family speculation and owner-occupied properties that generally have terms of one year or less and typically bear an interest rate that floats with our base rate.

Our commercial real estate term loans finance the purchase and/or ownership of income producing properties.   These loans generally mature in one to ten years with a payment amortization schedule ranging from 15 to 25 years.  Interest rates may be fixed or variable.  The interest rates on fixed rate loans typically reprice between the first and fifth year.

Land development loans are used for either residential or commercial purposes.  These loans generally have terms of one year or less and typically bear an interest rate that floats with our base rate.

Residential 1-4 family loans include various types of loans for which residential real property is held as collateral.  These loans, collateralized by 1-4 family residences, typically have maturities between one and five years with payment amortization schedules ranging from 10 to 20 years.  Residential 1-4 family loans are written with both fixed and variable rates.

We also originate and sell residential 1-4 family loans into the secondary market.  We offer a variety of products for refinancing and purchases and are approved to originate FHA and VA loans.  The majority of loans originated in 2008 were fixed rate single-family loans.  Total loans sold in 2008 were approximately $94.8 million.  Servicing is sold with the loan.  Funding requirements for these loans are minimal as few of these loans are retained for investment.

Commercial and Industrial Loans

This category of loans includes both commercial and industrial loans used to provide working capital or for specific purposes, such as to finance the purchase of fixed assets, equipment or inventory.   Commercial loans include lines of credit and term loans.  Lines of credit are extended to businesses based on the financial strength and integrity of the borrower, are generally collateralized by short-term assets such as accounts receivable and have a maturity of one year or less.  Such lines of credit bear an interest rate that floats with our base rate or another established index.  Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance a business purchase.  Commercial term loans generally mature within one to five years.  They may be collateralized by the asset being acquired or other available assets.  These term loans will generally bear interest that either floats with our base rate or another established index or is fixed for the term of the loan.  Industrial loans generally consist of farm related credits used to finance operating expenses.  These loans generally have terms of one year and bear interest that either floats with our base rate or is fixed for the term of the loan.  These loans are generally collateralized by farm related assets including land, equipment, crops or livestock.

Installment Loans

We provide loans for consumer use, including: auto loans, boat loans, home improvement loans, revolving lines of credit, VISA credit cards and other loans typically made by banks to individual borrowers.  These loans generally have terms ranging from one to five years, with up to 20-year amortizations and are written with both fixed and variable rates.

Concentrations of Credit

The following chart indicates the amount of loans, net of deferred fees, and as a percent of total loans for the years ended December 31 (in thousands):

	2008	2007	2006	2005	2004

Real estate commercial loans	$1,044,833	$1,003,916	$897,714	$859,251	$848,737

Real estate construction loans	$949,909	$1,062,662	$735,926	$554,021	$342,287

Real estate land development loans	$580,453	$537,410	$399,950	$269,662	$182,032

Total loans at end of period	$3,778,733	$3,612,122	$2,908,000	$2,389,224	$1,977,521

Real estate commercial loans
as a percent of total loans	27.7%	27.8%	30.9%	36.0%	42.9%
Real estate construction loans
as a percent of total loans	25.1%	29.4%	25.3%	23.2%	17.3%
Real estate land development loans
as a percent of total loans	15.4%	14.9%	13.8%	11.3%	9.2%

Investment Activities

From time to time, we acquire investment securities when funds received through deposit activities exceed loan demand or when there are collateral requirements  When excess funds are considered temporary in nature by management, they are typically placed in federal funds sold on an overnight basis to correspondent banks, approved by the Board of Directors.  This type of investment is not considered desirable, as the interest rate earned on these funds is minimal in nature.  When funds are considered longer term, they are generally invested in securities purchased in the open market.  At December 31, 2008, we had investments with an amortized cost totaling $97.3 million.  Please see Note 4 of our 2008 Annual Report for details on the makeup of the portfolio.  We have an investment policy that generally permits purchasing securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization.  The investment policy also provides for maturity patterns, diversification of investments and avoidance of concentrations within the portfolio.

Deposit Activities and Other Funding Sources

Our primary source of funds has historically been customer deposits.  We offer a variety of accounts designed to attract both short-term and long-term deposits in our market area.  These accounts include demand (checking), NOW, money market, sweep, savings and certificates of deposit.  Interest rates paid on these accounts vary from time to time and are based on competitive factors and liquidity needs.  One of our goals is to maintain noninterest-bearing deposits at the highest level possible.  These are low cost funds and help to increase the net interest margin.  Noninterest-bearing accounts comprised 12.1% of total deposits at December 31, 2008.

We have other funding sources such as Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and repurchase agreements.  The major source of funds in this area is advances from the FHLB of Seattle.  Although this source of funding can be more costly than deposit activities, large portions of funds are available very quickly for meeting loan commitments.   Our line of credit with the FHLB is approximately 15% of qualifying Bank assets and is collateralized by qualifying first residential 1-4 family loans, qualifying commercial real estate and government agency securities. At December 31, 2008, we had FHLB advances totaling $429.4 million (please refer to Note 10 in the Annual Report to Shareholders for detail regarding these advances).  These advances were collateralized with $942.3 million in qualifying first residential 1-4 family, other certain assets and FHLB stock.  No commercial real estate or government securities were pledged at year end.  The unused portion of this credit line at December 31, 2008, was $187.8 million.

Other Financial Services

We offer other financial services complementary to banking, including an insurance and investment center that markets annuities, life insurance products and mutual funds to our customers and the general public, a trust department that offers a full array of trust services and a private banking department to provide personal service to high net worth customers.

Business Strategy

Our current business strategies are as follows:

•	Proactively managing credit quality and loan collections and improving asset quality.

•	Diversifying our loan portfolio by emphasizing commercial and industrial lending through our existing branches.

•	Managing liquidity and improving our capital position in compliance with regulatory guidelines.

•	Continuing to seek out reasonable expense reduction measures.

•	Increasing core deposits to fund loan growth and maintaining net interest margins through an enhanced branch network and online banking.

Competition

The banking industry is highly competitive. We face strong competition in attracting deposits and in originating loans. The most direct competition for deposits has historically come from other commercial banks, saving institutions and credit unions located in our primary market areas. As with all banking organizations, we also have competition from non-banking sources, including mutual funds, corporate and governmental debt securities and other investment alternatives. We expect increasing competition from other financial institutions and non-banking sources in the future. Many of our competitors have more significant financial resources, larger market share and greater name recognition than us. The existence of such competitors may make it difficult for us to achieve our financial goals.

Competition has further increased as a result of Washington banking laws that permit statewide branching of Washington domiciled financial institutions and acquisitions of Washington-based financial institutions by out-of-state bank holding companies. We believe that the principal competitive factors affecting our markets include interest rates paid on deposits and charged on loans, the range of banking products available and customer service and support. Although we believe that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial resources.

Our competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies. We compete for loans principally through the efficiency, timeliness and quality of the services we provide borrowers, real estate brokers and home builders, and the interest rates and loan fees we charge.

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

Changes in technology, mostly from the growing use of computers and computer-based technology, present competitive challenges. Large banking institutions typically have the ability to devote significantly more resources to developing and maintaining technology-based services such as on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans. Some new banking competitors offer all of these services online. Customers who bank by computer or by telephone may not need to go to a branch location in person. Our high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. We believe a personal approach to banking is a competitive advantage, one that will remain popular in the communities that we serve. However, customer preferences may change, and the rapid growth of online banking could, at some point, render our personal, branch-based approach less desirable. We believe we have reduced this risk by expanding our on-line banking services to our customers, and by continuing to provide 24-hour banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

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

Compliance

In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer and engage an independent compliance auditing firm. We are regularly reviewed or audited by the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions, Division of Banks (“DFI”), during which examinations such agencies assess our compliance with applicable laws and regulations.

Federal Bank Holding Company Regulation

General: Frontier Financial Corporation, Inc. is a registered bank holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. FFC must file reports with the Federal Reserve and must provide it with such additional information as it may require.

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

Financial Holding Company Status: Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature.  FFC became a financial holding company as of October 28, 2000, but reverted back to a bank holding company subsequent to December 31, 2008.

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

Transactions with Affiliates: Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of future dividends, interest and operational expenses.

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

Safety and Soundness Standards: Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Washington state law, if the shareholders’ equity of a Washington state-chartered bank becomes impaired, the Commissioner of the Washington DFI will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.

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

•
Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

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

Federal Home Loan Bank System: The Federal Home Loan Bank system, of which the Bank is a member, consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and residential 1-4 family loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of its residential 1-4 loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

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

Commercial Real Estate Guidance: The FDIC and the Federal Reserve Board issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices on December 6, 2006. The Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years; or (2) construction and land development loans exceed 100% of capital. The Guidance does not limit banks’ levels of commercial real estate lending activities. The Guidance applies to the Bank, based on our current loan portfolio. We believe that our loan portfolio has been subject to rigorous examination by banking regulators and our own credit review function and that we are taking appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the Guidance to adversely affect our operations or our ability to execute our business strategy.

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

Deposit Insurance

Our deposits are generally insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund administered by the FDIC.  In addition, we are participating in the FDIC Insurance Temporary Liquidity Guarantee Program, in which all noninterest bearing transaction deposit accounts are fully insured until December 31, 2009. We are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Recent legislative reform to modernize the Federal Deposit Insurance System merged the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund, and also:

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

Tier I and Tier II Capital:  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

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

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud.  SOX established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also: (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

Employees

At December 31, 2008, we had 799 full-time equivalent (“FTE”) employees, of which 792 were employed in our wholly-owned subsidiary, Frontier Bank, and 7 were engaged in our bank holding company, Frontier Financial Corporation.  The employees are not represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

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

In addition to general investment risks and the other information contained in this report or incorporated by reference, including the consolidated financial statements and the notes thereto, “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our securities, you should carefully consider the risks described below. Any of these risks could significantly and adversely affect our business, prospects, financial condition and results of operations. If one or more of these risks and uncertainties is realized, the trading price of our common shares or the value of our other securities could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Risks Related To Our Business and Market

The continued downturn in our real estate market areas and weakness in the economy could adversely affect our financial condition and profitability.

Our retail banking and lending are concentrated in western Washington and northwest Oregon.  As a result of this geographic concentration, our financial condition and earnings largely depend upon economic conditions in these areas, although they also depend on economic conditions in other areas.

We are currently operating in a challenging and uncertain economic environment, both nationally and locally. Like other financial institutions, we are being affected by sharp declines in the real estate market, constrained financial markets and a weak economy. Continued declines in real estate values, home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers and demand for our products and services, which could adversely affect our financial condition and earnings, increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

We are experiencing deterioration in our loan portfolio, centered in our real estate construction and land development loans.

At December 31, 2008, approximately 86.1% of our loan portfolio was comprised of loans secured by real estate, including construction, land development, completed lots and residential real estate loans. We are experiencing deterioration in our loan portfolio, centered in our real estate construction and land development loans. Many of these loans are maturing and classified as nonperforming assets while we work with the borrowers to maximize our recovery. If loan payments from borrowers are over 90 days past due, the loans are placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income. During 2008, our nonaccrual loans increased significantly, from $20.9 million to $435.2 million, primarily as a result of construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. The contraction or expansion of our nonaccrual loan portfolio and other real estate owned properties in future periods will depend upon our ongoing collection efforts and changes in market conditions. Additional information regarding credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans.”

Due to unforeseen circumstances, our allowance for loan losses may not be adequate to cover actual losses.

At December 31, 2008, our allowance for loan losses as a percentage of total loans was 2.98%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in our real estate markets and interest rates that are beyond our control. Our underwriting policies, credit monitoring processes and risk management systems and controls may not prevent unexpected losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any required increase in our allowance for loan losses would adversely affect our earnings. Additional information regarding the allowance for loan losses is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses.”

Defaults and related losses in our real estate construction and land development loan portfolios could result in a significant increase in other real estate owned (“OREO”) balances and the number of properties to be disposed of, which would adversely affect our financial results.

As part of our collection process for all nonperforming loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned (“OREO”) property. We expect to take additional properties into OREO. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of improvements prior to sale. Any decrease in sale prices on properties may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held in OREO. We will also be at risk of further declines in real estate prices in the market areas in which we conduct our lending business.

We may need to raise additional capital which may not be available or may adversely affect existing shareholders. Alternatively, we may have to take other steps to preserve capital.

We may need to raise additional capital in the future through financings to maintain desired levels of capital ratios, to improve our financial condition, or to increase liquidity available for operations. Any equity or debt financing, if available at all, may not be available on terms that are favorable to us. In the case of equity financings, dilution to our existing shareholders could result and, in any case, securities issued may have rights, preferences and privileges that are senior to those of our current shareholders. Debt financing could also negatively affect future earnings due to interest charges. If additional capital is projected to be needed and is unavailable on acceptable terms through available financing sources, we may need to take further steps to preserve capital, including further curtailing our lending activities and new loan commitments, selling certain assets, increasing loan participations, and/or other steps.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Corporation is subject to extensive regulation, supervision and examination by the Federal Reserve Board, its holding company regulator, and Frontier Bank is subject to extensive supervision and examination by the Washington Department of Financial Institutions, its chartering authority, and the Federal Deposit Insurance Corporation (“FDIC”), as insurer of Frontier Bank’s deposits. Such regulations and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and our depositors, not our shareholders. For example, the FDIC and the Federal Reserve Board recently issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The Guidance applies to Frontier Bank, based on our current loan portfolio, and we expect that our business and operations will be subject to enhanced regulatory review for the foreseeable future. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action may have a material impact on our operations.

Market and other constraints on our real estate construction loan origination volume are expected to lead to decreases in our interest and fee income that are not expected to be fully offset by reductions in our noninterest expenses.

Due to existing conditions in housing markets in the areas where we operate, the recession and other factors, we project our real estate construction loan originations to be materially constrained in 2009. This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total noninterest expense. We expect that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.

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

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

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

Concern of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from Frontier Bank in an effort to ensure that the amount they have on deposit at the Bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of weak economic conditions in the western Washington and northwest Oregon markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil currently faced by financial institutions and the continued deterioration in credit markets and the economy. Additional information regarding liquidity risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Resources and Capital Requirements.”

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Frontier Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Frontier Bank. The availability of dividends from Frontier Bank is limited by various statutes and regulations. It is possible; depending upon the financial condition of Frontier Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If Frontier Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Frontier Bank would adversely affect our business, financial condition, results of operations and prospects. Additional information regarding dividend restrictions is included in Item 1 of this report captioned “Regulation and Supervision.”

Strong competition within our market areas may limit our growth and adversely affect our operating results.

The banking and financial services industry is highly competitive. We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business and deposits, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our results of operations depend upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase or maintain our interest earning assets. In that regard, the adverse economic conditions that began in 2007 and that have continued into 2009 have significantly reduced our origination of new loans, and we cannot assure you that our total loans or assets will increase or not decline in 2009.

We will be required to pay significantly higher Federal Deposit Insurance Corporation (“FDIC”) premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase. Under the final rule adopted December 16, 2008, Frontier Bank’s assessment rate will increase from 5 to 7 basis points per $100 of deposits to approximately 14 to 30 basis points in 2009. The increased deposit insurance premiums are expected to result in a significant increase in our noninterest expense, which will have a material impact on our results of operations beginning in 2009.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our financial condition and results of operations.

We are subject to operational risk, which may result in incurring financial and reputation losses.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

Approximately 86.1% of our outstanding loan portfolio, at December 31, 2008, was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We may not be able to attract and retain skilled people.

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

Our earnings may be affected by changes in accounting principles and tax laws.

Changes in U.S. generally accepted accounting principles could have a significant adverse effect on our reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance or regulatory measures.

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

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

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

Risks Associated With Our Common Shares

The market price and trading volume of our common shares may be volatile and the value of our other securities may decline as a result of adverse changes in our financial performance, the economy, market conditions and other factors.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. The trading price of the shares of our common shares and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors, including those identified above in “Forward-Looking Statements.”

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system or economy or benefit us.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to the financial crises affecting the banking system and financial markets. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Subsequently, on February 17, 2009, President Obama signed the American Recovery and Reinvestment Act, to stimulate the economy. There can be no assurance, however, as to the actual impact that these programs and legislation or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the economy. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital, and the FDIC approved the temporary liquidity guaranty program, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly-issued senior unsecured debt issued by participating institutions and (2) fully insure noninterest bearing transaction deposit accounts held at participating FDIC-insured institutions. There can be no assurance regarding the specific impact that such measures may have on us – or whether (or to what extent) we will be able to benefit from such programs.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

Shareholders’ interests may be diluted by future equity offerings or transactions.

In the future, we may attempt to increase our capital resources or, if the Corporation’s or Frontier Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of common stock, debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution.

You may not receive any dividends on Frontier common shares.

Holders of our common shares are entitled to receive dividends only when, and if declared by our board of directors. The board of directors recently decided to suspend the payment of dividends on our common shares indefinitely in order to preserve capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in a ninety thousand square foot facility in Everett, Washington, which includes a forty-five thousand square foot office facility addition, which we placed in service during 2008, to consolidate our administrative functions.  Our data processing and operations center are located in a sixteen thousand square foot facility located in Everett, Washington.  In addition to our principal and administrative facilities, we operate 51 offices in western Washington and Oregon.

The Bank owns the properties and buildings housing our principal office, data processing and operations center and 29 of our branch facilities, including the branch in our principal office.  The Bank also owns the buildings for 3 of our branches which are located on leased land.  We lease the land and buildings for 19 of our branch offices.  The leases on our branch offices have expiration dates ranging from 2009 to 2034.

The aggregate monthly rental on our leased properties is approximately $173 thousand.

ITEM 3.	LEGAL PROCEEDINGS

We currently, and from time to time, are subject to claims and lawsuits arising in the ordinary course of business. The ultimate resolution of currently pending proceedings is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “FTBK.”  The high and low sales prices of our common stock, by quarter, during the years ended December 31, 2008 and 2007, are as follows:

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$20.21	$15.06	$29.97	$24.71
Second Quarter	19.90	8.28	26.92	22.21
Third Quarter	17.89	8.72	26.17	20.17
Fourth Quarter	13.10	2.18	25.14	17.50

(b)  We only have one class of stock outstanding, which is common stock.  At March 2, 2009, there were 47,131,853 shares outstanding and there were 11,471 holders of record of our common stock.  The principal market for our common stock is The NASDAQ Stock Market LLC.

(c)  The table below indicates the cash dividends paid on each share of our common stock in the years ended December 31, 2008 and 2007:

Dividend Declared	Record Date	Payment Date
$0.175	January 7, 2008	January 21, 2008
0.180	April 7, 2008	April 21, 2008
0.060	July 8, 2008	July 22, 2008
0.060	October 7, 2008	October 21, 2008

$0.155	January 9, 2007	January 22, 2007
0.160	April 10, 2007	April 24, 2007
0.165	July 10, 2007	July 24, 2007
0.170	October 9, 2007	October 23, 2007

On December 19, 2008, the Board of Directors voted to suspend the payment of the quarterly cash dividend, beginning in the first quarter of 2009.  The Board of Directors determined that the suspension of the cash dividend was prudent to preserve capital in light of current economic conditions.  The payment of dividends is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and liquidity, among other factors.

Additionally, our junior subordinated debt agreement prohibits us from paying dividends on shares of our common stock if we defer payment of interest on outstanding trust preferred securities.  We are current on our interest payments on our trust preferred securities at December 31, 2008.

(d)  On August 16, 2006, the Board of Directors announced the adoption of a stock repurchase plan authorizing us to repurchase 2,263,323 shares of common stock outstanding.  This plan expired in August 2008.  There were no stock repurchases in the fourth quarter of 2008 or for the year ended December 31, 2008.

We also have certain stock option and restricted stock plans which provide for the payment of the option exercise price or withholding taxes by tendering previously owned or recently vested shares.  There were no shares tendered in connection with options exercised for the year ended December 31, 2008.  For the year ended December 31, 2007, 2,760 shares were tendered in connection with options exercised.  Restricted shares cancelled to pay withholding taxes totaled 17,123 shares and 7,184 shares for the years ended December 31, 2008 and 2007, respectively.

Five-Year Stock Performance Graph
Total Cumulative Return to Shareholders

The graph below provides an indicator of cumulative shareholder returns for the Corporation as compared with the NASDAQ Bank Index and the S&P 500 Index.

Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Frontier Financial Corporation	$ 100.00	$ 118.61	$ 150.28	$ 208.48	$ 137.08	$ 35.69
NASDAQ Bank Index	$ 100.00	$ 114.44	$ 111.81	$ 125.46	$ 151.48	$ 110.44
S&P 500 Index	$ 100.00	$ 110.97	$ 114.30	$ 132.35	$ 139.61	$ 87.96

The above presentation assumes $100 was invested on December 31, 2003, in our common stock and each of the above indices.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

In thousands, except per share amounts
						% Change
AT YEAR END	2008	2007	2006	2005	2004	2008-2007
Total assets	$4,104,445	$3,995,689	$3,238,464	$2,640,275	$2,243,396	2.7%
Net loans	3,666,177	3,558,127	2,867,351	2,355,419	1,945,324	3.0%
Securities	93,691	135,121	114,711	110,617	153,451	-30.7%
Deposits	3,275,165	2,943,236	2,453,632	2,061,380	1,795,842	11.3%
Shareholders' equity	352,043	459,612	395,283	296,097	254,230	-23.4%

FOR THE YEAR
Interest income	$279,055	$299,672	$250,144	$178,886	$140,228	-6.9%
Interest expense	112,185	113,041	86,942	51,736	34,939	-0.8%
Net interest income	166,870	186,631	163,202	127,150	105,289	-10.6%
Securities gains (losses)	4,570	(937)	(25)	(211)	(44)	-587.7%
Provision for loan losses	120,000	11,400	7,500	4,200	3,500	952.6%
Net income (loss)	(89,737)	73,938	68,910	51,584	43,045	-221.4%
Basic earnings (loss) per share	$(1.91)	$1.63	$1.53	$1.21	$1.03	-217.2%
Diluted earnings (loss) per share	$(1.91)	$1.62	$1.52	$1.21	$1.02	-217.9%
Cash dividends declared
per common share	$0.48	$0.65	$0.50	$0.40	$0.34	-26.9%
Dividend payout ratio	-25.1%	40.1%	32.9%	33.1%	33.3%	-162.6%
Return on Average
Assets	-2.18%	2.13%	2.27%	2.09%	1.98%	-202.3%
Equity	-19.42%	18.76%	18.91%	18.75%	18.35%	-203.5%
Avg. equity/avg. assets	11.25%	11.36%	11.98%	11.16%	10.76%	-1.0%
Efficiency Ratio	45%	37%	38%	41%	42%	21.6%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

Frontier Financial Corporation (the “Corporation”), a Washington corporation, is a bank holding company owning all of the equity of its wholly owned subsidiary, Frontier Bank (the "Bank").

Financial Overview

For the year ended December 31, 2008, we had a net loss of $89.7 million, or ($1.91) per diluted share, compared to net income of $73.9 million, or $1.62 per diluted share, for the year ended December 31, 2007, and net income of $68.9 million, or $1.52 per diluted share, for the year ended December 31, 2006.  The 2008 net loss is primarily attributable to the increase in the provision for loan losses as compared to 2007 and 2006, and a $77.1 million non-cash goodwill impairment charge.

For the year ended December 31, 2008, the provision for loan losses totaled $120.0 million, compared to $11.4 million for the year ended December 31, 2007, and $7.5 million for the year ended December 31, 2006.  The increase in the provision for loan losses is largely attributable to the deterioration in the credit quality of our loan portfolio due to the downturn in the economy and the adverse effects on the housing market.  At December 31, 2008, nonperforming assets were 10.87% of total assets, compared to 0.53% at December 31, 2007, and 0.27% at December 31, 2006.  Net charge-offs totaled $63.0 million, $920 thousand and $2.9 million for the three years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, assets totaled $4.10 billion, compared to $4.00 billion at December 31, 2007.  The increase of $108.8 million, or 2.7%, is attributable to an increase in net loans during the period.  At December 31, 2008, net loans totaled $3.67 billion, compared to $3.56 billion at December 31, 2007.

At December 31, 2008, capital totaled $352.0 million, compared to $459.6 million at December 31, 2007.  Total tangible capital at December 31, 2008, was $351.2 million, compared to $381.5 million at December 31, 2007.  For the year ended December 31, 2008, we paid cash dividends totaling $22.4 million, compared to $29.0 million for the year ended December 31, 2007.  For the third and fourth quarters of 2008, the Board of Directors declared a $0.06 per share quarterly cash dividend.  This compares to quarterly cash dividends of $0.165 and $0.17 per share for the third and fourth quarters of 2007, respectively.  The decision to reduce the quarterly cash dividend came as a result of our concern over the continuing deterioration in the economy and housing market and the need to preserve capital.  Beginning in the first quarter of 2009, the Board of Directors decided to suspend payment of a quarterly cash dividend to further preserve capital.

Recent Developments

Change in Management

On December 8, 2008, we announced that Robert J. Dickson, founder, long-time Chief Executive Officer (“CEO”) and Chairman of the Board of Directors, was retiring from his position as Chairman and would retire from the Board of Directors on December 31, 2008.  Mr. Dickson was the President and CEO of Frontier Bank since its founding in 1978 until 2003, and President and CEO of Frontier Financial Corporation from 1983 until 2003.

Director Patrick M. Fahey replaced Mr. Dickson as Chairman of the Board of Directors of Frontier Financial Corporation and Frontier Bank.  Mr. Fahey joined the Board in 2006 after retiring as Chairman of Regional Banking at Wells Fargo Bank.  Prior to that, Mr. Fahey was Founder, President and CEO of Pacific Northwest Bank for 16 years.

Additionally, we also announced two important changes to the executive management team.  Mr. Fahey was named CEO of Frontier Financial Corporation and Director Michael J. Clementz was named President of Frontier Financial Corporation and CEO of Frontier Bank.  Mr. Fahey brings significant experience to his role as CEO and is charged with implementing a revised business plan focused on growing a business banking franchise, rebalancing the loan portfolio and cultivating business banking and consumer deposits.

John J. Dickson transitioned from his role as President and CEO of Frontier Financial Corporation to become President of Frontier Bank charged primarily with the ongoing operation of Frontier’s core business.  Mr. Dickson will continue in his role as a Director of Frontier Financial Corporation and Frontier Bank.

Having previously served as President and CEO of Frontier Financial Corporation for three years, Mr. Clementz will assist Mr. Fahey and Mr. Dickson in the ongoing operations of the business and the implementation of the new business banking operations.  Mr. Clementz will continue to serve as a Director of Frontier Financial Corporation and Frontier Bank.

Merger of FFP into Frontier Bank

Effective December 30, 2008, Frontier Financial Corporation merged its wholly-owned subsidiary, FFP, Inc. (“FFP”) into Frontier Bank in a non-cash transaction.  FFP owned certain real property leased to Frontier Bank for use in its operations.  At December 30, 2008, FFP had assets totaling approximately $40.9 million and total equity of approximately $17.6 million.  On a consolidated basis, this transaction had no effect on the financial statements of the Corporation for the year ended December 31, 2008.

Termination of Washington Banking Company Merger

On September 27, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated September 26, 2007, with Washington Banking Company (“WBCO”), the parent company of Whidbey Island Bank, pursuant to which WBCO would merge with and into our organization.  Both Boards of Directors approved the merger agreement on September 26, 2007, and the shareholders of WBCO approved the principal terms of the merger agreement at a special meeting of shareholders held on March 27, 2008.

Pursuant to the terms of the merger agreement, either party was entitled to terminate the merger agreement if the proposed merger was not consummated by June 30, 2008.  We received a notice from WBCO on May 29, 2008, purporting to terminate the merger agreement, because in their opinion, the required regulatory approvals by federal banking authorities, which was a condition precedent to the merger, could not be obtained by June 30, 2008, and they were unwilling to extend the merger agreement.

In connection with the termination of the merger agreement, each party asserted they were entitled to a $5.0 million termination fee from the other party.  On November 25, 2008, we announced that we had entered into an agreement providing for the settlement and mutual release of all claims against each other related to the termination of the merger agreement.  The terms of the settlement have not been disclosed; however, neither party was required to make any payment to the other party.

Business Combinations

On November 30, 2007, we completed our merger with Bank of Salem. The year-over-year growth comparison includes the Bank of Salem impact.  At closing, the Bank of Salem additions to our balance sheet included $199.8 million in loans, $8.6 million in securities, $169.5 million in deposits and $27.0 million in capital.

Branch Expansion

During 2007, we opened branches in Lacey, Bremerton, Gig Harbor and a loan production office in Vancouver, Washington.  In addition, we acquired branches in Portland, Salem and Tigard, Oregon as a result of our merger with Bank of Salem.  These activities resulted in 51 offices throughout Washington and Oregon.

During the third quarter of 2008, we closed a loan production office in Vancouver, Washington, due to the decline in new loan originations and our unsuccessful efforts to locate a suitable permanent location.  No new branches were opened during 2008 and we do not anticipating opening any in the near term.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. We consider the allowance for loan loss a critical accounting policy subject to estimate.  For additional information regarding the allowance for loan losses, see Allowance for Loan Losses in this Management’s Discussion and Analysis and Allowance for Loan Losses in Note 1 in the Notes to the Consolidated Financial Statements.

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

Material estimates particularly susceptible to significant change relate to the determination of the allowance for loan losses, the assessment of impaired loans, deferred income taxes, fair value measurements, the valuation of stock options and valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Review of Financial Condition

Securities

At December 31, 2008, securities totaled $93.7 million, compared to $135.1 million at December 31, 2007, a decrease of $41.4 million, or 30.7%.   The decrease is primarily attributable to the sale and maturity of securities, the write-down of securities deemed other-than-temporarily impaired and decreases in the fair value of available for sale securities.  During 2008, security sales and maturities totaled $334.4 million, which was partially offset by purchases totaling $306.1 million. Also during 2008, we wrote-off $6.4 million related to the other-than-temporary impairment of our investments in Fannie Mae, Freddie Mac and Lehman Brothers.  For the year ended December 31, 2008, net unrealized losses on available for sale securities totaled $3.6 million, compared to net unrealized gains of $7.5 million for the year ended December 31, 2007. Because we have the ability and intent to hold these securities until a market price recovery or until maturity, none of the remaining securities are considered other-than-temporarily impaired at December 31, 2008. Additional information about the securities portfolio is provided in Note 4 of the Consolidated Financial Statements.

The aggregate amortized costs and fair values of securities at December 31 are as follows (in thousands):

	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Equities	$6,107	$1,930	$27,606	$34,575	$29,052	$39,507
U.S. Treasuries	6,304	6,457	6,223	6,311	4,204	4,248
U.S. Agencies	51,594	52,055	71,385	72,167	50,004	49,207
Corporate securities	6,052	6,192	17,062	16,704	18,198	18,002
Mortgage-backed securities	22,791	22,791	-	-	-	-
Municipal securities	4,416	4,521	5,352	5,387	3,753	3,771
	$97,264	$93,946	$127,628	$135,144	$105,211	$114,735

The following table sets forth the maturities of securities at amortized cost (in thousands) at December 31, 2008.  Tax equivalent values are used in calculating weighted average yields, assuming a 35% tax rate.

		After 1 Yr	After 5 Yrs		Total &
	Within	But Within	But Within	After	Weighted
	1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield
Equities	$-	$-	$-	$6,107	$6,107
	-	-	-	5.58%	5.58%

U.S. Treasury	6,053	-	251	-	6,304
	2.06%	-	7.20%	-	2.27%

U.S. Agencies	5,000	46,594	-	-	51,594
	1.65%	3.43%	-	-	3.26%

Corporate securities	-	2,011	-	4,041	6,052
	-	3.64%	-	9.69%	7.68%

Mortgage-backed securities	-	-	-	22,791	22,791
	-	-	-	5.30%	5.30%

Municipal securities	744	1,322	1,374	976	4,416
	5.09%	6.19%	5.02%	6.67%	5.76%
	$11,797	$49,927	$1,625	$33,915	$97,264
	2.08%	3.51%	5.36%	5.91%	4.21%

Loans

The major classifications of loans, excluding loans held for resale and net of deferred loan fees, at December 31 are as follows (in thousands):

	2008	2007	2006	2005	2004
Commercial and industrial	$457,215	$402,569	$380,939	$321,303	$301,961
Real Estate:
Commercial	1,044,833	1,003,916	897,714	859,251	848,737
Construction	949,909	1,062,662	735,926	554,021	342,287
Land development	580,453	537,410	399,950	269,662	182,032
Completed lots	249,685	249,573	188,032	143,652	84,102
Residential 1-4 family	424,492	282,344	235,169	188,772	165,063
Installment and other loans	65,468	67,421	63,050	46,852	50,057
Total loans	$3,772,055	$3,605,895	$2,900,780	$2,383,513	$1,974,239

At December 31, 2008, loans, excluding loans held for resale, totaled $3.77 billion, compared to $3.61 billion at December 31, 2007, an increase of $166.2 million, or 4.6%.  The increase in total loans is primarily attributable to the decrease in undisbursed commitments as opposed to new loan originations.  At December 31, 2008, total undisbursed commitments to lend were $484.4 million, compared to $873.2 million at December 31, 2007, a decrease of $388.8 million, or 44.5%.  With few exceptions, we have suspended the origination of new real estate construction, land development and completed lot loans.  New loan originations for the year ended December 31, 2008, totaled $833.5 million, down from $1.75 billion for the year ended December 31, 2007.

Contractual maturities of loans, excluding loans held for resale and net of deferred fees, at December 31, 2008, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within 1 Year	1 -5 Years	After 5 Years	Total
Commercial and industrial	$272,955	$154,565	$29,695	$457,215
Real Estate:
Commercial	124,502	630,986	289,345	1,044,833
Construction	861,079	84,970	3,860	949,909
Land development	544,019	36,434	-	580,453
Completed lots	207,124	40,819	1,742	249,685
Residential 1-4 family	164,406	203,399	56,687	424,492
Installment and other loans	15,883	15,384	34,201	65,468
Total loans	$2,189,968	$1,166,557	$415,530	$3,772,055

		1 -5 Years	After 5 Years
Fixed rates		$818,792	$79,270
Variable rates		347,765	336,260
		$1,166,557	$415,530

Allowance for Loan Losses

The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb future probable loan losses.  Management’s determination of the level of the provision for loan losses is based on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, the evaluation of credit risk related to specific credits and market segments and monitoring results from our ongoing internal credit review staff.  Management also reviews the growth and terms of loans so that the allowance can be adjusted for probable losses.  The allowance methodology takes into account that the loan loss reserve will change at different points in time based on economic conditions, credit performance, loan mix and collateral values.

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

The allowance for loan losses totaled $112.6 million, or 2.98%, of total loans outstanding at December 31, 2008.  This compares to the allowance for loan losses of $54.0 million, or 1.49%, of total loans outstanding at December 31, 2007, and $40.6 million, or 1.40%, at December 31, 2006.  The increase in the allowance for loan loss for 2008, as compared to 2007 and 2006, is primarily attributable to the downturn in the economy and the negative impact on the local housing market, which significantly affected our real estate construction, land development and completed lot portfolios.

For the year ended December 31, 2008, net charge-offs totaled $63.0 million, compared to $920 thousand for the year ended December 31, 2007, and $2.9 million for the year ended December 31, 2006.

The following table provides an analysis of the allowance for loan losses and the net losses, by loan type, for the years ended December 31 (in thousands):

	2008	2007	2006	2005	2004
Balance at beginning of year	$57,658	$44,195	$37,075	$32,728	$29,556

Provision for loan losses	120,000	11,400	7,500	4,200	3,500

Loans charged-off:
Commercial and industrial	(3,101)	(1,183)	(2,283)	(342)	(612)
Real estate:
Commercial	(1,264)	-	-	(4)	-
Construction	(31,968)	(201)	(855)	-	-
Land development	(12,165)	-	-	-	-
Completed lots	(13,839)	-	-	-	-
Residential 1-4 family	(846)	(300)	-	(116)	(387)
Installment and other	(343)	(222)	(156)	(244)	(413)
Total charged-off loans	(63,526)	(1,906)	(3,294)	(706)	(1,412)

Recoveries:
Commercial and industrial	308	845	353	623	741
Real estate:
Commercial	-	-	-	-	176
Construction	161	-	-	142	60
Land development	-	-	-	-	-
Completed lots	9	-	-	-	-
Residential 1-4 family	-	-	-	27	51
Installment and other	28	141	60	61	56
Total recoveries	506	986	413	853	1,084

Net (charge-offs) recoveries	(63,020)	(920)	(2,881)	147	(328)
Balance before portion identified
for undisbursed loans	114,638	54,675	41,694	37,075	32,728
Reserve acquired in merger	-	2,983	2,501	-	-
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(2,082)	(3,663)	(3,546)	(3,270)	(2,307)
Balance at end of year	$112,556	$53,995	$40,649	$33,805	$30,421

Total loans at end of period (1)	$3,778,733	$3,612,122	$2,908,000	$2,389,224	$1,978,052

Daily average loans	$3,774,501	$3,185,751	$2,731,257	$2,200,344	$1,887,528

Ratio of net charged-offs
(recoveries) during the period
to average loans outstanding	1.67%	0.03%	0.11%	-0.01%	0.02%
Loan loss reserve as a
percentage of total loans	2.98%	1.49%	1.40%	1.41%	1.54%

(1) Includes loans held for resale

Based on certain characteristics of the portfolio, potential losses can be anticipated by major loan categories.  In the following table, the allowance for loan losses for the years ended December 31, has been allocated among the major loan categories based primarily on their historical net charge-off experience, along with consideration of factors such as quality, volume, anticipated economic conditions and other business considerations (in thousands).

		Loan		Loan		Loan
	2008	Category	2007	Category	2006	Category
	Reserve	Percent	Reserve	Percent	Reserve	Percent
Commercial and industrial	$15,127	12.1%	$9,856	11.2%	$9,726	13.1%
Real estate:
Commercial	11,388	27.7%	12,373	27.8%	11,040	30.9%
Construction	27,636	25.2%	824	29.5%	809	25.4%
Land development	22,701	15.4%	5,257	14.9%	4,123	13.8%
Completed lots	9,054	6.6%	3,443	6.9%	1,560	6.5%
Residential 1-4 family	14,056	11.3%	16,900	7.8%	7,168	8.1%
Installment and other	1,071	1.7%	1,060	1.9%	1,012	2.2%
Unallocated	11,523		4,282		5,211
	112,556		53,995		40,649
Portion of reserve identified for undisbursed
loans and reclassifed as a liability	2,082		3,663		3,546
	$114,638	100.0%	$57,658	100.0%	$44,195	100.0%

		Loan		Loan
	2005	Category	2004	Category
	Reserve	Percent	Reserve	Percent
Commercial and industrial	$11,061	13.5%	$9,658	15.3%
Real estate:
Commercial	12,622	36.0%	10,843	43.0%
Construction	504	23.2%	473	17.3%
Land development	1,699	11.3%	1,194	9.2%
Completed lots	907	6.0%	1,142	4.3%
Residential 1-4 family	4,088	7.9%	3,846	8.4%
Installment and other	724	2.1%	461	2.5%
Unallocated	2,200		2,804
	33,805		30,421
Portion of reserve identified for undisbursed
loans and reclassifed as a liability	3,270		2,307
	$37,075	100.0%	$32,728	100.0%

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

Nonperforming Assets

Loans delinquent 90 days or more or other nonaccruing, restructured and other real estate owned (“OREO”), on which the accrual of interest has been discontinued at December 31 are as follows (in thousands):

	2008	2007	2006	2005	2004
Commercial and industrial	$12,908	$159	$574	$4,939	$-
Real estate:
Commercial	10,937	-	-	-	6,847
Construction	181,905	19,842	47	-	-
Land development	177,139	-	7,143	-	-
Completed lots	34,005	804	-	-	356
Residential 1-4 family	17,686	93	889	-	6,904
Installment and other	645	10	-	10	-
Total nonaccruing loans	435,225	20,908	8,653	4,949	14,107
Other real estate owned	10,803	367	-	-	-
Total nonperforming assets	$446,028	$21,275	$8,653	$4,949	$14,107

Restructured loans	$-	$-	$-	$-	$-

Total loans at end of period (1)	$3,778,733	$3,612,122	$2,908,000	$2,389,224	$1,978,052
Total assets at end of period	$4,104,445	$3,995,689	$3,238,464	$2,640,275	$2,243,396

Total nonperforming loans to total loans	11.52%	0.58%	0.30%	0.21%	0.71%
Total nonperforming assets to total assets	10.87%	0.53%	0.27%	0.19%	0.63%

(1) Includes loans held for resale

For the years ended December 31, there are certain amounts of interest collected on nonaccrual loans that is included in income, and amounts that have not been accrued, which are indicated in the following table (in thousands):

	2008	2007	2006	2005	2004
Additional interest income which
would have been recorded during the
period under original loan terms	$18,915	$757	$761	$67	$925

Interest collected and included in
net income for the period	$21,004	$1,131	$344	$327	$350

Commitments for additional funds
related to loans above	$-	$-	$-	$-	$-

Impaired Loans

A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all loans in nonaccrual, loans restructured, and other loans that management considers to be at risk.

This assessment for impairment occurs when and while such loans are on nonaccrual or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Corporation.  If the current value of the impaired loan is less than the recorded investment in the loan impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

At December 31, 2008, nonaccruing loans totaled $435.2 million, compared to $20.9 million for the year ended December 31, 2007.  The increase in nonaccruing loans for the period is primarily attributable to the slow down in the housing market and general economy, which significantly impacted our real estate construction and land development portfolios.  Of the total nonaccrual loans at December 31, 2008, 90.3% relate to our real estate construction, land development and completed lot portfolios.

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

Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.  There were no restructured loans at December 31, 2008 or 2007.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value, less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or other expense.
The following table presents the activity related to OREO (in thousands):

	December 31, 2008		December 31, 2007
	Amount	Number	Amount	Number
Beginning balance	$367	1	$-	-
Additions to OREO	12,992	76	367	1
Capitalized improvements	623		-
Valuation adjustments	(68)		-
Disposition of OREO	(3,111)	(13)	-	-
Ending balance	$10,803	64	$367	1

At December 31, 2008, OREO totaled $10.8 million and consisted of 64 properties in Washington (53) and Oregon (11), with balances ranging from $76 thousand to $478 thousand.  At December 31, 2007, we had one OREO property totaling $367 thousand.  Certain other loans, currently in nonaccrual, are in the process of foreclosure and potentially could become OREO.  Efforts, however, are constantly underway to reduce and minimize such nonperforming assets.  During 2008, we expanded our special assets group from 5 to 30 individuals, all selected from within the company, to focus on reducing nonperforming assets.

Intangible Assets

At December 31, 2008, intangible assets totaled $794 thousand, compared to $78.2 million at December 31, 2007.  During the fourth quarter of 2008, we recorded a non-cash charge of $77.1 million related to the impairment of goodwill.  This write down resulted from goodwill impairment testing performed in accordance with SFAS 142, Goodwill and Other Intangible Assets, which was performed due to the quarterly decline in the stock price and the resulting difference between the market capitalization and book value of the Corporation.  The results of the goodwill impairment testing demonstrated that the estimated fair value of the Corporation, or reporting unit, was less than the book value, resulting in full impairment.

Deposits

Interest bearing deposits at December 31 are as follows (in thousands):

	2008	%	2007	%	2006	%
Money market, sweep and NOW accounts	$325,554	11.3%	$745,780	29.2%	$683,948	33.4%
Savings	365,114	12.7%	254,722	10.0%	305,669	14.9%
Time deposits, $100,000 and over	1,430,685	49.7%	832,373	32.6%	545,173	26.6%
Other time deposits	758,361	26.3%	719,835	28.2%	512,221	25.1%
Total interest bearing deposits	$2,879,714	100.0%	$2,552,710	100.0%	$2,047,011	100.0%

Total interest bearing deposits increased $327.0 million, or 12.8%, to $2.88 billion at December 31, 2008, compared to $2.55 billion at December 31, 2007.  For the period, time deposits experienced the most growth at $636.8 million, or 41.0%.  The increase in time deposits can be primarily attributed to several 2008 Bank deposit promotions.  For the year ended December 31, 2008, the total number of time deposits increased by approximately 11.7%, compared to the prior year ended.

Maturities of time certificates of deposit of $100,000 and over at December 31, 2008 are shown below (in thousands):

3 months or less	$349,747
Over 3 months through 6 months	270,766
Over 6 months through 12 months	499,763
Over 12 months	310,409
Total	$1,430,685

Federal Funds Purchases and Securities Sold Under Agreements to Repurchase

The amount of federal funds purchased and securities sold under agreement to repurchase for the years ended December 31 are as follows (in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	2008	Rate	2007	Rate	2006	Rate
Year end balance	$21,616	0.10%	$258,145	4.92%	$81,673	5.24%

Highest month end balance
during the period	$198,200		$260,554		$81,673

Federal Home Loan Bank Advances

The maximum and average outstanding balances and average interest rates on advances from FHLB were as follows for the year ended December 31 (in thousands):

	2008	2007	2006
Maximum outstanding at any month end	$429,417	$341,704	$282,017
Average outstanding	340,350	294,169	258,991

Weighted average interest rates
Annual	4.09%	4.15%	4.72%
End of year	3.91%	4.43%	4.69%

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

The average balances of interest earning assets and interest bearing liabilities, along with tax equivalent interest income and expense and average rates earned and paid for the following years are as follows (in thousands):

	Year Ended December 31,
	2008			2007			2006
		TE	Average		TE	Average		TE	Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest Earning Assets
Taxable investments	$139,753	$5,054	3.62%	$109,798	$4,585	4.18%	$102,488	$4,097	4.00%
Nontaxable investments (1)	5,018	309	6.16%	2,907	209	7.19%	4,872	306	6.28%
Total	144,771	5,363	3.70%	112,705	4,794	4.25%	107,360	4,403	4.10%
Federal funds sold	29,197	457	1.57%	18,405	958	5.21%	28,534	1,448	5.07%
Loans (1) (2)
Installment	68,562	5,813	8.48%	62,841	6,083	9.68%	60,871	5,764	9.47%
Commercial(1)	437,481	32,064	7.33%	383,242	33,776	8.81%	366,601	31,013	8.46%
Real estate
Commercial (1)	1,036,171	79,573	7.68%	919,028	72,313	7.87%	897,258	68,350	7.62%
Construction	1,056,159	73,315	6.94%	890,404	91,963	10.33%	698,777	72,152	10.33%
Land development	585,508	40,313	6.89%	457,116	48,310	10.57%	299,604	31,429	10.49%
Completed lots	244,575	17,400	7.11%	209,916	20,784	9.90%	182,105	17,738	9.74%
Residential 1-4 family	346,045	26,238	7.58%	263,204	21,965	8.35%	226,041	18,826	8.33%
Total loans	3,774,501	274,716	7.28%	3,185,751	295,194	9.27%	2,731,257	245,272	8.98%
Total earning assets/total
interest income	3,948,469	280,536	7.10%	3,316,861	300,946	9.07%	2,867,151	251,123	8.76%
Reserve for loan losses	(82,529)			(43,972)			(38,766)
Cash and due from banks	50,410			68,285			83,351
Other assets	191,221			129,390			129,836
TOTAL ASSETS	$4,107,571			$3,470,564			$3,041,572
Interest Bearing Liabilities
Money Market, Sweep &
NOW accounts	$586,943	$8,950	1.52%	$716,777	$23,990	3.35%	$542,335	$17,123	3.16%
Savings accounts	349,318	7,405	2.12%	268,017	6,207	2.32%	374,167	8,718	2.33%
Other time deposits	1,894,455	79,736	4.21%	1,325,777	66,883	5.04%	1,063,229	47,685	4.48%
Total interest bearing
deposits	2,830,716	96,091	3.39%	2,310,571	97,080	4.20%	1,979,731	73,526	3.71%
Short-term borrowings	73,460	1,562	2.13%	42,542	2,212	5.20%	20,089	910	4.53%
FHLB borrowings	338,268	14,244	4.21%	294,169	13,402	4.56%	258,991	12,195	4.71%
Subordinated debt	5,156	288	5.59%	5,156	347	6.73%	4,726	311	6.58%
Total interest bearing
liabilities/total
interest expense	3,247,600	112,185	3.45%	2,652,438	113,041	4.26%	2,263,537	86,942	3.84%
Noninterest bearing
deposits	379,766			396,293			389,945
Other liabilities	18,224			27,657			23,722
Shareholders' equity	461,981			394,176			364,368
TOTAL LIABILITIES
AND CAPITAL	$4,107,571			$3,470,564			$3,041,572
NET INTEREST INCOME		$168,351			$187,905			$164,181
NET YIELD ON INTEREST
EARNING ASSETS			4.26%			5.67%			5.73%
(1) Includes amounts to convert nontaxable amounts to a fully taxable equivalent basis at a 35% tax rate.
(2) Includes nonaccruing loans.

The following table (in thousands) includes a breakdown of the change in earning assets and liabilities, referred to as "volume," and the repricing of assets and liabilities referred to as "rate."

	Year ended December 31,
	2008 versus 2007			2007 versus 2006
	Increase (Decrease) Due			Increase (Decrease) Due
	to Change in			to Change in
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Taxable investments	$1,263	$(794)	$469	$292	$196	$488
Nontaxable investments	152	(52)	100	(123)	26	(97)
Total	1,415	(846)	569	169	222	391

Federal funds sold	562	(1,063)	(501)	(514)	24	(490)

Loans
Installment	554	(824)	(270)	187	132	319
Commercial	4,780	(6,492)	(1,712)	1,408	1,355	2,763
Real estate
Commercial	9,217	(1,957)	7,260	1,658	2,305	3,963
Construction	17,120	(35,768)	(18,648)	19,786	25	19,811
Land development	13,569	(21,566)	(7,997)	16,523	358	16,881
Completed lots	3,432	(6,816)	(3,384)	2,709	337	3,046
Residential 1-4 family	6,913	(2,640)	4,273	3,095	44	3,139
Total loans	55,585	(76,063)	(20,478)	45,366	4,556	49,922

TOTAL INTEREST INCOME	57,562	(77,972)	(20,410)	45,021	4,802	49,823

INTEREST EXPENSE
Money Market, Sweep &
NOW accounts	(4,345)	(10,695)	(15,040)	5,508	1,359	6,867
Savings accounts	1,883	(685)	1,198	(2,473)	(38)	(2,511)
Other time deposits	28,689	(15,836)	12,853	11,775	7,423	19,198
Total interest bearing deposits	26,227	(27,216)	(989)	14,810	8,744	23,554

Short-term borrowings	1,608	(2,258)	(650)	1,017	285	1,302
FHLB borrowing	2,009	(1,167)	842	1,656	(449)	1,207
Subordinated debt	-	(59)	(59)	28	8	36

TOTAL INTEREST EXPENSE	29,844	(30,700)	(856)	17,511	8,588	26,099

CHANGE IN NET INTEREST INCOME	$27,718	$(47,272)	$(19,554)	$27,510	$(3,786)	$23,724

For the year ended December 31, 2008, tax equivalent net interest income decreased $19.6 million, or 10.4%, to $168.4 million, compared to $187.9 million for year ended December 31, 2007.  Over the same period, tax equivalent interest income decreased $20.4 million, or 6.8%.  An increase in volume contributed an additional $57.6 million to tax equivalent interest income, whereas interest rate changes decreased tax equivalent interest income by $78.0 million.  For the same period, the average yield on earning assets decreased 197 basis points to 7.10% from 9.07% a year ago.

For the year ended December 31, 2008, total interest expense decreased $856 thousand, or 0.8%, to $112.2 million, compared to $113.0 million for the year ended December 31, 2007.  An increase in volume resulted in an additional $29.8 million of interest expense, whereas changes in interest rates decreased interest expense by $30.7 million.  The average cost of funds decreased 81 basis points to 3.45% for the year ended December 31, 2008, from 4.26% for the year ended December 31, 2007.

Tax equivalent net interest income increased $23.7 million, or 14.4%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.  For the same period, tax equivalent interest income increased $49.8 million.  Volume increases contributed an additional $45.0 million and changes in interest rates contributed an additional $4.8 million.  Also for the period, the average yield on earning assets increased 31 basis points.

Total interest expense increased $26.1 million, or 30.0%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.  Average interest bearing liabilities increased $388.9 million, resulting in an additional $17.5 million of interest expense.  Changes in interest rates resulted in an additional $8.6 million of interest expense for the period, as the average cost of funds increased 42 basis points.

Provision for Loan Losses

The provision for loan losses totaled $120.0 million for the year ended December 31, 2008, compared to $11.4 million and $7.5 million for the years ended December 31, 2007 and 2006, respectively.

The increase in the provision for loan losses in 2008, as compared to 2007 and 2006, is primarily attributable to the overall decline in the economy, the downturn in the local housing market and its impact on our real estate construction, land development and completed lot portfolios and an increase in nonperforming loans.  At December 31, 2008, nonperforming loans totaled $435.2 million, compared to $20.9 million at December 31, 2007, and $8.7 million at December 31, 2006.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses.  Additional discussion on the allowance for loan losses is provided under the heading Allowance for Loan Losses above.

Noninterest Income

Provision for loss on impairment of securities

For the year ended December 31, 2008, provision for loss on securities totaled $6.4 million.  During the third quarter of 2008, we wrote down other-than-temporarily impaired securities totaling $6.4 million.  This included Fannie Mae and Freddie Mac of $5.0 million and Lehman Brothers of $1.4 million.  There were no such provisions for losses on securities for the years ended December 31, 2007 or 2006.

Gain (loss) on sale of securities

For the year ended December 31, 2008, gain on sale of securities totaled $4.6 million, compared to a loss of $937 thousand for the year ended December 31, 2007, and a loss of $25 thousand for the year ended December 31, 2006.

During 2008, we sold our interests in Skagit State Bank and Washington Banking Company and recorded pre-tax gains of $2.0 million and $2.5 million, respectively.  We also recorded a one-time gain of $274 thousand related to the required liquidation in our stake of VISA, Inc.  In addition, we sold Fannie Mae and Freddie Mac preferred stock that we had previously written down for a pre-tax gain of $68 thousand.  Partially offsetting these gains was a pre-tax loss of $1.0 million related to the sale of a Washington Mutual bond.

During 2007, we recorded a loss of $937 thousand as part of a balance sheet restructure in which we sold securities with less attractive yields and purchased new securities with higher yields.

Gain on sale of premises and equipment

For the years ended December 31, 2008 and 2007, we recognized nominal gains on the sale of premises and equipment.  For the year ended December 31, 2006, gain on sale of premises and equipment totaled $2.4 million, of which $2.1 million, related to the sale of property originally acquired for branch expansion, but was no longer needed.

Other noninterest income

Other noninterest income totaled $9.8 million for the year ended December 31, 2008, compared to $7.9 million for the year ended December 31, 2007, and $7.5 million for the year ended December 31, 2006.

The increase of $1.9 million, or 24.1%, for the year ended December 31, 2008, compared to the prior year ended, is primarily attributable to a $506 thousand gain on sale of consumer credit cards, a $613 thousand increase in debit card fee income, a $306 thousand increase in time deposit early withdrawal penalties, a $293 thousand increase in ATM fees and a $196 thousand increase in trust fees.

For the year ended December 31, 2007, other noninterest income increased $417 thousand, or 5.6%, compared to the year ended December 31, 2006.

Noninterest Expense

Salaries and employee benefits

Salaries and employee benefits totaled $48.4 million for the year ended December 31, 2008, compared to $48.3 million for the year ended December 31, 2007, and $42.1 million for the year ended December 31, 2006.

Salaries and employee benefits remained relatively unchanged, increasing $106 thousand, for the year ended December 31, 2008, compared to the year ended December 31, 2007.  For the year ended December 31, 2008, there were no discretionary bonuses or contributions made to the employee profit sharing plan as a result of expense reduction measures employed at the end of the third quarter 2008.

Salaries and employee benefits increased $6.2 million, or 14.7%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.  Of this increase, approximately 9.6% related to staff additions and 5.1% related to salary and incentive increases, including an additional $1.4 million related to SFAS 123(R) stock-based compensation expense.

The staffing level, referred to as full-time equivalent (“FTE”), totaled 799 at December 31, 2008, compared to 809 at December 31, 2007, and 721 at December 31, 2006.

FHLB prepayment penalty

For the year ended December 31, 2007, we incurred a pre-tax prepayment penalty of $1.5 million on the prepayment of $60.0 million of FHLB advances as part of our second quarter 2007 balance sheet restructure.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics. New advances of $60.0 million were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.  There were no such prepayment penalties incurred for the years ended December 31, 2008 or 2006.

Other noninterest expense

Other noninterest expense totaled $21.4 million for the year ended December 31, 2008, compared to $15.2 million for the year ended December 31, 2007, and $13.6 million for the year ended December 31, 2006.

The $6.3 million, or 41.4%, increase in other noninterest expense for the year ended December 31, 2008, compared to the prior year ended, is primarily attributed to the increase in the FDIC insurance assessment, which increased $2.3 million for the period.  The increase in the FDIC assessment resulted from a one-time credit of approximately $1.2 million in 2007 and premium increases in 2008.  Consulting fees increased $1.5 million for the period.  Additionally, foreclosure expense increased $447 thousand, legal fees increased $367 thousand and collection expense increased $226 thousand.  These increases directly correspond to the increase in nonperforming assets over the period. Director expense decreased $143 thousand as the directors elected to forego their monthly meeting fee beginning in the fourth quarter 2008.

Other noninterest expense increased $1.5 million, or 11.3%, for the year ended December 31, 2007, compared to the year ended December 31, 2006.  The increase in other noninterest expense was primarily attributable to increases in directors’ fees of $512 thousand, telephone expense of $134 thousand, marketing expense of $128 thousand, postage expense of $123 thousand, consulting fees of $110 thousand and data processing fees of $109 thousand.

Liquidity Resources

Liquidity refers to the ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and payment of operating expenses.  The need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of borrowings.  We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position.  Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices, earnings and by utilizing unpledged assets as collateral for borrowings.  Liquidity is also derived from a variety of funding sources, including advances from the FHLB and other short and long term borrowings.

At December 31, 2008, the Bank had available lines of credit with the FHLB totaling $187.8 million.  At December 31, 2008, committed lines of credit agreements totaling approximately $12.0 million were available to us from an unaffiliated bank.  There were no outstanding balances related to this line of credit at December 31, 2008.  Such lines generally provide for interest at the lending bank's federal funds rate or other money market rates and are short-term in nature.

The Corporation is a separate entity from the Bank and must provide for its own liquidity.  Substantially all of the Corporation’s revenues are obtained from dividends declared and paid by the Bank.  For the year ended December 31, 2008, the Bank paid the Corporation $9.5 million in dividends to fund regular operations and the quarterly cash dividend to shareholders.  At December 31, 2008, the Corporation did not have any borrowing arrangements of its own.

As shown in the Statements of Cash Flows in the Consolidated Financial Statements, for the year ended December 31, 2008, net cash provided by operating activities was $86.9 million.  Net cash of $338.1 million used in investing activities consisted primarily of $242.7 million of net loan growth and a $117.7 million increase of federal funds sold.  The $204.1 million of cash provided by financing activities primarily consisted of $331.9 million of net deposit increases and a $130.8 million increase in net FHLB advances, partially offset by a $236.5 million decrease in federal funds purchased and securities sold under agreements to repurchase and $22.4 million in cash dividends paid.

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

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	10.91%	10.55%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	9.64%	9.27%	6.00%	4.00%
Tier 1 leverage capital to average assets	8.62%	8.53%	5.00%	4.00%

As of December 31, 2008, management believes that we have sufficient capital resources and liquidity to be able to continue our normal business operations.

During the third quarter of 2008, the Board of Directors reduced the quarterly cash dividend to $0.06 per share from $0.18 per share, which was the rate paid in the second quarter of 2008.  For the year ended December 31, 2008, we paid cash dividends totaling $22.4 million, compared to $29.0 million for the year ended December 31, 2007.

In an effort to further preserve capital, the Board of Directors voted to suspend the quarterly cash dividend, beginning with the first quarter of 2009.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations at December 31, 2008 (in thousands):

	Payments due per period
	Less Than
	One Year	1-3 Years	3-5 Years	Thereafter	Total
Time deposits	$1,882,705	$242,973	$61,133	$2,235	$2,189,046
FHLB borrowings	68,146	65,786	200,485	95,000	429,417
Junior subordinated debt	-	-	-	5,156	5,156
Operating leases	1,900	2,979	1,731	1,064	7,674
Total	$1,952,751	$311,738	$263,349	$103,455	$2,631,293

See additional discussion under Notes 8, 10, 12 and 19 of the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have entered into off-balance sheet financial instruments consisting of commitments for the extension of credit, credit card commitments, letter of credit commitments, home equity lines and standby letters of credit.  These instruments are recorded in the financial statements only when they are funded or related fees are incurred or received.  The following table summarizes the amount of commitments as of December 31, 2008 (in thousands):

Amount
Commitments to extend credit	$484,407
Credit card arrangements	44,537
Standby and commercial letters of credit	18,133
$547,077

Commitments to extend credit and letters of credit are written for one year, or have a call in one year.  The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.  A fee is charged for all commitments to lend.  There have been no losses associated with these commitments.

See Note 19 of the Consolidated Financial Statements for additional discussion.

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

We use a simulation model to estimate the impact of changing interest rates on our earnings and capital.  The model calculates the change in net interest income under various rate shocks.  As of December 31, 2008, the model predicted that net income would increase by approximately $303 thousand if rates increased 2%.  Since rates are currently at less than 1%, the model did not predict any decreases in interest rates.

The percentages shown in the table below represent changes over a 12 month period in net interest income and net income under two rate scenarios.  The cash flows have been adjusted to account for prepayments and other factors and an assumed 35% tax rate.

(In thousands)

	2009 Estimated Change		2008 Estimated Change		2007 Estimated Change
Rate shock	(1.0%)	2.0%	(1.0%)	2.0%	(1.0%)	2.0%
Net interest income	NA	$488	$(974)	$4,837	$(6,034)	$14,162
Net income	NA	303	(643)	3,192	(3,817)	9,004

The interest rate scenarios reflected above represent the results of possible near-term interest rate movements. Approximately 52% of the loan portfolio is tied to rate indexes that are one year or less in duration. These indexes include our base rate, Federal Home Loan Bank of Seattle (“FHLB”) Advance Rate, Wall Street Journal prime, London Interbank Offering Rate (“LIBOR”) and Constant Maturity Treasury (“CMT”).

For the year ended December 31, 2008, our rates moved 400 basis points downward.  At December 31, 2007, the model predicted that our net interest income would decrease by $974 thousand and our net income would decrease by $643 thousand, if rates decreased by 1%.  Actual net interest income decreased $19.8 million and net income decreased $163.7 million for 2008, compared to 2007.

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

Expected Maturities for Financial Assets and Liabilities

In the following table (in thousands), the expected maturities for financial liabilities, with no stated maturity, reflect assumptions using the run-off rates for noninterest bearing deposits of 6% per year; for NOW, sweep and money market accounts 8% per year; and for savings accounts 10% per year.  The weighted average interest rates for financial instruments presented are for year end 2008.

	Expected Maturity Date							Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Financial Assets
Cash and due from banks
Noninterest bearing	$52,022	$-	$-	$-	$-	$-	$52,022	$52,022
Fed Funds Sold
Variable Rate	117,740	-	-	-	-	-	117,740	117,740
Weighted average interest rate	0.32%	-	-	-	-	-	0.32%
Securities available for sale
Fixed Rate	11,223	1,858	37,013	5,069	5,000	34,016	94,179	90,606
Weighted average interest rate (1)	1.94%	4.20%	3.48%	3.26%	4.00%	4.88%	3.78%
Securities held to maturity
Fixed Rate	574	752	235	-	-	1,524	3,085	3,341
Weighted average interest rate (1)	4.80%	5.73%	8.58%	-	-	9.69%	7.73%
Loans Receivable, net
Fixed Rate	354,775	155,664	172,951	168,825	321,352	79,270	1,252,837	1,195,274
Weighted average interest rate (2)	7.01%	6.87%	6.87%	7.37%	6.55%	5.72%	6.81%
Variable Rate	1,835,193	117,182	36,096	64,908	129,579	336,260	2,519,218	2,519,218
Weighted average interest rate (2)	6.72%	6.40%	6.52%	7.76%	6.95%	6.76%	6.74%

Financial Liabilities
Noninterest bearing deposits	$23,728	$22,303	$20,965	$19,707	$18,525	$290,223	$395,451	$395,451
NOW, Sweep and Money Market accounts	26,044	23,961	22,044	20,280	18,658	214,567	325,554	325,554
Weighted average interest rate	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%
Savings accounts	36,512	32,860	29,574	26,617	23,955	215,596	365,114	365,114
Weighted average interest rate	1.74%	1.74%	1.74%	1.74%	1.74%	1.74%	1.74%
Time Certificates
Fixed Rate	1,882,705	211,022	31,951	41,469	19,664	2,235	2,189,046	2,219,062
Weighted average interest rate	3.54%	3.87%	4.65%	5.06%	4.29%	4.90%	3.62%
Federal funds purchased & securities
sold under agreements to repurchase
Variable rate	21,616	-	-	-	-	-	21,616	21,616
Weighted average interest rate	0.10%	-	-	-	-	-	0.10%
Subordinated debt	-	-	-	-	-	5,156	5,156	1,676
Weighted average interest rate	-	-	-	-	-	5.08%	5.08%
FHLB advances
Fixed Rate	68,146	65,786	-	100,485	100,000	95,000	429,417	444,441
Weighted average interest rate	3.53%	3.95%	-	4.55%	3.04%	4.42%	3.91%

(1) Represents tax equivalent yield
(2) Represents weighted note rates exclusive of loan fees

Please note that in the above table, financial assets and liabilities are listed at their expected maturity date.  Our variable rate financial assets may reprice much sooner than their expected maturity date and liabilities may or may not run off at the expected rate as indicated above.  Therefore, we prefer to analyze our assets and liabilities as shown in the following chart, which indicates when the assets and liabilities can be repriced.

Repricing Opportunities for Assets and Liabilities

(In thousands as of December 31, 2008)

	2009	2010	2011	2012	2013	Thereafter	Total
ASSETS
Loans (1) (2)	$2,465,959	$253,990	$282,413	$240,679	$463,284	$65,730	$3,772,055
Yield	6.72%	6.93%	6.98%	7.34%	6.55%	6.39%	6.77%
Investments (2) (3)	17,113	2,610	37,568	5,069	5,000	29,904	97,264
Yield	2.08%	4.62%	3.47%	2.72%	4.00%	5.95%	4.21%
Fed funds sold	117,740	-	-	-	-	-	117,740
Yield	0.32%	-	-	-	-	-	0.32%
Total earning assets	$2,600,812	$256,600	$319,981	$245,748	$468,284	$95,634	$3,987,059
Yield	6.40%	6.91%	6.57%	7.25%	6.53%	6.25%	6.51%

LIABILITIES
NOW, money market,
and sweep accounts	$152,064	$8,826	$8,826	$8,826	$8,826	$138,186	$325,554
Cost	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%
Savings	42,940	42,941	42,941	42,941	33,626	159,725	365,114
Cost	1.74%	1.74%	1.74%	1.74%	1.74%	1.74%	1.74%
Time deposits	1,882,705	211,022	31,951	41,469	19,664	2,235	2,189,046
Cost	3.54%	3.87%	4.65%	5.06%	4.29%	4.90%	3.62%
Fed funds purchased
and repurchase agreements	21,616	-	-	-	-	-	21,616
Cost	0.10%	-	-	-	-	-	0.10%
Subordinated debt	-	-	-	-	-	5,156	5,156
Cost	-	-	-	-	-	5.08%	5.08%
FHLB borrowings	68,146	65,786	-	100,485	100,000	95,000	429,417
Cost	3.53%	3.95%	-	4.55%	3.04%	4.42%	3.91%
Total interest bearing liabilities	$2,167,471	$328,575	$83,718	$193,721	$162,116	$400,302	$3,335,903
Cost	3.27%	3.53%	2.75%	3.86%	2.80%	2.03%	3.15%

GAP	$433,341	$(71,975)	$236,263	$52,027	$306,168	$(304,668)	$651,156

(1) Loan fees and costs are included in balance but not in the yield
(2) Taxable equivalent
(3) Amortized cost

It is generally assumed that during a period of rising interest rates, the net earnings of an institution with a negative gap may be adversely affected due to its interest bearing liabilities repricing to a greater extent than its interest-earning assets. Conversely, during a period of falling interest rates, net earnings may increase. That assumption, however, is based on the premise that assets/liabilities within a one-year time frame will generally move in the same direction at approximately the same rate. However, historical data reflects that the relationship between one-year asset/liabilities may not be as strongly correlated as assumed. Loans with one-year repricing characteristics are tied to a number of indexes to include our base rate, the Wall Street Journal prime, the one-year constant maturity treasury, LIBOR, and FHLB rates. Those indexes are subject to the movement of the one-year market rates. On the other hand, NOW and time deposits, which constitute the bulk of the one-year repricing liabilities, are subject to the local financial institutions' market. Pricing for NOW and time deposits is dependent on customer preferences and the subjective pricing influence of local banks, credit unions, etc. Thus, while a good portion of our loans are tied to national and international money markets; deposits are subject to the conditions of our market areas in Washington and Oregon.  Additionally, when interest rates change, different rates change by different amounts.  The use of “multipliers” is used that represent the change of each asset/liability rate compared to the change in the federal funds rate.  For example, the prime rate has a factor of 1 indicating it changes the same amount as any federal funds rate change.  Core deposit sectors may have a factor of .25, indicating those rates move only 25% as much.  Applying the multipliers to the balance sheet, at December 31, 2008, we had a positive gap of $433.3 million, compared to a positive gap of $383.8 million at December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item are incorporated by reference from the 2008 Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of Frontier Financial Corporation and its subsidiaries  (“the Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008.  The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation performed an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, Management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.

The Corporation’s independent registered public accounting firm, Moss Adams LLP who audits the Corporation’s consolidated financial statements, have issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that as of December 31, 2008, we maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in the period covered by this report that has materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical and business experience information about the directors and director nominees are included in Frontier Financial Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2009 (the “Proxy Statement”) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on our executive officers is also included in the Proxy Statement.

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

Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares reserved for issuance under our share-based compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by	1,374,734	$16.69	4,378,358
security holders (A)
Equity compensation plans not approved by	9,256	N/A	35,744
security holders (B)	1,383,990		4,414,102

(A) Consists of FFC Incentive Stock Options Plan
(B) Consists of FFC 1999 Employee Stock Award Plan

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the caption “Share Ownership Information” in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a)(1) Financial Statements.

Financial statements required by Item 8 of this report are incorporated by reference from the 2008 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules.

All financial schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on page 50.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION
March 10, 2009	/s/ Patrick M. Fahey
Patrick M. Fahey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 10, 2009	/s/ Patrick M. Fahey
Patrick M. Fahey
Chairman and Chief Executive Officer
(Principal Executive Officer)

March 10, 2009	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 10, 2009	/s/ Michael J. Clementz
Michael J. Clementz, Director

March 10, 2009	/s/ David M. Cuthill
David M. Cuthill, Director

March 10, 2009	/s/ Lucy DeYoung
Lucy DeYoung, Director

March 10, 2009	/s/ John J. Dickson
John J. Dickson, Director

March 10, 2009	/s/ Edward D. Hansen
Edward D. Hansen, Director

March 10, 2009	/s/ Edward C. Rubatino
Edward C. Rubatino, Director

March 10, 2009	/s/ Darrell J. Storkson
Darrell J. Storkson, Director

March 10, 2009	/s/ Mark O. Zenger
Mark O. Zenger, Director

EXHIBIT INDEX

	(3	)(a)	Articles of Incorporation of Frontier Financial Corporation are incorporated herein by reference to Appendix A
			to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

	(3	)(b)	By-laws of Frontier Financial Corporation are incorporated herein by reference to Exhibit 3(ii) to Form 10-Q filed
			on October 29, 2003.

*	(10	)(a)	Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated by reference
			to Exhibit 99.1 to Registration Statement on Form S-8, filed March 27, 1998 (File No. 333-48805).

*	(10	)(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1
			to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

*	(10	)(c)	Frontier Financial Corporation 2001 Stock Award Plan is incorporated herein by reference to Exhibit 99.1
			to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-54362).

*	(10	)(d)	Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan is
			incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed January 26, 2001
			(File No. 333-37242).

*	(10	)(e)	Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan is incorporated
			herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed February 13, 2001
			(File No. 333-50882).

*	(10	)(f)	Frontier Financial Corporation Employee Stock Option Plan and NorthStar Bank Employee Stock Option Plan,
			NorthStar Bank 1994 Employee Stock Option Plan and NorthStar Director Nonqualified Stock Option Plan are
			incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed March 16, 2006
			(File No. 333-132487).

*	(10	)(g)	Frontier Financial Corporation 2006 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to
			Registration Statement on Form S-8, filed August 4, 2006 (File No. 333-136298).

*	(10	)(h)	Change of Control Agreement with John J. Dickson is incorporated herein by reference to Exhibit 10.1 to
			Current Report on Form 8-K, filed January 19, 2006 (File No. 000-15540).

*	(10	)(i)	Change of Control Agreements with other executive officers.

	(13)		Portions of the Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by
			herein by reference.

**	(14)		Code of Ethics for senior financial officers.

	(21)		Subsidiaries of Registrant.

	(23.1)		Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

	(31.1)		302 Certification of Chief Executive Officer.

	(31.2)		302 Certification of Chief Financial Officer.

	(32)		Certification pursuant to 28 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*		Compensatory plan or arrangement.
	**		Previously filed.