Form 10-Q
period 2009-04-30
FRONTIER FINANCIAL CORP /WA/
filed 2009-05-01
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [  ]                                                                Accelerated filer [X]                                           Nonaccelerated filer [  ]                Smaller reporting company [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the Registrant’s common stock (no par value) outstanding as of April 24, 2009, was 47,131,853.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$38,160	$52,022
Federal funds sold	290,349	117,740
Securities
Available for sale, at fair value	80,111	90,606
Held to maturity, at amortized cost	3,084	3,085
Total securities	83,195	93,691

Loans held for resale	6,191	6,678
Loans	3,653,319	3,772,055
Allowance for loan losses	(111,484)	(112,556)
Net loans	3,548,026	3,666,177

Premises and equipment, net	50,717	51,502
Intangible assets	740	794
Federal Home Loan Bank (FHLB) stock	19,885	19,885
Bank owned life insurance	24,578	24,321
Other real estate owned	18,874	10,803
Other assets	79,743	67,510
Total assets	$4,154,267	$4,104,445

LIABILITIES
Deposits
Noninterest bearing	$410,411	$395,451
Interest bearing	2,943,245	2,879,714
Total deposits	3,353,656	3,275,165
Federal funds purchased and
securities sold under repurchase agreements	22,067	21,616
Federal Home Loan Bank advances	428,996	429,417
Junior subordinated debentures	5,156	5,156
Other liabilities	24,991	21,048
Total liabilities	3,834,866	3,752,402

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,131,853 and 47,095,103 shares issued and outstanding at March 31, 2009
and December 31, 2008	256,970	256,137
Retained earnings	64,209	98,020
Accumulated other comprehensive loss, net of tax	(1,778)	(2,114)
Total shareholders' equity	319,401	352,043
Total liabilities and shareholders' equity	$4,154,267	$4,104,445

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$49,400	$75,918
Interest on federal funds sold	201	93
Interest on investments	890	1,489
Total interest income	50,491	77,500
INTEREST EXPENSE
Interest on deposits	22,635	25,725
Interest on borrowed funds	4,102	4,377
Total interest expense	26,737	30,102
Net interest income	23,754	47,398
PROVISION FOR LOAN LOSSES	58,000	9,000
Net interest (loss) income after provision for loan losses	(34,246)	38,398

NONINTEREST INCOME
Gain on sale of securities	47	2,324
Gain on sale of secondary mortgage loans	584	389
Gain on sale of other real estate owned	-	12
Service charges on deposit accounts	1,446	1,325
Other noninterest income	2,245	2,253
Total noninterest income	4,322	6,303

NONINTEREST EXPENSE
Salaries and employee benefits	12,420	13,993
Occupancy expense	2,838	2,590
State business taxes	326	551
Other noninterest expense	7,708	4,411
Total noninterest expense	23,292	21,545

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(53,216)	23,156
PROVISION (BENEFIT) FOR INCOME TAXES	(19,405)	7,655
NET INCOME (LOSS)	$(33,811)	$15,501
Weighted average number of
shares outstanding for the period	47,126,801	46,985,320
Basic earnings (loss) per share	$(0.72)	$0.33
Weighted average number of diluted shares
outstanding for period	47,126,801	47,098,645
Diluted earnings (loss) per share	$(0.72)	$0.33

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income (loss)	$(33,811)	$15,501
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	968	716
Amortization	134	13
Intangible amortization	54	70
Provision for loan losses	58,000	9,000
Gain on sale of securities	(47)	(2,324)
Gain on sale of other real estate owned	-	(12)
Gain on sale of secondary mortgage loans	(584)	(389)
Proceeds from sale of mortgage loans	46,884	28,916
Origination of mortgage loans held for sale	(45,813)	(28,892)
Deferred taxes	(19,226)	-
Stock award plan compensation	109	25
Stock option expense	724	745
Excess tax benefits associated with equity-based compensation	-	(6)
Increase in surrender value of bank owned life insurance	(257)	(268)
Changes in operating assets and liabilities
Income taxes receivable	5,558	-
Income taxes payable	403	7,299
Interest receivable	3,099	1,239
Interest payable	(829)	(206)
Other operating activities	2,958	1,063
Net cash provided by operating activities	18,324	32,490

Cash flows from investing activities
Net change in federal funds sold	(172,609)	-
Purchase of securities available for sale	(15,353)	(37,120)
Proceeds from sale of available for sale securities	640	16,622
Principal repayments on mortgage-backed securities	641	-
Proceeds from maturities of available for sale securities	25,000	30,000
Proceeds from the sale of other real estate owned	1,662	379
Net cash flows from loan activities	49,495	(108,078)
Purchases of premises and equipment	(183)	(4,254)
Net cash used in investing activities	$(110,707)	$(102,451)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from financing activities
Net change in core deposit accounts	$24,176	$21,773
Net change in certificates of deposit	54,315	198,138
Net change in federal funds purchased and securities
sold under repurchase agreements	451	(190,161)
Advances from Federal Home Loan Bank	45,000	95,000
Repayment of Federal Home Loan Bank advances	(45,421)	(75,471)
Stock options exercised	-	82
Excess tax benefits associated with equity-based compensation	-	6
Cash dividends paid	-	(8,263)
Other financing activities	-	(235)
Net cash provided by financing activities	78,521	40,869

Decrease in cash and due from banks	(13,862)	(29,092)

Cash and due from banks at beginning of period	52,022	99,102

Cash and due from banks at end of period	$38,160	$70,010

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$27,566	$30,308
Cash paid during the period for income taxes	$-	$500

Supplemental information about noncash investing and financing activities
Transfer of loans to other real estate owned, net of valuation adjustments	$9,733	$633
Change in portion of reserve identified for undisbursed loans and
reclassified as a liability	$436	264

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC”, the “Corporation”, “us”, “we” or “our”) include the accounts of Frontier Financial Corporation, a bank holding company, and our wholly-owned subsidiary Frontier Bank (the “Bank”).  All material intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2008 Annual Report incorporated by reference on Form 10-K for the year ended December 31, 2008.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications have no effect on the previously reported financial condition or results of operations of the Corporation.

Note 2: Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This FSP is not expected to have a material impact on our consolidated financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions and Strategic Plan

Regulatory Actions

FDIC Order

As noted in our March 25, 2009, Form 8-K filing, Frontier Bank (“Bank”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“FDIC Order”) on March 20, 2009 with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions, Division of Banks (“DFI”) resulting from a June 30, 2008 examination.

The regulators alleged that the Bank had engaged in unsafe or unsound banking practices by operating with inadequate management and board supervision; engaging in unsatisfactory lending and collection practices; operating with inadequate capital in relation to the kind and quality of assets held at the Bank; operating with an inadequate loan valuation reserve; operating with a large volume of poor quality loans; operating in such a manner as to produce low earnings and operating with inadequate provisions for liquidity.  By consenting to the FDIC Order, the Bank neither admitted nor denied the alleged charges.

Under the terms of the FDIC Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (1) review the qualifications of the Bank’s executive officers, (2) increase director participation and supervision of Bank affairs, (3) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of real estate construction and land development loans, (4) develop a capital plan and increase Tier 1 capital, (5) implement a comprehensive policy for determining the adequacy of the allowance for loan losses, (6) formulate a written plan to reduce the Bank’s risk exposure to nonperforming assets, (7) develop a plan to control overhead and other expenses to restore profitability, (8) implement a liquidity and funds management policy to reduce the Bank’s reliance on non-core funding sources and (9) prepare and submit progress reports to the FDIC and the DFI.  The FDIC Order will remain in effect until modified or terminated by the FDIC and the DFI.

The Order does not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and DFI did not impose any monetary penalties.

The Corporation and the Bank have been actively engaged in responding to the concerns raised in the FDIC Order, and we believe we have already addressed all the regulators’ requirements, with the exception of increasing Tier 1 capital, in which efforts are currently underway.

FRB Notice

The Federal Reserve Bank of San Francisco, or FRB, has notified Frontier Financial Corporation (the “Corporation”) and the Bank that neither the Corporation nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB.  In addition, neither the Corporation nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC.  Further, the Corporation is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities and interest at the holding company level) or any other significant operating expenses, without notifying the FRB for prior approval of such payments.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions and Strategic Plan (continued)

Capital

Although as previously reported, the Corporation and the Bank were “well capitalized” at December 31, 2008, based on our financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the FRB and the FDIC have advised the Corporation and the Bank that they will no longer be regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC Order.  Frontier Bank has been reclassified from “well capitalized” to “adequately capitalized.”  As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits have increased.

Strategic Plan

The first quarter 2009 results reflect continued pressure from an uncertain economy and the negative impact on the local housing market.  Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.

Diversifying the Loan Portfolio

Management has been diligently working to reduce the concentration in real estate construction and land development loans, and on a linked quarter basis, successfully reduced these portfolios by $147.4 million, or 9.6%, from December 31, 2008 to March 31, 2009.  In addition, undisbursed loan commitments related to these portfolios decreased $75.0 million, or 41.9%, for the same period.  Our newly formed Business Banking team continues to focus on generating commercial and industrial loans and deposits to small to medium-sized business.

Asset Quality

Our recently expanded special assets group continues to focus on reducing nonperforming assets.  We continue our aggressive approach of recognizing problem loans and continue to charge-off specific reserves in the allowance for loan losses.  For the three months ended March 31, 2009, net charge-offs totaled $59.5 million.

Capital Preservation

We are currently taking steps to strengthen our capital position.  We continue to look at adding capital through a private equity investment and have engaged an investment banking firm to help facilitate this process.  Emphasis has also been placed on shifting higher risk weighted assets into lower risk weighted categories for the purpose of calculating capital ratios.  At March 31, 2009, our total risk-based capital and Tier 1 leverage capital ratios were 10.4% and 7.6%, respectively, and continue to be above the established minimum regulatory capital levels.

Liquidity

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Total deposits increased $78.5 million from December 31, 2008 to March 31, 2009.

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio.  For the first quarter of 2009, total loans decreased $119.2 million, compared to the fourth quarter of 2008.  Additionally, we have increased our federal funds sold balances on a linked quarter basis.

Expense Reduction Measures

As part of our ongoing strategy to reduce noninterest expense, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.  This cost saving measure is expected to reduce noninterest expense by approximately $1.7 million annually.  This is in addition to other previously announced expense reduction measures; including reductions to executive compensation, salary freezes and the elimination of performance bonuses and discretionary profit sharing contributions to the Employee Benefit Plan for the year ended December 31, 2008.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4: Securities

Our investment portfolio is classified into two groups; securities available for sale (“AFS”) and securities held to maturity (“HTM”).  Securities that are classified as AFS are carried at fair value.  Unrealized gains and losses for AFS securities are excluded from earnings and reported as a separate component of equity capital, net of tax.  AFS securities may be sold at any time.  Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.

Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available for sale and held to maturity securities at March 31, 2009 (in thousands).  For the period ended March 31, 2009, there were no securities classified as trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$6,106	$84	$-	$(3,760)	$2,430
U.S. Treasuries	6,283	121	-	-	6,404
U.S. Agencies	26,567	207	-	-	26,774
Corporate securities	3,924	13	-	(112)	3,825
Mortgage-backed securities	37,435	297	(6)	-	37,726
Municipal securities	2,850	104	-	(2)	2,952
	83,165	826	(6)	(3,874)	80,111

HTM Securities
Corporate securities	1,524	19	-	-	1,543
Municipal securities	1,560	34	-	-	1,594
	3,084	53	-	-	3,137
Total	$86,249	$879	$(6)	$(3,874)	$83,248

Management has the ability and intent to hold securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value.  Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  We did not recognize any other-than-temporary impairment losses for the three months ended March 31, 2009 and 2008.

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses.  We have evaluated these securities and have determined that the decline in value is temporary.  There were six securities with unrealized losses at March 31, 2009.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4: Securities (continued)

Contractual maturities of securities at March 31, 2009, are shown below (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$6,703	$6,758	$574	$580
1 - 5 years	27,807	27,896	986	1,014
5 - 10 years	1,620	1,739	-	-
Over 10 years	47,035	43,718	1,524	1,543
	$83,165	$80,111	$3,084	$3,137

Note 5: Loans and Allowance for Loan Losses

The major classifications of loans, excluding loans held for resale, are as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial and industrial	$445,448	$458,263
Real Estate:
Commercial	1,024,196	1,048,431
Construction	871,956	952,619
Land development	513,696	581,683
Completed lots	298,162	250,405
Residential 1-4 family	438,484	425,874
Installment and other loans	70,251	65,490
	3,662,193	3,782,765
Unearned fee income	(8,874)	(10,710)
Total loans	$3,653,319	$3,772,055

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Loans and Allowance for Loan Losses (continued)

The following table presents the activity related to the allowance for loan losses (in thousands):

	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2008
Beginning balance	$114,638	$57,658
Provision for loan losses	58,000	120,000
Charge-offs	(59,845)	(63,526)
Recoveries	337	506
Balance before portion identified for undisbursed loans	113,130	114,638
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(1,646)	(2,082)
Balance at end of period	$111,484	$112,556

Nonperforming Assets

Nonaccruing loans, restructured loans and other real estate owned (“OREO”), are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial and industrial	$12,745	$12,908
Real estate:
Commercial	14,527	10,937
Construction	286,342	181,905
Land development	217,082	177,139
Completed lots	94,438	34,005
Residential 1-4 family	30,521	17,686
Installment and other	718	645
Total nonaccruing loans	656,373	435,225

Other real estate owned	18,874	10,803
Total nonperforming assets	$675,247	$446,028

Restructured loans	$-	$-

Total loans at end of period (1)	$3,659,510	$3,778,733
Total assets at end of period	$4,154,267	$4,104,445

Total nonaccruing loans to total loans	17.94%	11.52%
Total nonperforming assets to total assets	16.25%	10.87%

(1) Includes loans held for resale.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Loans and Allowance for Loan Losses (continued)

Other Real Estate Owned

The following table presents the activity related to OREO (in thousands):

	March 31, 2009		December 31, 2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	9,698	24	12,992	76
Capitalized improvements	47		623
Valuation adjustments	(12)		(68)
Disposition of OREO	(1,662)	(5)	(3,111)	(13)
Ending balance	$18,874	83	$10,803	64

At March 31, 2009, OREO totaled $18.9 million and consisted of 63 properties in Washington state and 20 in Oregon state, with balances ranging from $17 thousand to $3.6 million.

Note 6: Shareholders’ Equity and Regulatory Matters

We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum ratios and the actual capital ratios at March 31, 2009, are set forth in the table below (in thousands):

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	10.40%	10.13%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	9.13%	8.85%	6.00%	4.00%
Tier 1 leverage capital to average assets	7.60%	7.37%	5.00%	4.00%

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7: Share-Based Compensation Plans

Stock Incentive Plan

In 2006, the Corporation’s shareholders approved a Stock Incentive Plan (the “Plan”) to promote the best interest of the Corporation, our subsidiaries and our shareholders, by providing an incentive to those key employees who contribute to our success.  The Plan allows for incentive stock options, stock grants and stock appreciation rights to be awarded.  The maximum number of shares that may be issued under the Plan is 5,250,000 common shares.  At March 31, 2009, 4,342,358 common shares were available for grant.  Shares issued and outstanding are adjusted to reflect common stock dividends, splits, recapitalization or reorganization.  Options are granted at fair market value, generally vest over three years, and expire ten years from the date of grant.  Dividends are paid on stock grants but not paid on incentive stock options.  Certain options provide for accelerated vesting if there is a change in control.

The following table presents the activity related to options for the three months ended March 31, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	1,374,734	$16.69
Granted	-	$-
Exercised	-	$-
Forfeited/expired	(55,171)	$16.27
Balance, March 31, 2009	1,319,563	$16.70	6.3	$-

Exercisable, March 31, 2009	954,775	$16.97	5.4	$-

The following table presents the activity related to nonvested stock awards under the Plan for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	269,762	$11.74
Awarded	36,000	$3.02
Vested	(36,750)	$3.21
Forfeited	(5,650)	$9.38
Nonvested at March 31, 2009	263,362	$11.79

The total fair value of shares and options vested and recognized as compensation expense under this Plan for the three months ended March 31, 2009 and 2008, was $833 thousand and $745 thousand, respectively.  At March 31, 2009, there were 628,150 nonvested shares and options outstanding and there was $3.6 million of total unrecognized compensation cost related to these shares and options.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  No stock options were granted during the three months ended March 31, 2009 or 2008.

There were no stock option exercises for the three months ended March 31, 2009. The total intrinsic value, amount by which the fair value of the underlying stock exceeded the exercise price of an option on exercise date, of options exercised for the three months ended March 31, 2008, was $32 thousand.  Cash received and the actual tax benefit realized for the tax deductions from options exercised was $82 thousand and $6 thousand, respectively, for the three months ended March 31, 2008.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7: Share-Based Compensation Plans (continued)

1999 Employee Stock Award Plan

We adopted a 1999 Employee Stock Award Plan to recognize, motivate and reward eligible employees for longstanding performance.  Employees eligible to receive stock awards under this Plan must have been employees for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan will expire in 2009 and there are currently no plans to renew the Plan.  Any future grants will be made out of the 2006 Stock Incentive Plan, as noted above.

There were no shares issued from this Plan during the three months ended March 31, 2009.  For the three months ended March 31, 2008, 1,470 shares were issued from this Plan with a total fair value of $25 thousand recognized as compensation expense.

Note 8: Earnings (Loss) per Share

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings (loss) per share data and provides a summary of the calculation of both basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income (loss)	$(33,811)	$15,501

Average basic shares outstanding	47,127	46,985

Dilutive shares	-	114

Average diluted shares outstanding	47,127	47,099

Basic earnings (loss) per share	$(0.72)	$0.33

Diluted earnings (loss) per share	$(0.72)	$0.33

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Value Measurements

We adopted the provision of FAS 157, Fair Value Measurements, on January 1, 2008.  FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following is a description of the valuation methodologies used to measure and disclose the fair value of assets and liabilities on a recurring or nonrecurring basis:

Securities

Securities available for sale are recorded at fair value on a recurring basis.  Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1), through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily available (Level 2) or through the use of valuation techniques, such as discounted cash flow models (Level 3).

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions (Level 3).

Other Real Estate Owned

Other real estate owned (“OREO”) consists principally of properties acquired through foreclosure.  Subsequent to the transfer of loans to OREO, and on a nonrecurring basis, fair value adjustments are recorded to reflect partial write-downs based on the current appraised value or internally developed models which contain management’s assumptions (Level 3).

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Value Measurements (continued)

The following table presents the balances of assets measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$1,881	$549	$-	$2,430
U.S. Treasuries	-	6,404	-	6,404
U.S. Agencies	-	26,774	-	26,774
Corporate securities	-	2,325	1,500	3,825
Mortgage-backed securities	-	37,726	-	37,726
Municipal securities	-	2,952	-	2,952
Total	$1,881	$76,730	$1,500	$80,111

The following table presents the fair value adjustments of assets measured on a recurring basis, using significant unobservable inputs (Level 3), for the three months ended March 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2009	$1,500
Total gains or losses recognized	-
Purchases	-
Transfers in and/or out of Level 3	-
Balance at March 31, 2009	$1,500

At March 31, 2009, we valued an investment in a single issuer trust preferred security at par.  As a result of unprecedented disruptions of certain financial markets, we determined that there were insufficient transactions or other market indicators to accurately determine the fair value of this security.  This determination is considered a Level 3 input.  For the three months ended March 31, 2009, there were no losses recognized with respect to this security.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at March 31, 2009, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2009 (in thousands):

	Fair Value at March 31, 2009				Three Months Ended March 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
Impaired loans (1)	$-	$-	$373,580	$373,580	$56,021
OREO (2)	-	-	17,951	17,951	734
	$-	$-	$391,531	$391,531	$56,755

(1)	The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of the collateral.

(2)	The loss represents charge-offs or impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

There was no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2009.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10: Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (“FIN 48”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We had no unrecognized tax benefits which would require an adjustment to the January 1, 2007, beginning balance of retained earnings.  We had no unrecognized tax benefits at January 1, 2007, March 31, 2008 or March 31, 2009.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  For the three months ended March 31, 2009 and 2008, we recognized no interest or penalties.

We file federal and various state and local income tax returns.  With few exceptions, we are no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in our December 31, 2008 Form 10-K, filed with the Securities and Exchange Commission, under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and those discussed in this Form 10-Q under Part II, Item 1A "Risk Factors" below, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

•
the possibility that we will be unable to comply with the conditions imposed upon us in the Order to Cease and Desist, which could result in the imposition of further restrictions on our operations or penalties;

•	fluctuations in loan demand, the number of unsold homes, other properties and real estate values;

•
our ability to manage loan delinquency rates, which may be impacted by deterioration in the housing and commercial real estate markets that may lead to increased losses and non-performing assts in our loan portfolios, and may result in our allowance for loan losses not being adequate to cover actual losses and may require us to materially increase our reserves;

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

Financial Overview

The first quarter 2009 results reflect continued pressure from an uncertain economy and the negative impact of the economy on the local housing market in Washington and Oregon.  For the three months ended March 31, 2009, we reported a net loss of $33.8 million, or ($0.72) per diluted share, compared to net income of $15.5 million, or $0.33 per diluted share, for the three months ended March 31, 2008.  Contributing to the first quarter 2009 net loss was a $58.0 million provision for loan losses.

Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.  Management has been diligently working to reduce the concentration in real estate construction and land development loans; improve asset quality, capital and on-balance sheet liquidity and reduce expenses.

Management has been diligently working to reduce the concentration in real estate construction and land development loans, and on a linked quarter basis, successfully reduced these portfolios by $147.4 million, or 9.6%, from December 31, 2008 to March 31, 2009.  In addition, undisbursed loan commitments related to these portfolios decreased $75.0 million, or 41.9%, for the same period.  Our newly formed Business Banking team continues to focus on generating commercial and industrial loans and deposits to small to medium-sized business.

Our recently expanded special assets group continues to focus on reducing nonperforming assets.  We continue our aggressive approach of recognizing problem loans and continue to charge-off specific reserves in the allowance for loan losses.  For the three months ended March 31, 2009, net charge-offs totaled $59.5 million.

We are currently taking steps to strengthen our capital position.  We continue to look at adding capital through a private equity investment and have engaged an investment banking firm to help facilitate this process.  Emphasis has also been placed on shifting higher risk weighted assets into lower risk weighted categories for the purpose of calculating capital ratios.  At March 31, 2009, our total risk-based capital and Tier 1 leverage capital ratios were 10.4% and 7.6%, respectively, and continue to be above the established minimum regulatory capital levels.

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Total deposits increased $78.5 million on a linked quarter basis and $190.5 million year-over-year.  In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio.  For the first quarter of 2009, total loans decreased $119.2 million, compared to the fourth quarter of 2008, and $57.4 million compared to the first quarter of 2008.  Additionally, we have increased our federal funds sold balances on a linked quarter and year-over-year basis.

As part of our ongoing strategy to reduce noninterest expense, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.  This cost saving measure is expected to reduce noninterest expense by approximately $1.7 million annually.  This is in addition to other previously announced expense reduction measures; including reductions to executive compensation, salary freezes and the elimination of performance bonuses and discretionary profit sharing contributions to the Employee Benefit Plan for the year ended December 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulatory Actions

FDIC Order

As noted in our March 25, 2009, Form 8-K filing, Frontier Bank (“Bank”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“FDIC Order”) on March 20, 2009 with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions, Division of Banks (“DFI”) resulting from a June 30, 2008 examination.

The regulators alleged that the Bank had engaged in unsafe or unsound banking practices by operating with inadequate management and board supervision; engaging in unsatisfactory lending and collection practices; operating with inadequate capital in relation to the kind and quality of assets held at the Bank; operating with an inadequate loan valuation reserve; operating with a large volume of poor quality loans; operating in such a manner as to produce low earnings and operating with inadequate provisions for liquidity.  By consenting to the FDIC Order, the Bank neither admitted nor denied the alleged charges.

Under the terms of the FDIC Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (1) review the qualifications of the Bank’s executive officers, (2) increase director participation and supervision of Bank affairs, (3) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of real estate construction and land development loans, (4) develop a capital plan and increase Tier 1 capital, (5) implement a comprehensive policy for determining the adequacy of the allowance for loan losses, (6) formulate a written plan to reduce the Bank’s risk exposure to nonperforming assets, (7) develop a plan to control overhead and other expenses to restore profitability, (8) implement a liquidity and funds management policy to reduce the Bank’s reliance on non-core funding sources and (9) prepare and submit progress reports to the FDIC and the DFI.  The FDIC Order will remain in effect until modified or terminated by the FDIC and the DFI.

The Order does not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and DFI did not impose any monetary penalties.

The Corporation and the Bank have been actively engaged in responding to the concerns raised in the FDIC Order, and we believe we have already addressed all the regulators’ requirements, with the exception of increasing Tier 1 capital, in which efforts are currently underway.

FRB Notice

The Federal Reserve Bank of San Francisco, or FRB, has notified Frontier Financial Corporation (the “Corporation”) and the Bank that neither the Corporation nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB.  In addition, neither the Corporation nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC.  Further, the Corporation is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities and interest at the holding company level) or any other significant operating expenses, without notifying the FRB for prior approval of such payments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital

Although as previously reported, the Corporation and the Bank were “well capitalized” at December 31, 2008, based on our financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the FRB and the FDIC have advised the Corporation and the Bank that they will no longer be regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC Order. Frontier Bank has been reclassified from “well capitalized” to “adequately capitalized.”  As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits, are expected to increase.

Review of Financial Condition – March 31, 2009 and December 31, 2008

Federal Funds Sold

At March 31, 2009, federal funds sold totaled $290.3 million, compared to $117.7 million at December 31, 2008, an increase of $172.6 million, or 146.6%.  Federal funds sold fluctuate on a daily basis depending on our net cash position for the day.  In addition, increased federal fund sold balances improves on-balance sheet liquidity, which is an ongoing focus of management.

Securities

At March 31, 2009, securities totaled $83.2 million, compared to $93.7 million at December 31, 2008, a decrease of $10.5 million, or 11.2%.  During the first quarter of 2009, $20.0 million of FHLB securities were called with rates ranging from 3.15% to 3.75% and a $5.0 million FHLB CD matured with a rate of 1.65%.  Based on pledging requirements, these called/matured securities were replaced with $14.9 million of Government National Mortgage Association (“GNMA”) securities with yields of 4.50% and 6.00%.

Loans

The following table represents the loan portfolio by type, excluding loans held for resale and net of unearned income, at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Amount	% of total	Amount	% of total
Commercial and industrial	$444,681	12.2%	$457,215	12.1%
Real estate loans:
Commercial	1,020,530	27.9%	1,044,833	27.7%
Construction	870,201	23.8%	949,909	25.2%
Land development	512,804	14.0%	580,453	15.4%
Completed lots	297,702	8.1%	249,685	6.6%
Residential 1-4 family	437,170	12.0%	424,492	11.3%
Installment and other	70,231	2.0%	65,468	1.7%
Total	$3,653,319	100.0%	$3,772,055	100.0%

Total loans, excluding loans held for resale, decreased $118.7 million, or 3.2%, to a balance of $3.65 billion at March 31, 2009, from $3.77 billion at December 31, 2008.  With few exceptions, we have suspended the origination of new real estate construction, land development and completed lot loans.  For the first three months of 2009, new loan origination totaled $23.3 million, compared to $74.2 million for the three months ended December 31, 2008, a decrease of $50.9 million, or 68.6%.  In addition, for the three months ended March 31, 2009, undisbursed loan commitments decreased $108.9 million, or 22.5%, from December 31, 2008.  For the same period, completed lot loans increased $48.0 million, or 19.2%.  In certain circumstances in which real estate construction and land development loans are no longer performing and will not be completed, they are reclassified as real estate completed lot loans.

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

Management and the Board review policies and procedures at least annually, and changes are made to reflect the current operating environment integrated with regulatory requirements.  Partly out of these policies has evolved an internal credit risk review process.  During this process, the quality grades of loans are reviewed and loans are assigned a dollar value of the loan loss reserve by degree of risk.  This analysis is performed quarterly and reviewed by management who makes the determination if the risk is reasonable, and if the reserve is adequate.   This quarterly analysis is then reviewed by the Board of Directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allowance for loan losses, loan charge-offs and loan recoveries are summarized as follows (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2009	December 31, 2008
Beginning balance	$114,638	$57,658

Provision for loan losses	58,000	120,000

Charge-offs:
Commercial and industrial	(5,355)	(3,101)
Real estate:
Commercial	(149)	(1,264)
Construction	(29,448)	(31,968)
Land development	(19,057)	(12,165)
Completed lots	(3,504)	(13,839)
Residential 1-4 family	(2,127)	(846)
Installment and other	(205)	(343)
Total charge-offs	(59,845)	(63,526)

Recoveries:
Commercial and industrial	211	308
Real estate:
Commercial	-	-
Construction	51	161
Land development	57	-
Completed lots	16	9
Residential 1-4 family	-	-
Installment and other	2	28
Total recoveries	337	506

Net charge-offs	(59,508)	(63,020)
Balance before portion identified for
undisbursed loans	113,130	114,638
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(1,646)	(2,082)
Balance at end of period	$111,484	$112,556

Average loans for the period	$3,746,035	$3,774,501

Ratio of net charge-offs to average
loans outstanding during the period	1.59%	1.67%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allocation of the allowance for loan losses at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial and industrial	$14,866	$15,127
Real Estate:
Commercial	13,842	11,388
Construction	34,190	27,636
Land development	19,115	22,701
Completed lots	6,776	9,054
Residential 1-4 family	13,483	14,056
Installment and other	1,203	1,071
Unallocated	8,009	11,523
Total	$111,484	$112,556

The allowance for loan losses totaled $111.5 million, or 3.05%, of total loans outstanding at March 31, 2009, compared to $112.6 million, or 2.98%, of total loans outstanding at December 31, 2008.  Including the allocation for undisbursed loans of $1.6 million, would result in a total allowance of $113.1 million, or 3.09%, of total loans outstanding at March 31, 2009.  This compares to the undisbursed allocation of $2.1 million, for a total allowance of $114.6 million, or 3.03%, of total loans outstanding at December 31, 2008.

Nonperforming Assets

Nonaccruing loans, restructured loans and other real estate owned (“OREO”), are as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial and industrial	$12,745	$12,908
Real estate:
Commercial	14,527	10,937
Construction	286,342	181,905
Land development	217,082	177,139
Completed lots	94,438	34,005
Residential 1-4 family	30,521	17,686
Installment and other	718	645
Total nonaccruing loans	656,373	435,225

Other real estate owned	18,874	10,803
Total nonperforming assets	$675,247	$446,028

Restructured loans	$-	$-

Total loans at end of period (1)	$3,659,510	$3,778,733
Total assets at end of period	$4,154,267	$4,104,445

Total nonaccruing loans to total loans	17.94%	11.52%
Total nonperforming assets to total assets	16.25%	10.87%

(1) Includes loans held for resale.

Impaired Loans

A loan is considered impaired when management determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include all nonaccrual loans, restructured loans and other loans that management considers to be at risk.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

This assessment for impairment occurs when and while such loans are on nonaccrual or the loan has been restructured.  When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Bank.  If the current value of the impaired loan is less than the recorded investment in the loan impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

At March 31, 2009, nonaccruing loans totaled $656.4 million, compared to $435.2 million at December 31, 2008.  The increase in nonaccruing loans for the period is primarily attributable to the continued downturn in the local housing market and economy, which significantly impacted our real estate construction, land development and completed lot portfolios.  Of the total nonaccrual loans at March 31, 2009, 91.1% relate to our real estate construction, land development and completed lot portfolios.

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

Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.  There were no restructured loans at March 31, 2009 or December 31, 2008.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value, less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or other expense.

The following table presents the activity related to OREO (in thousands):

	March 31, 2009		December 31, 2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	9,698	24	12,992	76
Capitalized improvements	47		623
Valuation adjustments	(12)		(68)
Disposition of OREO	(1,662)	(5)	(3,111)	(13)
Ending balance	$18,874	83	$10,803	64

At March 31, 2009, OREO totaled $18.9 million, compared to $10.8 million at December 31, 2008, an increase of $8.1 million, or 74.7%.  At March 31, 2009, we had 83 OREO properties to 28 separate borrowers with balances ranging from $17 thousand to $3.6 million.  Of the 83 properties, 63 are located in Washington state and the remaining 20 are located in Oregon state.

Certain other loans, currently in nonaccrual, are in the process of foreclosure and potentially could become OREO.  Efforts, however, are constantly underway to reduce and minimize such nonperforming assets.  During 2008, we expanded our special assets group to focus on reducing nonperforming assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Assets

Other assets totaled $79.7 million at March 31, 2009, compared to $67.5 million at December 31, 2008.  The increase of $12.2 million, or 18.1%, is primarily attributable to the increase in the deferred tax asset resulting from the first quarter 2009 net loss, partially offset by the decrease in the income tax receivable related to the partial receipt of the 2008 tax refund.

Deposits

The following table represents the major classifications of interest bearing deposits at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$365,808	12.4%	$325,554	11.3%
Savings	334,076	11.4%	365,114	12.7%
Time deposits	2,243,361	76.2%	2,189,046	76.0%
Total	$2,943,245	100.0%	$2,879,714	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Review of Financial Condition – March 31, 2009 and March 31, 2008

Below are abbreviated balance sheets at March 31, 2009 and 2008, which indicate changes that have occurred over the past year (in thousands):

	March 31,	March 31,
	2009	2008	$ Change	% Change
ASSETS
Federal funds sold	$290,349	$5	$290,344	NM
Securities	83,195	128,604	(45,409)	-35.3%
Loans (net of unearned fee income):
Commercial and industrial	444,681	416,154	28,527	6.9%
Real Estate:
Commercial	1,020,530	1,025,047	(4,517)	-0.4%
Construction	870,201	1,084,264	(214,063)	-19.7%
Land development	512,804	565,690	(52,886)	-9.3%
Completed lots	297,702	245,500	52,202	21.3%
Residential 1-4 family	443,361	312,545	130,816	41.9%
Installment and other loans	70,231	67,750	2,481	3.7%
Total loans	3,659,510	3,716,950	(57,440)	-1.5%
FHLB stock	19,885	18,738	1,147	6.1%
Total earning assets	$4,052,939	$3,864,297	$188,642	4.9%
Total assets	$4,154,267	$4,062,825	$91,442	2.3%

LIABILITIES
Noninterest bearing deposits	$410,411	$373,268	$37,143	10.0%
Interest bearing deposits:
Money market, sweep and NOW	365,808	733,551	(367,743)	-50.1%
Savings accounts	334,076	305,982	28,094	9.2%
Time certificates	2,243,361	1,750,346	493,015	28.2%
Total interest bearing deposits	2,943,245	2,789,879	153,366	5.5%
Total deposits	3,353,656	3,163,147	190,509	6.0%
Federal funds purchased and securities
sold under repurchase agreements	22,067	67,984	(45,917)	-67.5%
FHLB advances	428,996	318,165	110,831	34.8%
Junior subordinated debt	5,156	5,156	-	0.0%
Total interest bearing liabilities	3,399,464	3,181,184	218,280	6.9%
Shareholders' equity	$319,401	$467,922	$(148,521)	-31.7%

Federal Funds Sold

At March 31, 2009, federal funds sold totaled $290.3 million, compared to $5 thousand at March 31, 2008.  Federal funds sold fluctuate on a daily basis depending on our net cash position for the day.  In addition, increased federal fund sold balances improves on-balance sheet liquidity, which is an ongoing focus of management.

Securities

Securities totaled $83.2 million at March 31, 2009, compared to $128.6 million at March 31, 2008, a decrease of $45.4 million, or 35.3%.

During the third quarter of 2008, we sold a $2.0 million Washington Mutual bond for a loss of $1.0 million.  In addition, we recognized other than temporary impairment losses of $6.4 million related to Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers bond and preferred stock.  During the fourth quarter of 2008, we sold Washington Banking Company stock with a book value of $3.1 million for a pre-tax gain of $2.5 million.  During 2008, when a security matured or was called, we generally did not replace it with a new security unless required for collateral purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first quarter of 2009, $20.0 million of FHLB securities were called with rates ranging from 3.15% to 3.75% and a $5.0 million FHLB CD matured with a rate of 1.65%.  Based on pledging requirements, these called/matured securities were replaced with $14.9 million of GNMA securities with yields of 4.50% and 6.00%.

Loans

At March 31, 2009, total loans were down $57.4 million, or 1.5%, over the previous year.  The largest decline came from our real estate construction portfolio, which decreased $214.1 million, or 19.7%, for the period.  In an effort to reduce our concentrations and diversify our loan portfolio, we are for the most part not currently originating new real estate construction loans.  For the three months ended March 31, 2009, total new loan originations were $23.3 million, compared to $287.1 million for the three months ended March 31, 2008, a decrease of $263.8 million, or 91.9%.

At March 31, 2009, the year-over-year increase in real estate completed lot loans is primarily attributable to the disbursement on existing projects.  At March 31, 2009, total undisbursed commitments to lend totaled $375.5 million, down from $813.0 million a year ago.  In addition, in certain circumstances in which real estate construction and land development loans are no longer performing and will not be completed, they are reclassified as real estate completed lot loans.

The $130.8 million, or 41.9%, increase in real estate residential 1-4 family loans for the period is primarily attributable to the conversion of certain real estate construction properties into rentals.  Due to the weakened economy and the adverse effect on home sales, some builders have converted speculative homes that they have been unable to sell into investment properties.

Deposits

At March 31, 2009, noninterest bearing deposits totaled $410.4 million, compared to $373.3 million at March 31, 2008, an increase of $37.1 million, or 10.0%.  The increase in noninterest bearing deposits can be attributed, in part, to the unlimited FDIC insurance on these accounts through December 31, 2009, due to our participation in the FDIC’s Transaction Account Guarantee Program.  In addition, we have been promoting deposit growth to increase on-balance sheet liquidity.

Total interest bearing deposits increased $153.4 million, or 5.5%, to $2.94 billion at March 31, 2009, compared to $2.79 billion a year ago.   At March 31, 2009, money market, sweep and NOW accounts made up 12.4% of total interest bearing deposits, compared to 26.3% at March 31, 2008, and time deposits made up 76.2%, compared to 62.7% a year ago.  The shift in deposit mix over the last year, in part, can be attributed to our participation in the CDARS program, which commenced in the second quarter of 2008.   In addition, our money market, sweep and NOW accounts are typically more sensitive to changes in the Federal Funds rate than time deposits.  At March 31, 2009, the Federal Funds rate was 0.25%, down 200 basis points from 2.25% at March 31, 2008.

FHLB Advances

FHLB advances totaled $429.0 million at March 31, 2009, compared to $318.2 million at March 31, 2008, an increase of $110.8 million, or 34.8%.  During the fourth quarter of 2008, we obtained on a new $100 million, 5 year, 3.04% fixed rate loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Three Months Ended March 31, 2009 and 2008

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Several factors contribute to changes in net interest income, including: the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities and the levels of noninterest bearing deposits, shareholders’ equity and nonaccrual loans.

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

The following table illustrates the determination of tax equivalent amounts for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008	$ Change	% Change
Total interest income, as reported	$50,491	$77,500	$(27,009)	-34.9%
Effect of tax exempt loans and
municipal bonds	278	267	11	4.1%
TE interest income	50,769	77,767	(26,998)	-34.7%
Total interest expense	26,737	30,102	(3,365)	-11.2%
TE net interest income	$24,032	$47,665	$(23,633)	-49.6%

Calculation of TE Net Interest Margin
(three months annualized)
TE interest income	$203,076	$311,068	$(107,992)	-34.7%
Total interest expense	106,948	120,408	(13,460)	-11.2%
TE net interest income	96,128	190,660	(94,532)	-49.6%
Average earning assets	$4,162,462	$3,806,589	$355,873	9.3%
TE Net Interest Margin	2.31%	5.01%

Tax equivalent net interest income decreased $23.6 million, or 49.6%, for the three months ended March 31, 2009, compared to the same period for 2008.  Average outstanding balances decreased net interest income by $2.7 million and changes in interest rates decreased net interest income by $20.9 million.

The annualized tax equivalent net interest margin was 2.31% for the three months ended March 31, 2009, compared to 5.01% for the three months ended March 31, 2008, a decrease of 270 basis points.  For the three months ended March 31, 2009, the reversal of $6.3 million of interest accruals on loans placed on nonaccrual status lowered the tax equivalent net interest margin by approximately 61 basis points.  The remainder of the decrease in the tax equivalent net interest margin can be attributed to the decreases in interest rates by the Federal Reserve, and the resulting repricing of loans at lower rates.  At March 31, 2009, the Federal Funds rate was 0.25%, down 200 basis points from 2.25% at March 31, 2008.  In addition, loan originations decreased 91.9% from the first quarter of 2008 to the first quarter of 2009, resulting in lower loan fees.

Also contributing to the decrease in tax equivalent net interest income for the period, was the change in mix of earning assets.  For the first quarter of 2009, federal funds sold accounted for 7.5% of total earning assets, compared to 0.3% for the prior year.  Typically, federal funds sold are a lower earning asset and currently yield a rate of 0.25%.  As previously mentioned, federal funds sold balances increased year-over-year to improve on-balance sheet liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Abbreviated quarterly average balance sheets and current average yields and costs are shown below (in thousands):

	Quarter Ended	Quarter Ended
	March 31,	March 31,			Current
	2009	2008	$ Change	% Change	Yield/Cost
ASSETS
Federal funds sold	$312,701	$11,897	$300,804	NM	0.26%
Securities	103,726	146,534	(42,808)	-29.2%	3.35%
Loans:
Commercial and industrial	446,402	397,144	49,258	12.4%	6.55%
Real estate:
Commercial	1,028,500	1,016,160	12,340	1.2%	7.46%
Construction	936,854	1,068,228	(131,374)	-12.3%	3.86%
Land development	558,172	555,373	2,799	0.5%	3.29%
Completed lots	272,422	245,456	26,966	11.0%	3.47%
Residential 1-4 family	436,887	298,322	138,565	46.4%	6.19%
Installment and other loans	66,798	67,475	(677)	-1.0%	6.92%
Total loans	3,746,035	3,648,158	97,877	2.7%	5.38%
Total earning assets	$4,162,462	$3,806,589	$355,873	9.3%	4.95%
Total assets	$4,248,979	$3,989,829	$259,150	6.5%

LIABILITIES
Noninterest bearing deposits	$383,699	$366,077	$17,622	4.8%
Interest bearing deposits:
Money market, sweep and NOW	330,878	710,264	(379,386)	-53.4%	0.59%
Savings	358,560	265,728	92,832	34.9%	1.50%
Time certificates	2,349,563	1,734,853	614,710	35.4%	3.60%
Total interest bearing deposits	3,039,001	2,710,845	328,156	12.1%	3.02%
Total deposits	3,422,700	3,076,922	345,778	11.2%
Federal funds purchased
and repurchase agreements	18,917	81,455	(62,538)	-76.8%	0.13%
FHLB advances	429,324	331,352	97,972	29.6%	3.81%
Junior subordinated debt	5,156	5,156	-	0.0%	4.96%
Total interest bearing liabilities	3,492,398	3,128,808	363,590	11.6%	3.10%
Shareholders' equity	$349,465	$464,248	$(114,783)	-24.7%

For the first quarter of 2009, average earning assets increased $355.9 million, or 9.3%, while average interest bearing liabilities increased $363.6 million, or 11.6%, compared to the first quarter of 2008.  The average quarterly yield on earning assets decreased 327 basis points to 4.95% for the first quarter 2009, compared to 8.22% for the first quarter 2008.  The average cost on total interest bearing liabilities decreased 77 basis points to 3.10% for the first quarter 2009, compared to 3.87% for the first quarter 2008.

Provision for Loan Losses

The provision for loan losses totaled $58.0 million for the three months ended March 31, 2009, compared to $9.0 million for the three months ended March 31, 2008.

The increase in the provision for loan losses in first three months of 2009, as compared to the first three months of 2008, is primarily attributable to the overall decline in the economy, the downturn in the local housing market and its impact on our real estate construction, land development and completed lot loan portfolios and an increase in nonperforming loans.  At March 31, 2009, nonperforming loans totaled $656.4 million, compared to $38.8 million at March 31, 2008.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses.  Additional discussion on the allowance for loan losses is provided under the heading Allowance for Loan Losses above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

Gain on sale of securities

For the three months ended March 31, 2009, gain on sale of securities totaled $47 thousand, compared to $2.3 million for the three months ended March 31, 2008.

During the first quarter of 2008, we sold our interest in Skagit State Bank stock for a pre-tax gain of $2.0 million.  In addition, we recorded a one-time pre-tax gain of $274 thousand related to the required liquidation in our stake of VISA, Inc., which went public in March 2008.

Noninterest Expense

Salaries and employee benefits

Salaries and employee benefits totaled $12.4 million for the three months ended March 31, 2009, compared to $14.0 million for the three months ended March 31, 2008, a decrease of $1.6 million, or 11.2%.  The decrease in salary and employee benefits is primarily attributable to the elimination of bonus and incentive pay, a reduction in executive compensation and a moratorium on hiring.  At March 31, 2009, full time equivalent (“FTE”) employees totaled 781, down from 835 at March 31, 2008.

Other noninterest expense

Total noninterest expense totaled $7.7 million for the three months ended March 31, 2009, compared to $4.4 million for the three months ended March 31, 2008, an increase of $3.3 million, or 74.7%.  The increase in other noninterest expense is primarily attributable to the $3.0 million increase in FDIC insurance assessments for the period.

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

We continue to closely monitor and manage our liquidity position, understanding that this continues to be of critical importance in the current economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Total deposits at March 31, 2009, increased $78.5 million from December 31, 2008, and $190.5 million from a year ago.

To further increase our on-balance sheet liquidity, we have also focused on reducing our balance sheet, and in particular, the real estate loan portfolio.  For the first quarter of 2009, total loans decreased $119.2 million, compared to the fourth quarter of 2008, and $57.4 million compared to the first quarter of 2008.  Additionally, we have increased our federal funds sold balances on a linked quarter and year-over-year basis.

As shown in the Statements of Cash Flows in the Consolidated Financial Statements, for the three months ended March 31, 2009, net cash provided by operating activities was $18.3 million.  Net cash of $110.7 million used in investing activities consisted primarily of the $172.6 million increase in net federal funds sold, partially offset by the $49.5 million decrease in net loans.  The $78.5 million of cash provided by financing activities primarily consisted of the $78.5 million net increase in deposits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Requirements

We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum ratios and the actual capital ratios at March 31, 2009, are set forth in the table below (in thousands).

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	10.40%	10.13%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	9.13%	8.85%	6.00%	4.00%
Tier 1 leverage capital to average assets	7.60%	7.37%	5.00%	4.00%

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

We use a simulation model to estimate the impact of changing interest rates on earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of March 31, 2009, the model predicted that net interest income and net income, over a one-year horizon, would decrease by approximately $3.0 million and $2.0 million, respectively, if rates increased 2%.  Since rates are currently less than 1%, the model has not been used to predict the effect of any decreases in interest rates.  The decrease in both net interest income and net income if rates were to increase, over a one-year horizon, is attributable to our balance sheet becoming more liability sensitive during the first quarter of 2009.

The actual change in earnings will be dependent upon the dynamic changes that occur when rates change.  Many of these changes are predictable, but the exact amount is difficult to predict and actual events may vary substantially from the simulation model results.

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in information regarding quantitative and qualitative disclosures about market risk at March 31, 2009, from the information presented in Item 7A. Quantitative and Qualitative Disclosures about Market Risk on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of March 31, 2009. Based upon that evaluation, they concluded as of March 31, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of March 31, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or for which any of our property is the subject.

ITEM 1A.  RISK FACTORS

On March 20, 2009, the Bank consented to the issuance by the FDIC and the State of Washington of a cease and desist order (the “FDIC Order”) based on certain findings from an examination of the Bank that commenced on July 21, 2008.  The FDIC Order alleges charges of unsafe and unsound banking practices as outlined herein in Note 3 to the Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, the FDIC Order requires the Bank to maintain above-normal capital levels; specifically, the Bank must increase its Tier 1 capital in such an amount that equals or exceeds 10% of the Bank’s total assets and to maintain Tier 1 capital in such an amount as to equal or exceed 10% of the Bank’s total assets within a 120 days from the effective date of the FDIC Order.  In addition to bolstering its capital, the FDIC Order requires that the Bank retain qualified management and must notify the FDIC and the State of Washington in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the FDIC Order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.

The regulatory order further requires the Bank to revise its existing policy for estimating the adequacy of its allowance for loan and lease losses, and to revise its concentration policies to limit concentrations for commercial real estate and acquisition, development, and construction loans.  The Bank also must adopt a written plan to reduce the Bank’s risk exposure in each asset adversely classified “substandard” or “doubtful.”  The FDIC Order also requires the Bank to develop a written liquidity and funds management policy, and a plan to control overhead and other expenses.

The Bank is required to implement these measures under strict time frames and we can offer no assurance that the Bank will be able to implement all such measures in the time frames provided. Failure to implement the measures in the time frames provided, could result in additional orders or penalties from the FDIC and the State of Washington, which could include further restrictions on the Bank’s business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Bank.

See also the discussion of our risk factors on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 11, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares during the quarter ended March 31, 2009.

We have not paid, and currently have no plans to pay, cash dividends to our shareholders, and the FDIC Order prohibits us from doing so.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Actions.”

Additionally, our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities.  We began deferring interest on our trust preferred securities beginning in the first quarter of 2009.

We are a legal entity separate and distinct from Frontier Bank.  Because we are a bank holding company with no significant assets other than Frontier Bank, we are dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” on Form 10-K for the fiscal year ended December 31, 2008, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Actions” on this Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Frontier Financial Corporation

/s/ Patrick M. Fahey
Patrick M. Fahey
Chairman and Chief Executive Officer
April 30, 2009

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
April 30, 2008