Form 10-Q
period 2009-07-30
FRONTIER FINANCIAL CORP /WA/
filed 2009-07-30
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the Registrant’s common stock (no par value) outstanding as of July 24, 2009, was 47,131,853.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$42,697	$52,022
Federal funds sold	289,871	117,740
Securities
Available for sale, at fair value	80,318	90,606
Held to maturity, at amortized cost	3,081	3,085
Total securities	83,399	93,691

Loans held for resale	5,271	6,678
Loans	3,410,948	3,772,055
Allowance for loan losses	(98,583)	(112,556)
Net loans	3,317,636	3,666,177

Premises and equipment, net	49,649	51,502
Intangible assets	687	794
Federal Home Loan Bank (FHLB) stock	19,885	19,885
Bank owned life insurance	24,824	24,321
Other real estate owned	54,222	10,803
Other assets	104,533	67,510
Total assets	$3,987,403	$4,104,445

LIABILITIES
Deposits
Noninterest bearing	$404,832	$395,451
Interest bearing	2,844,301	2,879,714
Total deposits	3,249,133	3,275,165
Federal funds purchased and
securities sold under repurchase agreements	17,564	21,616
Federal Home Loan Bank advances	421,130	429,417
Junior subordinated debentures	5,156	5,156
Other liabilities	24,934	21,048
Total liabilities	3,717,917	3,752,402

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,131,853 and 47,095,103 shares issued and outstanding at June 30, 2009
and December 31, 2008	257,694	256,137
Retained earnings	14,215	98,020
Accumulated other comprehensive loss, net of tax	(2,423)	(2,114)
Total shareholders' equity	269,486	352,043
Total liabilities and shareholders' equity	$3,987,403	$4,104,445

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$44,732	$70,970	$94,132	$146,888
Interest on federal funds sold	151	10	352	103
Interest on investments	698	1,362	1,588	2,851
Total interest income	45,581	72,342	96,072	149,842
INTEREST EXPENSE
Interest on deposits	20,148	23,261	42,783	48,986
Interest on borrowed funds	3,984	4,190	8,086	8,567
Total interest expense	24,132	27,451	50,869	57,553
Net interest income	21,449	44,891	45,203	92,289
PROVISION FOR LOAN LOSSES	77,000	24,500	135,000	33,500
Net interest (loss) income after provision for loan losses	(55,551)	20,391	(89,797)	58,789

NONINTEREST INCOME
Net gain (loss) on sale of securities	(149)	144	(102)	2,468
Gain on sale of secondary mortgage loans	630	377	1,214	766
Net gain (loss) on other real estate owned	(451)	-	(451)	12
Service charges on deposit accounts	1,539	1,421	2,985	2,746
Other noninterest income	2,021	2,256	4,266	4,509
Total noninterest income	3,590	4,198	7,912	10,501

NONINTEREST EXPENSE
Salaries and employee benefits	12,217	12,592	24,637	26,585
Occupancy expense	2,732	2,991	5,570	5,581
State business taxes	179	594	505	1,145
Other noninterest expense	10,259	5,356	17,967	9,767
Total noninterest expense	25,387	21,533	48,679	43,078

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES	(77,348)	3,056	(130,564)	26,212
PROVISION (BENEFIT) FOR INCOME TAXES	(27,354)	982	(46,759)	8,637
NET INCOME (LOSS)	$(49,994)	$2,074	$(83,805)	$17,575
Weighted average number of
shares outstanding for the period	47,131,853	47,006,729	47,126,801	47,296,849
Basic earnings (losses) per share	$(1.06)	$0.04	$(1.78)	$0.37
Weighted average number of diluted shares
outstanding for period	47,131,853	47,069,136	47,126,801	47,385,620
Diluted earnings (losses) per share	$(1.06)	$0.04	$(1.78)	$0.37

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income (loss)	$(83,805)	$17,575
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation	1,949	1,497
Amortization	322	98
Intangible amortization	107	141
Provision for loan losses	135,000	33,500
(Gain) loss on sale of securities	102	(2,468)
Gain on sale of other real estate owned	(3,348)	(12)
Valuation adjustment on other real estate owned	3,799	-
Gain on sale of secondary mortgage loans	(1,214)	(766)
Deferred taxes	36,354	-
Share-based compensation	1,557	1,478
Excess tax benefits associated with share-based compensation	-	(20)
Increase in surrender value of bank owned life insurance	(503)	(502)
Changes in operating assets and liabilities
Proceeds from sale of mortgage loans	98,337	55,699
Origination of mortgage loans held for sale	(95,716)	(52,499)
Income taxes receivable	(77,378)	-
Income taxes payable	211	(11,200)
Interest receivable	5,076	1,360
Interest payable	(3,727)	(1,659)
Other operating activities	7,271	452
Net cash provided by operating activities	24,394	42,674

Cash flows from investing activities
Net change in federal funds sold	(172,131)	(18,260)
Purchase of securities available for sale	(41,164)	(58,230)
Proceeds from sale of available for sale securities	1,407	16,600
Principal repayments on mortgage-backed securities	3,227	-
Proceeds from maturities of available for sale securities	45,923	58,000
Net cash flows from loan activities	153,643	(210,786)
Purchases of premises and equipment	(413)	(6,416)
Purchase of Federal Home Loan Bank stock	-	(2,960)
Proceeds from the sale of other real estate owned	14,336	379
Capitalized improvement related to other real estate owned	(176)	-
Net cash provided by (used in) investing activities	$4,652	$(221,673)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from financing activities
Net change in core deposit accounts	$14,044	$(33,999)
Net change in certificates of deposit	(40,076)	387,089
Net change in federal funds purchased and securities
sold under repurchase agreements	(4,052)	(220,140)
Advances from Federal Home Loan Bank	45,000	185,000
Repayment of Federal Home Loan Bank advances	(53,287)	(153,387)
Stock options exercised	-	239
Excess tax benefits associated with share-based compensation	-	20
Cash dividends paid	-	(16,764)
Net cash provided by (used in) financing activities	(38,371)	148,058

Decrease in cash and due from banks	(9,325)	(30,941)

Cash and due from banks at beginning of period	52,022	99,102

Cash and due from banks at end of period	$42,697	$68,161

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$54,596	$59,212
Cash paid during the period for income taxes	$-	$20,340

Supplemental information about noncash investing and financing activities
Transfer of loans to other real estate owned	$57,713	$3,681
Transfer of premises and equipment to other real estate owned	$317	$-
Change in portion of reserve identified for undisbursed loans and
reclassified as a liability	$778	742

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC”, the “Corporation”, “us”, “we” or “our”) include the accounts of Frontier Financial Corporation, a bank holding company, and our wholly-owned subsidiary Frontier Bank (the “Bank”).  All material intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2008 Annual Report incorporated by reference on Form 10-K for the year ended December 31, 2008.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications have no effect on the previously reported financial condition or results of operations of the Corporation.

Note 2: Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This Statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  The objective of this Statement is to establish principles and requirements for subsequent events and, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transaction occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2: Recently Issued Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on our consolidated financial statements.

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

Under the terms of the FDIC Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (1) review the qualifications of the Bank’s executive officers, (2) increase director participation and supervision of Bank affairs, (3) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of real estate construction and land development loans, (4) develop a capital plan and increase the Tier 1 leverage capital ratio to 10% of the Bank’s total assets, (5) implement a comprehensive policy for determining the adequacy of the allowance for loan losses, (6) formulate a written plan to reduce the Bank’s risk exposure to nonperforming assets, (7) develop a plan to control overhead and other expenses to restore profitability, (8) implement a liquidity and funds management policy to reduce the Bank’s reliance on non-core funding sources and (9) prepare and submit progress reports to the FDIC and the DFI.  The FDIC Order will remain in effect until modified or terminated by the FDIC and the DFI.

The FDIC Order does not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and DFI did not impose any monetary penalties.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions and Strategic Plan (continued)

The Corporation and the Bank have been actively engaged in responding to the concerns raised in the FDIC Order, and we believe we have already addressed all of the regulators’ requirements, with the exception of increasing the Tier 1 leverage capital ratio, in which efforts are currently underway.  See “Item 1A - Risk Factors.”

FRB Agreement

In addition, on July 2, 2009, Frontier Financial Corporation entered into an agreement with the Federal Reserve Bank of San Francisco (“FRB”). Under the terms of the FRB agreement, the Corporation has agreed to: (1) refrain from declaring or paying any dividends without prior written consent of the FRB; (2) refrain from making any distributions of interest or principal on subordinated debentures or trust preferred securities without prior written consent of the FRB; (3) refrain from incurring, increasing or guaranteeing any debt without prior written consent of the FRB; (4) implement a capital plan and maintain sufficient capital; (5) comply with notice and approval requirements established by the FRB relating to the appointment of directors and senior executive officers, as well as, any change in the responsibility of any current senior executive officer; (6) not pay or agree to pay any indemnification and severance payments except under certain circumstances, and with the prior approval of the FRB and (7) provide quarterly progress reports to the FRB.

Strategic Plan

The results for the first six months of 2009 reflect continued pressure from an uncertain economy and the negative impact on the local housing market.  Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.

Diversifying the Loan Portfolio

Management has been diligently working to reduce the concentration in real estate construction and land development loans, and has successfully reduced these portfolios by $340.2 million, or 22.2%, from December 31, 2008 to June 30, 2009.  In addition, undisbursed loan commitments related to these portfolios decreased $131.9 million, or 73.6%, for the same period.

Asset Quality

Our special assets group continues to focus on reducing nonperforming assets.  We continue our aggressive approach of recognizing problem loans and continue to charge-off specific reserves in the allowance for loan losses.  For the six months ended June 30, 2009, net charge-offs totaled $149.8 million.

Capital Preservation

We are currently taking steps to strengthen our capital position.  We continue to look at adding capital through a private equity investment, as well as other alternatives, and have engaged an investment banking firm to help facilitate this process.  At June 30, 2009, our total risk-based capital and Tier 1 leverage capital ratios were 9.42% and 6.74%, respectively, and continue to be above the established minimum regulatory capital levels.  The Bank’s Tier 1 leverage capital ratio, however, remains less than the 10% required by the terms of the FDIC Order.  See “Regulatory Actions” above.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions and Strategic Plan (continued)

Liquidity

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Noninterest bearing deposits increased $9.4 million, or 2.4%, from December 31, 2008 to June 30, 2009.

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio.  For the first six months of 2009, total loans decreased $362.5 million, compared to December 31, 2008.  Additionally, we have increased our federal funds sold balances to $289.9 million at June 30, 2009, an increase of $172.1 million over year end 2008.

Expense Reduction Measures

As part of our ongoing strategy to reduce noninterest expense, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.  This cost saving measure is expected to reduce noninterest expense by approximately $1.7 million annually.  This is in addition to other previously announced expense reduction measures, including reductions to executive compensation, salary freezes and the elimination of performance bonuses and discretionary profit sharing contributions to the 401(K) Plan.

On June 11, 2009, we announced a workforce reduction of approximately six percent of the workforce, effective immediately.  The action was taken as the result of an ongoing review of Bank operations to identify ways to operate more efficiently and continue to adjust the Bank’s structure to reflect current economic conditions.  The reductions occurred at all levels and in all parts of the Corporation. The departing employees received severance pay based on their years of service.  This reduction resulted in a $360 thousand pre-tax charge in the second quarter of 2009 and is expected to provide an annual pre-tax cost savings of approximately $2.5 million.

Subsequent to June 30, 2009, the decision was made to close our downtown Poulsbo branch as a result of our continuing efforts to reduce noninterest expense.  We currently have another Poulsbo branch that is within 0.8 miles of the branch being closed, and therefore, we do not expect our customers to be adversely affected by the closure.  This branch closure was approved by the FDIC and had no material effect on our consolidated financial statements for the period ended June 30, 2009.

Note 4: Securities

Our investment portfolio is classified into two groups - securities available for sale (“AFS”) and securities held to maturity (“HTM”).  Securities that are classified as AFS are carried at fair value.  Unrealized gains and losses for AFS securities are excluded from earnings and reported as a separate component of equity, net of tax.  AFS securities may be sold at any time.  Securities that are classified as HTM are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to income.  Gains and losses on both AFS and HTM securities that are disposed of prior to maturity are based on the net proceeds and the adjusted carrying amount of the specific security sold.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4: Securities (continued)

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available for sale and held to maturity securities at June 30, 2009 (in thousands).  At June 30, 2009, there were no securities classified as trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$6,107	$131	$-	$(4,063)	$2,175
U.S. Treasuries	6,261	78	-	-	6,339
U.S. Agencies	31,968	129	(233)	-	31,864
Corporate securities	2,516	-	(354)	-	2,162
Mortgage-backed securities	34,668	200	(22)	-	34,846
Municipal securities	2,845	89	-	(2)	2,932
	84,365	627	(609)	(4,065)	80,318

HTM Securities
Corporate securities	1,524	-	(78)	-	1,446
Municipal securities	1,557	23	-	-	1,580
	3,081	23	(78)	-	3,026
Total	$87,446	$650	$(687)	$(4,065)	$83,344

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates, the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  There were 12 securities with unrealized losses at June 30, 2009.

Management evaluates securities and FHLB stock for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether we expect to recover the amortized cost basis of the security.  We did not recognize any other-than-temporary impairment losses for the three or six months ended June 30, 2009 or 2008.

Investments in equity securities consist of investments in the common stock of three financial institutions.  We have evaluated the near term prospects of the issuer and have considered their cash position, earnings and revenue outlook, liquidity and capital levels, among other factors.  Based on this evaluation and our ability and intent to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider these securities to be other-than-temporarily impaired.

The unrealized losses on investments in U.S. Agencies securities were caused by changes in market interest rates.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par.  Because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these securities are not considered other-than-temporarily impaired.

The unrealized losses on corporate securities, which consist of trust preferred securities, were primarily attributable to temporary disruptions of credit markets and the related impact on the securities within those classes, not deteriorating credit quality of specific securities.  Because the decline in fair value is attributable to disruptions of credit markets and not credit quality, and because we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4: Securities (continued)

The unrealized losses on mortgage-backed securities were caused by changes in market interest rates.  The contractual cash flows of these securities are guaranteed by an agency of the U.S. government, and accordingly, we do not expect these securities to be settled at a price less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these securities are not considered other-than-temporarily impaired.

The unrealized losses on obligations of municipalities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of municipalities in an unrealized loss position as of June 30, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Contractual maturities of securities at June 30, 2009, are shown below (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$12,007	$12,034	$572	$576
1 - 5 years	26,476	26,367	985	1,004
5 - 10 years	1,615	1,704	-	-
Over 10 years	44,267	40,213	1,524	1,446
	$84,365	$80,318	$3,081	$3,026

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Loans and Allowance for Loan Losses

The major classifications of loans, excluding loans held for resale, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Commercial and industrial	$425,969	$458,263
Real Estate:
Commercial	1,020,734	1,048,431
Construction	714,920	952,619
Land development	477,235	581,683
Completed lots	273,400	250,405
Residential 1-4 family	435,291	425,874
Installment and other loans	71,694	65,490
	3,419,243	3,782,765
Unearned fee income	(8,295)	(10,710)
Total loans	$3,410,948	$3,772,055

The following table presents the activity related to the allowance for loan losses (in thousands):

	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008
Beginning balance	$114,638	$57,658
Provision for loan losses	135,000	120,000
Charge-offs	(151,264)	(63,526)
Recoveries	1,513	506
Balance before portion identified for undisbursed loans	99,887	114,638
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(1,304)	(2,082)
Balance at end of period	$98,583	$112,556

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Loans and Allowance for Loan Losses (continued)

Nonperforming Assets

Nonaccruing loans, restructured loans and other real estate owned (“OREO”) are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Commercial and industrial	$27,092	$12,908
Real estate:
Commercial	73,130	10,937
Construction	267,102	181,905
Land development	267,907	177,139
Completed lots	88,072	34,005
Residential 1-4 family	40,433	17,686
Installment and other	822	645
Total nonaccruing loans	764,558	435,225

Other real estate owned	54,222	10,803
Total nonperforming assets	$818,780	$446,028

Restructured loans	$-	$-

Total loans at end of period (1)	$3,416,219	$3,778,733
Total assets at end of period	$3,987,403	$4,104,445

Total nonaccruing loans to total loans	22.38%	11.52%
Total nonperforming assets to total assets	20.53%	10.87%

(1) Includes loans held for resale.

Other Real Estate Owned

The following table presents the activity related to other real estate owned (“OREO”) (in thousands):

	June 30, 2009		December 31, 2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	58,030	118	12,992	76
Capitalized improvements	176		623
Valuation adjustments	(3,799)		(68)
Disposition of OREO	(10,988)	(67)	(3,111)	(13)
Ending balance	$54,222	115	$10,803	64

At June 30, 2009, OREO totaled $54.2 million and consisted of 94 properties in Washington state and 21 in Oregon state, with balances ranging from $39 thousand to $12.8 million.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6: Shareholders’ Equity and Regulatory Matters

We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum ratios and the actual capital ratios at June 30, 2009, are set forth in the table below (in thousands):

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	9.42%	9.13%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	8.15%	7.86%	6.00%	4.00%
Tier 1 leverage capital to average assets	6.74%	6.49%	5.00%	4.00%

Although the Tier 1 capital ratio and Tier 1 leverage capital ratio for the Company and Bank were above the minimum ratios to be considered “well capitalized” at June 30, 2009, for federal regulatory purposes, the FRB and the FDIC have advised the Company and the Bank that they will no longer be regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC Order.  See Note 2.  The Company and Bank were “adequately capitalized” at June 30, 2009.

Note 7: Share-Based Compensation Plans

Stock Incentive Plan

In 2006, the Corporation’s shareholders approved a Stock Incentive Plan (the “Plan”) to promote the best interest of the Corporation, our subsidiaries and our shareholders, by providing an incentive to those key employees who contribute to our success.  The Plan allows for incentive stock options, stock grants and stock appreciation rights to be awarded.  The maximum number of shares that may be issued under the Plan is 5,250,000 common shares.  At June 30, 2009, 4,382,774 common shares were available for grant.  Shares issued and outstanding are adjusted to reflect common stock dividends, splits, recapitalization or reorganization.  Options are granted at fair market value, generally vest over three years, and expire ten years from the date of grant.  Dividends are paid on stock grants but not paid on incentive stock options.  Certain options provide for accelerated vesting if there is a change in control.

The following table presents the activity related to options for the six months ended June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	1,374,734	$16.69
Granted	-	$-
Exercised	-	$-
Forfeited/expired	(103,462)	$16.09
Balance, June 30, 2009	1,271,272	$16.73	5.8	$-

Exercisable, June 30, 2009	946,900	$16.95	4.9	$-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7: Share-Based Compensation Plans (continued)

The following table presents the activity related to nonvested stock awards under the Plan for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	269,762	$11.74
Awarded	36,000	$3.02
Vested	(36,750)	$3.21
Forfeited	(15,858)	$11.49
Nonvested at June 30, 2009	253,154	$11.76

At June 30, 2009, there was $2.9 million of total unrecognized compensation expense related to the nonvested share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  No stock options were granted during the three or six months ended June 30, 2009 or 2008.

The total fair value of shares and options vested and recognized as compensation expense under this Plan for the three and six months ended June 30, 2009, was $723 thousand and $1.6 million, compared to $708 thousand and $1.5 million for the three and six months ended June 30, 2008, respectively.

There were no stock option exercises for the six months ended June 30, 2009. The total intrinsic value, amount by which the fair value of the underlying stock exceeded the exercise price of an option on exercise date, of options exercised for the six months ended June 30, 2008, was $76 thousand.  Cash received and the actual tax benefit realized for the tax deductions from options exercised was $239 thousand and $20 thousand, respectively, for the six months ended June 30, 2008.

1999 Employee Stock Award Plan

We adopted a 1999 Employee Stock Award Plan to recognize, motivate and reward eligible employees for longstanding performance.  Employees eligible to receive stock awards under this Plan must have been employees for at least 20 years, or some other tenure as determined from time to time by the Board of Directors.  The maximum number of shares that may be issued is 45,000 and is adjusted to reflect future common share dividends, splits, recapitalization or reorganization.  The stock awards vest immediately when granted.  The Plan expires in 2009 and there are currently no plans to renew the Plan.  Any future grants will be made out of the 2006 Stock Incentive Plan, as noted above.

There were no shares issued from this Plan during the six months ended June 30, 2009.  For the six months ended June 30, 2008, 1,470 shares were issued from this Plan with a total fair value of $25 thousand recognized as compensation expense.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8: Earnings (Loss) per Share

The following table reconciles basic to diluted weighted average shares outstanding used to calculate earnings (loss) per share data and provides a summary of the calculation of both basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income (loss)	$(49,994)	$2,074	$(83,805)	$17,575

Average basic shares outstanding	47,132	47,007	47,127	47,297

Dilutive shares	-	62	-	89

Average diluted shares outstanding	47,132	47,069	47,127	47,386

Basic earnings (loss) per share	$(1.06)	$0.04	$(1.78)	$0.37

Diluted earnings (loss) per share	$(1.06)	$0.04	$(1.78)	$0.37

Note 9:  Fair Values

FSP No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated financial statements.  The following table presents estimated fair values of our financial instruments at June 30, 2009 (in thousands):

	Carrying	Fair
	Value	Value
Assets
Cash and due from banks	$42,697	$42,697
Federal funds sold	289,871	289,871
Securities
Available for sale	80,318	80,318
Held to maturity	3,081	3,026
Loans held for resale	5,271	5,271
Loans, net	3,312,365	3,118,911
Bank owned life insurance	24,824	24,824

Liabilities
Noninterest bearing deposits	404,832	404,832
Interest bearing deposits	2,844,301	2,876,399
Federal funds purchased and securities
sold under agreements to repurchase	17,564	17,564
FHLB Advances	421,130	431,101
Junior subordinated debentures	5,156	1,959

We determined the estimated fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Values (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Cash Equivalents and Federal Funds Sold - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities - Securities fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Resale – For loans held for resale, carrying value approximates fair value.

Loans - The fair value of loans generally is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair value calculation, however, does not take into consideration the ultimate collectibility of the loan.  For certain homogeneous categories of loans, such as Small Business Administration guaranteed loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Bank Owned Life Insurance – The fair value of Bank owned life insurance policies are based on cash surrender value of the insurance contract, less any applicable surrender charges.

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

Junior Subordinated Debentures – The fair value of junior subordinated debentures is estimated using a discounted cash flow model.

SFAS 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Note 9:  Fair Values (continued)

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the current appraised value of the collateral or internally developed models which contain management’s assumptions (Level 3).

Other Real Estate Owned

Other real estate owned (“OREO”) consists principally of properties acquired through foreclosure.  At the time of foreclosure, OREO is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the new basis. Subsequent to the transfer of loans to OREO, and on a nonrecurring basis, fair value adjustments are recorded to reflect partial write-downs based on the current appraised value or internally developed models which contain management’s assumptions (Level 3).

The following table presents the balances of assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$1,595	$580	$-	$2,175
U.S. Treasuries	-	6,339	-	6,339
U.S. Agencies	-	31,864	-	31,864
Corporate securities	-	964	1,198	2,162
Mortgage-backed securities	-	34,846	-	34,846
Municipal securities	-	2,932	-	2,932
Total	$1,595	$77,525	$1,198	$80,318

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$1,327	$603	$-	$1,930
U.S. Treasuries	-	6,457	-	6,457
U.S. Agencies	-	52,055	-	52,055
Corporate securities	-	2,939	1,500	4,439
Mortgage-backed securities	-	22,791	-	22,791
Municipal securities	-	2,934	-	2,934
Total	$1,327	$87,779	$1,500	$90,606

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Values (continued)

The following table presents the fair value adjustments of assets measured on a recurring basis, using significant unobservable inputs (Level 3), for the six months ended June 30, 2009 (in thousands).  There were no financial assets or liabilities measured at fair value using Level 3 inputs on a recurring basis during the six months ended June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2009	$1,500
Total unrealized gains or losses	(302)
Purchases	-
Transfers in and/or out of Level 3	-
Balance at June 30, 2009	$1,198

At June 30, 2009, we valued an investment in a single issuer trust preferred security using a discount cash flow model.  As a result of unprecedented disruptions of certain financial markets, we determined that the level and volume of activity for this type of security had significantly decreased, and therefore, there were insufficient transactions to accurately determine the fair value.  Using a discounted cash flow method, the fair value of this security was determined to be $1.2 million at June 30, 2009.  In our model, we used a discount factor of 14%, which we estimated based on risk and the current market for this type of security.  This determination is considered a Level 3 input.  For the six months ended June 30, 2009, there were no realized losses with respect to this security.

The following table presents the balance of assets measured at fair value on a nonrecurring basis at June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$422,898	$422,898
OREO (2)	-	-	46,433	46,433
	$-	$-	$469,331	$469,331

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$268,193	$268,193
OREO (2)	-	-	10,803	10,803
	$-	$-	$278,996	$278,996

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Values (continued)

The following table presents the losses resulting from nonrecurring fair value adjustments for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Impaired loans (1)	$101,722	$12,776
OREO (2)	19,804	-
Total loss from nonrecurring measurements	$121,526	$12,776

(1)
The balance of impaired loans measured at fair value at June 30, 2009 and December 31, 2008, represents nonaccruing loans that have had charge-offs and/or have a specific reserve in the allowance for loan losses.  The loss on impaired loans represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral recognized through the allowance for loan losses.

(2)
The balance of OREO measured at fair value at June 30, 2009 and December 31, 2008, represents real estate that was recorded at fair value less costs to sell at the time of foreclosure and/or has had a valuation adjustment subsequent to becoming OREO.  The loss on OREO represents charge-offs of $16.0 million at the time of foreclosure and subsequent valuation adjustments of $3.8 million.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2009 or 2008.

Note 10: Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (“FIN 48”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We had no unrecognized tax benefits which would require an adjustment to the January 1, 2007, beginning balance of retained earnings.  We had no unrecognized tax benefits at January 1, 2007, June 30, 2008, or June 30, 2009.

During the quarter ended June 30, 2009, we reclassified our deferred tax asset to income taxes receivable, resulting from the preparation of our 2008 income tax return.  Both the deferred tax asset and receivable for income taxes are included in other assets, and therefore, this reclassification had no effect on our consolidated balance sheet at June 30, 2009.  Management has evaluated the tax positions taken on our 2008 income tax return and believes it is more likely than not that we will be entitled to a tax refund of approximately $86.2 million resulting from the carry back of losses in 2008 and 2009.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  For the three and six months ended June 30, 2009 and 2008, we recognized no interest or penalties.

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

•
the possibility that we will be unable to comply with the conditions imposed upon us in the FDIC Order or the FRB Agreement, which could result in the imposition of further restrictions on our operations, penalties or other regulatory actions;

•
our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation or other regulatory proceedings;

•	the possibility that we may be required to pay significantly higher FDIC insurance premiums in the future;

•	our success at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.

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

Financial Overview

The results for the first six months of 2009 reflect continued pressure from an uncertain economy and the negative impact of the economy on the local housing market in Washington and Oregon.  For the three months ended June 30, 2009, we reported a net loss of $50.0 million, or ($1.06) per diluted share, compared to net income of $2.1 million, or $0.04 per diluted share, for the three months ended June 30, 2008.  For the six months ended June 30, 2009, net loss totaled $83.8 million, or ($1.78) per diluted share, compared to net income of $17.6 million, or $0.37 per diluted share for the same period in 2008.  Contributing to the net losses for the three and six months ended June 30, 2009, were provisions for loan losses of $77.0 million and $135.0 million, respectively.

Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.  Management has been diligently working to reduce the concentration in real estate construction and land development loans, improve asset quality, capital and on-balance sheet liquidity and reduce expenses.

Management has been diligently working to reduce the concentration in real estate construction and land development loans, and has successfully reduced these portfolios by $340.2 million, or 22.2%, from December 31, 2008 to June 30, 2009.  In addition, undisbursed loan commitments related to these portfolios decreased $131.9 million, or 73.6%, for the same period.

Our special assets group continues to focus on reducing nonperforming assets.  We continue our aggressive approach of recognizing problem loans and continue to charge-off confirmed losses against specific reserves in the allowance for loan losses.  For the six months ended June 30, 2009, net charge-offs totaled $149.8 million.

We are currently taking steps to strengthen our capital position.  We continue to look at adding capital through a private equity investment, as well as other alternatives, and have engaged an investment banking firm to help facilitate this process.  At June 30, 2009, our total risk-based capital and Tier 1 leverage capital ratios were 9.42% and 6.74%, respectively, and continue to be above the established minimum regulatory capital levels.  The Bank’s Tier 1 leverage capital ratio, however, remains less than the 10% required by the terms of the FDIC Order.  See “Regulatory Actions.”

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Noninterest bearing deposits increased $9.4 million, or 2.4%, from December 31, 2008 to June 30, 2009.

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio.  For the first six months of 2009, total loans decreased $362.5 million, compared to December 31, 2008.  Additionally, we have increased our federal funds sold balances to $289.9 million at June 30, 2009, an increase of $172.1 million over year end 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Expense Reduction Measures

As part of our ongoing strategy to reduce noninterest expense, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.  This cost saving measure is expected to reduce noninterest expense by approximately $1.7 million annually.  This is in addition to other previously announced expense reduction measures, including reductions to executive compensation, salary freezes and the elimination of performance bonuses and discretionary profit sharing contributions to the 401(K) Plan.

On June 11, 2009, we announced a workforce reduction of approximately six percent of the workforce, effective immediately.  The action was taken as the result of an ongoing review of Bank operations to identify ways to operate more efficiently and continue to adjust the Bank’s structure to reflect current economic conditions.  The reductions occurred at all levels and in all parts of the Corporation. The departing employees received severance pay based on their years of service.  This reduction resulted in a $360 thousand pre-tax charge in the second quarter of 2009 and is expected to provide an annual pre-tax cost savings of approximately $2.5 million.

Subsequent to June 30, 2009, the decision was made to close our downtown Poulsbo branch as a result of our continuing efforts to reduce noninterest expense.  We currently have another Poulsbo branch that is within 0.8 miles of the branch being closed, and therefore, we do not expect our customers to be adversely affected by the closure.  This branch closure was approved by the FDIC and had no material effect on our consolidated financial statements for the period ended June 30, 2009.

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

Under the terms of the FDIC Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (1) review the qualifications of the Bank’s executive officers, (2) increase director participation and supervision of Bank affairs, (3) improve the Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of real estate construction and land development loans, (4) develop a capital plan and increase the Tier 1 leverage capital ratio to 10% of the Bank’s total assets, (5) implement a comprehensive policy for determining the adequacy of the allowance for loan losses, (6) formulate a written plan to reduce the Bank’s risk exposure to nonperforming assets, (7) develop a plan to control overhead and other expenses to restore profitability, (8) implement a liquidity and funds management policy to reduce the Bank’s reliance on non-core funding sources and (9) prepare and submit progress reports to the FDIC and the DFI.  The FDIC Order will remain in effect until modified or terminated by the FDIC and the DFI.

The FDIC Order does not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and DFI did not impose any monetary penalties.

The Corporation and the Bank have been actively engaged in responding to the concerns raised in the FDIC Order, and we believe we have already addressed all the regulators’ requirements, with the exception of increasing the Tier 1 leverage capital ratio, in which efforts are currently underway.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FRB Agreement

In addition, on July 2, 2009, Frontier Financial Corporation entered into an agreement with the Federal Reserve Bank of San Francisco (“FRB”). Under the terms of the FRB agreement, the Corporation has agreed to: (1) refrain from declaring or paying any dividends without prior written consent of the FRB; (2) refrain from making any distributions of interest or principal on subordinated debentures or trust preferred securities without prior written consent of the FRB; (3) refrain from incurring, increasing or guaranteeing any debt without prior written consent of the FRB; (4) implement a capital plan and maintain sufficient capital; (5) comply with notice and approval requirements established by the FRB relating to the appointment of directors and senior executive officers, as well as, any change in the responsibility of any current senior executive officer; (6) not pay or agree to pay any indemnification and severance payments except under certain circumstances, and with the prior approval of the FRB and (7) provide quarterly progress reports to the FRB.

Review of Financial Condition – June 30, 2009 and December 31, 2008

Federal Funds Sold

At June 30, 2009, federal funds sold totaled $289.9 million, compared to $117.7 million at December 31, 2008, an increase of $172.1 million, or 146.2%.  Federal funds sold fluctuate on a daily basis depending on our net cash position for the day.  In addition, increased federal fund sold balances improves on-balance sheet liquidity, which is an ongoing focus of management.

Securities

The following table represents the available for sale and held to maturity securities portfolios by type at June 30, 2009 and December 31, 2008 (in thousands):

	Securities Available for Sale
	June 30, 2009		December 31, 2008
	Fair Value	% of total	Fair Value	% of total
Equities	$2,175	2.7%	$1,930	2.1%
U.S. Treasuries	6,339	7.9%	6,457	7.1%
U.S. Agencies	31,864	39.7%	52,055	57.5%
Corporate securities	2,162	2.7%	4,439	4.9%
Mortgage-backed securities	34,846	43.4%	22,791	25.2%
Municipal securities	2,932	3.6%	2,934	3.2%
Total	$80,318	100.0%	$90,606	100.0%

	Securities Held to Maturity
	June 30, 2009		December 31, 2008
	Amortized Cost	% of total	Amortized Cost	% of total
Corporate securities	1,524	49.5%	1,524	49.4%
Municipal securities	1,557	50.5%	1,561	50.6%
Total	$3,081	100.0%	$3,085	100.0%

At June 30, 2009, available for sale securities totaled $80.3 million, compared to $90.6 million at December 31, 2008, a decrease of $10.3 million, or 11.4%.  This decrease is primarily attributable to calls and maturities totaling $45.9 million, principal pay-downs on mortgage-backed securities of $3.2 million and sales of corporate securities totaling $1.4 million; partially offset by the purchase of $41.2 million of securities, principally U.S. Agencies and mortgage-backed securities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans

The following table represents the loan portfolio by type, excluding loans held for resale and net of unearned income, at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Amount	% of total	Amount	% of total
Commercial and industrial	$425,221	12.5%	$457,215	12.1%
Real estate loans:
Commercial	1,017,204	29.8%	1,044,833	27.7%
Construction	713,571	20.9%	949,909	25.2%
Land development	476,562	14.0%	580,453	15.4%
Completed lots	272,824	8.0%	249,685	6.6%
Residential 1-4 family	433,884	12.7%	424,492	11.3%
Installment and other	71,682	2.1%	65,468	1.7%
Total	$3,410,948	100.0%	$3,772,055	100.0%

Total loans, excluding loans held for resale, decreased $361.1 million, or 9.6%, to a balance of $3.41 billion at June 30, 2009, from $3.77 billion at December 31, 2008.  With few exceptions, we have suspended the origination of new real estate construction, land development and completed lot loans.  For the six months ended June 30, 2009, new loan origination totaled $77.7 million.  This compares to new loan originations of $583.7 million for the six months ended June 30, 2008, a decrease of $506.0 million, or 86.7%. In addition, for the six months ended June 30, 2009, undisbursed loan commitments decreased $203.5 million, or 42.0%, from December 31, 2008.

For the same period, completed lot loans increased $23.1 million, or 9.3%.  In certain circumstances in which real estate construction loans are no longer performing and construction has not commenced, they are reclassified as real estate completed lot loans.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allowance for loan losses, loan charge-offs and loan recoveries are summarized as follows (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2009	December 31, 2008
Beginning balance	$114,638	$57,658

Provision for loan losses	135,000	120,000

Charge-offs:
Commercial and industrial	(18,891)	(3,101)
Real estate:
Commercial	(1,176)	(1,264)
Construction	(62,036)	(31,968)
Land development	(38,015)	(12,165)
Completed lots	(19,286)	(13,839)
Residential 1-4 family	(10,771)	(846)
Installment and other	(1,089)	(343)
Total charge-offs	(151,264)	(63,526)

Recoveries:
Commercial and industrial	496	308
Real estate:
Commercial	-	-
Construction	863	161
Land development	57	-
Completed lots	66	9
Residential 1-4 family	27	-
Installment and other	4	28
Total recoveries	1,513	506

Net charge-offs	(149,751)	(63,020)
Balance before portion identified for
undisbursed loans	99,887	114,638
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(1,304)	(2,082)
Balance at end of period	$98,583	$112,556

Average loans for the period	$3,673,793	$3,774,501

Ratio of net charge-offs to average
loans outstanding during the period	4.08%	1.67%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allocation of the allowance for loan losses at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
Commercial and industrial	$14,771	$15,127
Real Estate:
Commercial	14,093	11,388
Construction	29,495	27,636
Land development	14,626	22,701
Completed lots	5,424	9,054
Residential 1-4 family	13,637	14,056
Installment and other	1,278	1,071
Unallocated	5,259	11,523
Total	$98,583	$112,556

The allowance for loan losses totaled $98.6 million, or 2.89%, of total loans outstanding at June 30, 2009, compared to $112.6 million, or 2.98%, of total loans outstanding at December 31, 2008.  Including the allocation for undisbursed loans of $1.3 million, would result in a total allowance of $99.9 million, or 2.92%, of total loans outstanding at June 30, 2009.  This compares to the undisbursed allocation of $2.1 million, for a total allowance of $114.6 million, or 3.03%, of total loans outstanding at December 31, 2008.

Nonperforming Assets

Nonaccruing loans, restructured loans and other real estate owned (“OREO”) are as follows (in thousands):

	June 30, 2009	December 31, 2008
Commercial and industrial	$27,092	$12,908
Real estate:
Commercial	73,130	10,937
Construction	267,102	181,905
Land development	267,907	177,139
Completed lots	88,072	34,005
Residential 1-4 family	40,433	17,686
Installment and other	822	645
Total nonaccruing loans	764,558	435,225

Other real estate owned	54,222	10,803
Total nonperforming assets	$818,780	$446,028

Restructured loans	$-	$-

Total loans at end of period (1)	$3,416,219	$3,778,733
Total assets at end of period	$3,987,403	$4,104,445

Total nonaccruing loans to total loans	22.38%	11.52%
Total nonperforming assets to total assets	20.53%	10.87%

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

At June 30, 2009, nonaccruing loans totaled $764.6 million, compared to $435.2 million at December 31, 2008.  The increase in nonaccruing loans for the period is primarily attributable to the continued downturn in the local housing market and economy, which significantly impacted our real estate construction, land development and completed lot portfolios.  Of the total nonaccrual loans at June 30, 2009, 81.5% relate to our real estate construction, land development and completed lot portfolios.

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

Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.  There were no restructured loans at June 30, 2009 or December 31, 2008.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value, less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or other expense.

The following table presents the activity related to OREO (in thousands):

	June 30, 2009		December 31, 2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	58,030	118	12,992	76
Capitalized improvements	176		623
Valuation adjustments	(3,799)		(68)
Disposition of OREO	(10,988)	(67)	(3,111)	(13)
Ending balance	$54,222	115	$10,803	64

At June 30, 2009, OREO totaled $54.2 million and consisted of 94 properties in Washington state and 21 in Oregon state, with balances ranging from $39 thousand to $12.8 million.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Assets

Other assets totaled $104.5 million at June 30, 2009, compared to $67.5 million at December 31, 2008.  The increase of $37.0 million, or 54.8%, is primarily attributable to the increase in income tax receivable related to the 2008 net operating loss carry back, partially offset by the decrease in the deferred tax asset.

Deposits

The following table represents the major classifications of interest bearing deposits at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$409,606	14.4%	$325,554	11.3%
Savings	285,725	10.0%	365,114	12.7%
Time deposits	2,148,970	75.6%	2,189,046	76.0%
Total	$2,844,301	100.0%	$2,879,714	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Review of Financial Condition – June 30, 2009 and June 30, 2008

Below are abbreviated balance sheets at June 30, 2009 and 2008, which indicate changes that have occurred over the past year (in thousands):

	June 30,	June 30,
	2009	2008	$ Change	% Change
ASSETS
Federal funds sold	$289,871	$18,265	$271,606	NM
Securities	83,399	112,536	(29,137)	-25.9%
Loans (net of unearned fee income):
Commercial and industrial	425,221	448,360	(23,139)	-5.2%
Real Estate:
Commercial	1,017,204	1,048,321	(31,117)	-3.0%
Construction	713,571	1,048,552	(334,981)	-31.9%
Land development	476,562	598,931	(122,369)	-20.4%
Completed lots	272,824	236,004	36,820	15.6%
Residential 1-4 family	439,155	357,650	81,505	22.8%
Installment and other loans	71,682	69,460	2,222	3.2%
Total loans	3,416,219	3,807,278	(391,059)	-10.3%
FHLB stock	19,885	21,698	(1,813)	-8.4%
Total earning assets	$3,809,374	$3,959,777	$(150,403)	-3.8%
Total assets	$3,987,403	$4,156,721	$(169,318)	-4.1%

LIABILITIES
Noninterest bearing deposits	$404,832	$389,275	$15,557	4.0%
Interest bearing deposits:
Money market, sweep and NOW	409,606	600,023	(190,417)	-31.7%
Savings accounts	285,725	367,731	(82,006)	-22.3%
Time certificates	2,148,970	1,939,297	209,673	10.8%
Total interest bearing deposits	2,844,301	2,907,051	(62,750)	-2.2%
Total deposits	3,249,133	3,296,326	(47,193)	-1.4%
Federal funds purchased and securities
sold under repurchase agreements	17,564	38,005	(20,441)	-53.8%
FHLB advances	421,130	330,249	90,881	27.5%
Junior subordinated debt	5,156	5,156	-	0.0%
Total interest bearing liabilities	3,288,151	3,280,461	7,690	0.2%
Shareholders' equity	$269,486	$462,212	$(192,726)	-41.7%

NM - Not meaningful

Federal Funds Sold

At June 30, 2009, federal funds sold totaled $289.9 million, compared to $18.3 million at June 30, 2008.  Federal funds sold fluctuate on a daily basis depending on our net cash position for the day.  In addition, increased federal fund sold balances improves on-balance sheet liquidity, which is an ongoing focus of management.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Securities

The following table represents the available for sale and held to maturity securities portfolios by type at June 30, 2009 and 2008 (in thousands):

	Securities Available for Sale
	June 30, 2009		June 30, 2008
	Fair Value	% of total	Fair Value	% of total
Equities	$2,175	2.7%	$13,874	12.8%
U.S. Treasuries	6,339	7.9%	7,368	6.8%
U.S. Agencies	31,864	39.7%	74,320	68.3%
Corporate securities	2,162	2.7%	10,120	9.3%
Mortgage-backed securities	34,846	43.4%	-	0.0%
Municipal securities	2,932	3.6%	3,114	2.8%
Total	$80,318	100.0%	$108,796	100.0%

	Securities Held to Maturity
	June 30, 2009		June 30, 2008
	Amortized Cost	% of total	Amortized Cost	% of total
Corporate securities	1,524	49.5%	1,525	40.8%
Municipal securities	1,557	50.5%	2,215	59.2%
Total	$3,081	100.0%	$3,740	100.0%

Available for sale securities totaled $80.3 million at June 30, 2009, compared to $108.8 million at June 30, 2008, a decrease of $28.5 million, or 26.2%.  This decrease is primarily attributable to U.S. Agency calls, maturities and sales totaling $293.3 million; equity and corporate sales of $10.4 million; partially offset by the purchase of $287.7 million of U.S. Agency and mortgage-backed securities.  In addition, we recognized other than temporary impairment losses of $6.4 million related to Fannie Mae and Freddie Mac preferred stock and a Lehman Brothers bond and preferred stock during the third quarter of 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans

At June 30, 2009, total loans, including loans held for resale, were down $391.1 million, or 10.3%, from a year ago.  The largest decline came from our real estate construction portfolio, which decreased $335.0 million, or 31.9%, for the period.  Management has been diligently working to reduce the concentration in real estate construction and land development loans, as defined by the FDIC, and has successfully reduced these portfolios by $916.0 million, or 37.1%, from June 30, 2008 to June 30, 2009, including undisbursed loan commitments.

In an effort to reduce our concentrations and diversify our loan portfolio, we are, for the most part, not currently originating new real estate construction loans.  For the six months ended June 30, 2009, total new loan originations were $77.7 million, compared to $583.7 million for the six months ended June 30, 2008, a decrease of $506.0 million, or 86.7%.

At June 30, 2009, the year-over-year increase in real estate completed lot loans is primarily attributable to the disbursement on existing projects.  At June 30, 2009, total undisbursed commitments to lend totaled $281.0 million, down from $830.2 million a year ago.  In addition, in certain circumstances in which real estate construction loans are no longer performing and will not be completed, they are reclassified as real estate completed lot loans.

The $81.5 million, or 22.8%, increase in real estate residential 1-4 family loans for the period is primarily attributable to the conversion of certain real estate construction properties into rentals.  Due to the weakened economy and the adverse effect on home sales, some builders have converted speculative homes that they have been unable to sell into investment properties.

Deposits

At June 30, 2009, noninterest bearing deposits totaled $404.8 million, compared to $389.3 million at June 30, 2008, an increase of $15.6 million, or 4.0%.  The increase in noninterest bearing deposits can be attributed, in part, to the unlimited FDIC insurance on these accounts through December 31, 2009, due to our participation in the FDIC’s Transaction Account Guarantee Program.  In addition, we have been promoting deposit growth to increase on-balance sheet liquidity.

Total interest bearing deposits decreased $62.8 million, or 2.2%, to $2.84 billion at June 30, 2009, compared to $2.91 billion a year ago.   At June 30, 2009, money market, sweep and NOW accounts made up 14.4% of total interest bearing deposits, compared to 20.6% at June 30, 2008, and time deposits made up 75.6%, compared to 66.7% a year ago.  The shift in deposit mix over the last year, in part, can be attributed to our participation in the CDARS program, which commenced in the second quarter of 2008.   In addition, our money market, sweep and NOW accounts are typically more sensitive to changes in the Federal Funds rate than time deposits.  At June 30, 2009, the Federal Funds rate was 0.25%, down 175 basis points from 2.00% at June 30, 2008.

FHLB Advances

FHLB advances totaled $421.1 million at June 30, 2009, compared to $330.2 million at June 30, 2008, an increase of $90.9 million, or 27.5%.  This increase in FHLB advances is primarily attributable to a new $100 million, 5 year, 3.04% fixed rate loan obtained in the fourth quarter of 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Net Interest Income

Net interest income is the difference between total interest income and total interest expense and is the largest source of our operating income.  Several factors contribute to changes in net interest income, including: the effects of changes in average balances, changes in rates on earning assets and rates paid for interest bearing liabilities and the levels of noninterest bearing deposits, shareholders’ equity and nonaccrual loans.

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

The following table illustrates the determination of tax equivalent amounts for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,	June 30,
	2009	2008	$ Change	% Change
Total interest income, as reported	$45,581	$72,342	$(26,761)	-37.0%
Effect of tax exempt loans and
municipal bonds	333	374	(41)	-11.0%
TE interest income	45,914	72,716	(26,802)	-36.9%
Total interest expense	24,132	27,451	(3,319)	-12.1%
TE net interest income	$21,782	$45,265	$(23,483)	-51.9%

Calculation of TE Net Interest Margin
(three months annualized)
TE interest income	$184,161	$290,864	$(106,703)	-36.7%
Total interest expense	96,793	109,804	(13,011)	-11.8%
TE net interest income	87,367	181,060	(93,693)	-51.7%
Average earning assets	$3,948,803	$3,910,481	$38,322	1.0%
TE Net Interest Margin	2.21%	4.63%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended
	June 30,	June 30,
	2009	2008	$ Change	% Change
Total interest income, as reported	$96,072	$149,842	$(53,770)	-35.9%
Effect of tax exempt loans and
municipal bonds	667	751	(84)	-11.2%
TE interest income	96,739	150,593	(53,854)	-35.8%
Total interest expense	50,869	57,553	(6,684)	-11.6%
TE net interest income	$45,870	$93,040	$(47,170)	-50.7%

Calculation of TE Net Interest Margin
(six months annualized)
TE interest income	$193,478	$301,186	$(107,708)	-35.8%
Total interest expense	101,738	115,106	(13,368)	-11.6%
TE net interest income	91,740	186,080	(94,340)	-50.7%
Average earning assets	$4,055,043	$3,864,178	$190,865	4.9%
TE Net Interest Margin	2.26%	4.82%

Tax equivalent net interest income decreased $23.5 million, or 51.9%, for the three months ended June 30, 2009, compared to the same period for 2008.    Tax equivalent net interest income was negatively impacted by the $5.4 million reversal of interest income on loans placed on nonaccrual status during the quarter.  For the period, changes in volume and interest rates decreased tax equivalent net interest income by $5.8 million and $17.7 million, respectively.

Tax equivalent net interest income decreased $47.2 million, or 50.7%, for the six months ended June 30, 2009, compared to the same period a year ago, and was negatively impacted by the $11.7 million reversal of interest income on nonaccrual loans for the period.  For the period, changes in volume and interest rates decreased tax equivalent net interest income by $8.5 million and $38.7 million, respectively.

The annualized tax equivalent net interest margin was 2.21% for the three months ended June 30, 2009, compared to 4.63% for the three months ended June 30, 2008, a decrease of 242 basis points.  This decrease primarily resulted from the decrease in the average yield on earning assets of 282 basis points, partially offset by the decrease in the average rate on interest bearing liabilities of 52 basis points.  The $5.4 million reversal of interest income on nonaccrual loans in the quarter contributed to a 55 basis point decline in the annualized tax equivalent net interest margin during the quarter.

The annualized tax equivalent net interest margin was 2.26% for the six months ended June 30, 2009, compared to 4.82% for the six months ended June 30, 2008, a decrease of 256 basis points.  This decrease primarily resulted from the decrease in the average yield on earning assets of 303 basis points, partially offset by the decrease in the average rate on interest bearing liabilities of 64 basis points.  For the six months ended June 30, 2009, the reversal of $11.7 million of interest income on nonaccrual loans lowered the tax equivalent net interest margin by approximately 58 basis points.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Abbreviated quarterly average balance sheets and current average yields and costs are shown below (in thousands):

	Quarter Ended	Quarter Ended
	June 30,	June 30,			Current
	2009	2008	$ Change	% Change	Yield/Cost
ASSETS
Federal funds sold	$239,315	$1,994	$237,321	NM	0.25%
Securities	107,144	143,750	(36,606)	-25.5%	2.70%
Loans:
Commercial and industrial	444,572	437,414	7,158	1.6%	5.98%
Real estate:
Commercial	1,020,838	1,024,190	(3,352)	-0.3%	6.88%
Construction	827,641	1,080,338	(252,697)	-23.4%	3.19%
Land development	501,469	578,954	(77,485)	-13.4%	2.63%
Completed lots	292,891	241,750	51,141	21.2%	3.85%
Residential 1-4 family	443,747	334,155	109,592	32.8%	6.20%
Installment and other loans	71,186	67,936	3,250	4.8%	7.65%
Total loans	3,602,344	3,764,737	(162,393)	-4.3%	5.02%
Total earning assets	$3,948,803	$3,910,481	$38,322	1.0%	4.66%
Total assets	$4,061,874	$4,087,538	$(25,664)	-0.6%

LIABILITIES
Noninterest bearing deposits	$406,910	$377,131	$29,779	7.9%
Interest bearing deposits:
Money market, sweep and NOW	388,049	645,409	(257,360)	-39.9%	0.70%
Savings	300,522	345,192	(44,670)	-12.9%	0.98%
Time certificates	2,178,557	1,765,116	413,441	23.4%	3.45%
Total interest bearing deposits	2,867,128	2,755,717	111,411	4.0%	2.82%
Total deposits	3,274,038	3,132,848	141,190	4.5%
Federal funds purchased
and repurchase agreements	18,784	118,866	(100,082)	-84.2%	0.06%
FHLB advances	426,288	332,297	93,991	28.3%	3.69%
Junior subordinated debt	5,156	5,156	-	0.0%	4.54%
Total interest bearing liabilities	3,317,356	3,212,036	105,320	3.3%	2.92%
Shareholders' equity	$312,851	$473,750	$(160,899)	-34.0%

NM - Not meaningful

Provision for Loan Losses

The provision for loan losses totaled $135.0 million for the six months ended June 30, 2009, compared to $33.5 million for the six months ended June 30, 2008.

The increase in the provision for loan losses in first six months of 2009, as compared to the first six months of 2008, is primarily attributable to the overall decline in the economy, the downturn in the local housing market and its impact on our real estate construction, land development and completed lot loan portfolios and an increase in nonperforming loans.  At June 30, 2009, nonperforming loans totaled $764.6 million, compared to $119.9 million at June 30, 2008.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses.  Additional discussion on the allowance for loan losses is provided under the heading Allowance for Loan Losses above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table represents the key components of noninterest income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net gain (loss) on sale of securities	$(149)	$144	$(293)	-203.5%	$(102)	$2,468	$(2,570)	-104.1%
Gain on sale of secondary mortgage loans	630	377	253	67.1%	1,214	766	448	58.5%
Net gain (loss) on other real estate owned	(451)	-	(451)	NM	(451)	12	(463)	NM
Service charges on deposit accounts	1,539	1,421	118	8.3%	2,985	2,746	239	8.7%
Other noninterest income	2,021	2,256	(235)	-10.4%	4,266	4,509	(243)	-5.4%
Total noninterest income	$3,590	$4,198	$(608)	-14.5%	$7,912	$10,501	$(2,589)	-24.7%

NM - Not meaningful

Total noninterest income for the three months ended June 30, 2009, totaled $3.6 million, compared to $4.2 million for the same period 2008, a decrease of $608 thousand, or 14.5%.  For the six months ended June 30, 2009, total noninterest income totaled $7.9 million, compared to $10.5 million for the six months ended June 30, 2008, a decrease of $2.6 million, or 24.7%.

For the six months ended June 30, 2009, we recognized a $102 thousand loss on sale of securities, compared to a $2.5 million gain on sale of securities for the six months ended June 30, 2008.  For the six months ended June 30, 2008, we sold our stock in Skagit State Bank of a gain of $2.0 million and recorded a one-time gain of $274 thousand related to the required liquidation of a portion of our stake of VISA, Inc., which went public in March 2008.

The increase in gain on sale of secondary mortgage loans in 2009, over the same periods in 2008, is primarily attributable to the increase volume, resulting from historically low mortgage interest rates.

The continued downturn in the local housing market, which has negatively affected our real estate construction, land development and completed lot loan portfolios, has led to an increase of foreclosures into other real estate owned (“OREO”) on these related properties.  For the three and six months ended June 30, 2009, we recognized a net loss of $451 thousand related to OREO.  For the period, we recognized an OREO valuation adjustment of $3.8 million, partially offset by a $3.3 million gain on sale of OREO.  The OREO valuation adjustment was the result of declines in the market value of these properties subsequent to foreclosure.

The increase in service charges on deposit accounts in 2009, over the same periods in 2008, is primarily attributable to increases in the number of deposit accounts and overdraft fees.  The number of deposit accounts increased approximately 3.2% from June 30, 2008 to June 30, 2009.

The decrease in other noninterest income for the three and six months ended June 30, 2009, compared to the same periods in 2008, is primarily attributable to decreases in insurance and financial service fees and annuity commissions generated by our Trust department.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table represents the key components of noninterest expense for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Salaries and employee benefits	$12,217	$12,592	$(375)	-3.0%	$24,637	$26,585	$(1,948)	-7.3%
Occupancy expense	2,732	2,991	(259)	-8.7%	5,570	5,581	(11)	-0.2%
State business taxes	179	594	(415)	-69.9%	505	1,145	(640)	-55.9%
Other noninterest expense	10,259	5,356	4,903	91.5%	17,967	9,767	8,200	84.0%
Total noninterest expense	$25,387	$21,533	$3,854	17.9%	$48,679	$43,078	$5,601	13.0%

For the three months ended June 30, 2009, total noninterest expense was $25.4 million, compared to $21.5 million for the same period in 2008, an increase of $3.9 million, or 17.9%.  For the six months ended June 30, 2009, total noninterest expense was $48.7 million, compared to $43.1 million for the six months ended June 30, 2008, an increase of $5.6 million, or 13.0%.

The decrease in salaries and employee benefits in 2009, over the same periods in 2008, is primarily attributable to the elimination of bonus and incentive pay, a reduction in executive compensation, a moratorium on hiring and a reduction in force.  At June 30, 2009, full time equivalents (“FTE”) employees totaled 714, down from 813 at June 30, 2008.  In addition, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.

The increase in other noninterest expense in 2009, over the same periods in 2008, is primarily attributable to an increase in FDIC insurance assessments and the one-time special assessment to be paid in the third quarter of 2009.

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

We continue to closely monitor and manage our liquidity position, understanding that this continues to be of critical importance in the current economic environment.  To further increase our on-balance sheet liquidity, we have been focused on reducing our balance sheet, and in particular, the real estate loan portfolio.  For the six months ended June 30, 2009, total loans decreased $362.5 million, or 9.6% compared to December 31, 2008.  Additionally, we have increased our federal funds sold balances $172.1 million for the same period.

As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $24.4 million for the six months ended June 30, 2009.  The primary source of cash provided by operating activities was net income, after excluding non-cash charges such as the provision for loan losses of $135.0 million.  Net cash of $4.7 million provided by investing activities consisted primarily of $153.5 million from the net reduction of loan and $45.9 million from the maturity of available for sale securities, partially offset by the $172.1 million increase in net federal funds sold and the $41.2 million purchase of available for sale securities.  The $38.4 million of cash used in financing activities primarily consisted of the $26.0 million net decrease deposits and the $8.3 million decrease in FHLB advances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Requirements

We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum ratios and the actual capital ratios at June 30, 2009, are set forth in the table below (in thousands).

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	9.42%	9.13%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	8.15%	7.86%	6.00%	4.00%
Tier 1 leverage capital to average assets	6.74%	6.49%	5.00%	4.00%

Although the Tier 1 capital ratio and Tier 1 leverage capital ratio for the Company and Bank were above the minimum ratios to be considered “well capitalized” at June 30, 2009, for federal regulatory purposes, the FRB and the FDIC have advised the Company and the Bank that they will no longer be regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC Order.  See Note 2.  The Company and Bank were “adequately capitalized” at June 30, 2009.

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

We use a simulation model to estimate the impact of changing interest rates on earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of June 30, 2009, the model predicted that net interest income and net income, over a one-year horizon, would decrease by approximately $12.8 million and $8.4 million, respectively, if rates increased 2%.  Since rates are currently less than 1%, the model has not been used to predict the effect of any decreases in interest rates.  The decrease in both net interest income and net income if rates were to increase, over a one-year horizon, is attributable to our balance sheet becoming more liability sensitive during the first six months of 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in information regarding quantitative and qualitative disclosures about market risk at June 30, 2009, from the information presented in Item 7A. Quantitative and Qualitative Disclosures about Market Risk on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of June 30, 2009. Based upon that evaluation, they concluded as of June 30, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of June 30, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the three and six months ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults and other issues incident to our business. As of June 30, 2009, the Bank had commenced collection proceedings on approximately 789 real estate loans. Other than the anticipated institution of additional lawsuits or claims arising out of or related to the impaired loans, management does not believe that there is any proceeding threatened or pending against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial condition.

ITEM 1A.  RISK FACTORS

We are subject to regulatory actions.  Restrictions imposed by these actions could have an adverse affect on us and failure to comply with any of their provisions could result in further regulatory actions or restrictions.

Frontier Financial Corporation and its subsidiary, Frontier Bank, are subject to regulatory actions, including an FDIC Order, with respect to its finances, management and operations, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Actions”. These regulatory actions could adversely affect our business strategy, operations, liquidity and profitability. In addition, failure to comply with these regulatory actions could result in further regulatory actions or restrictions, including monetary penalties.

We are required by the terms of the FDIC Order to raise additional capital, but that capital has not been available to date and without additional capital other courses,  such as selling assets and looking for merger partners, will need to be pursued.

Under the terms of the FDIC Order, Frontier Bank was required to increase its Tier 1 leverage capital ratio to 10% of the Bank’s total assets by July 20, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Actions.”  Our ability to raise additional capital has been contingent on the current capital markets and on our financial performance.  Available capital markets are not currently favorable and we have not been able to raise the required capital to date and cannot be certain of our ability to raise additional capital on any terms.  If we cannot raise additional capital, and/or continue to shrink our balance sheet, or engage a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken.

See also the discussion of our risk factors on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 11, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares during the three or six months ended June 30, 2009.

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

FFC is a legal entity separate and distinct from Frontier Bank.  Because FFC is bank holding company with no significant assets other than Frontier Bank, FFC is dependent upon dividends from Frontier Bank for cash with which to pay dividends.  For a discussion of the regulatory limitations on Frontier Bank’s ability to pay dividends, see “Regulation and Supervision – Federal and State Regulation of the Bank – Dividends” on Form 10-K for the fiscal year ended December 31, 2008, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Actions” on this Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2009 Annual Meeting of Shareholders, held in Everett, Washington, on April 15, 2009, shareholders voted on the following:

1.	A proposal to elect three (3) directors to serve three year terms expiring 2012, as follows:

Director	Votes For	Votes Against/Withheld
Lucy DeYoung	30,149,768	4,066,604
Edward C. Rubatino	30,850,704	3,365,668
John J. Dickson	32,068,790	2,147,582

2.
A proposal to ratify the appointment of Moss Adams LLP as our independent registered public accounting firm for 2009.  The proposal received 33,307,897 votes for and 669,480 votes against, with the holders of 238,995 shares abstaining.

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
July 30, 2009

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
July 30, 2009