Form 10-Q
period 2009-11-03
FRONTIER FINANCIAL CORP /WA/
filed 2009-11-04
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [  ]                                                      Accelerated filer [X]                                           Nonaccelerated filer [  ]                                           Smaller reporting company [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, no par value	47,131,853

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares)

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$36,921	$52,022
Federal funds sold	363,081	117,740
Securities
Available for sale, at fair value	73,834	90,606
Held to maturity, at amortized cost	3,079	3,085
Total securities	76,913	93,691

Loans held for resale	3,464	6,678
Loans	3,147,540	3,772,055
Allowance for loan losses	(142,229)	(112,556)
Net loans	3,008,775	3,666,177

Premises and equipment, net	48,826	51,502
Intangible assets	634	794
Federal Home Loan Bank (FHLB) stock	19,885	19,885
Bank owned life insurance	25,116	24,321
Other real estate owned	101,805	10,803
Other assets	90,153	67,510
Total assets	$3,772,109	$4,104,445

LIABILITIES
Deposits
Noninterest bearing	$403,534	$395,451
Interest bearing	2,822,087	2,879,714
Total deposits	3,225,621	3,275,165
Federal funds purchased and
securities sold under repurchase agreements	15,584	21,616
Federal Home Loan Bank advances	375,752	429,417
Junior subordinated debentures	5,156	5,156
Other liabilities	20,329	21,048
Total liabilities	3,642,442	3,752,402

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized	-	-
Common stock, no par value; 100,000,000 shares authorized; 47,131,853 and 47,095,103 shares issued and outstanding at September 30, 2009
and December 31, 2008	258,425	256,137
Retained earnings (accumulated deficit)	(126,873)	98,020
Accumulated other comprehensive loss, net of tax	(1,885)	(2,114)
Total shareholders' equity	129,667	352,043
Total liabilities and shareholders' equity	$3,772,109	$4,104,445

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$40,595	$67,161	$134,727	$214,049
Interest on federal funds sold	195	274	547	377
Interest on investments	700	1,386	2,288	4,237
Total interest income	41,490	68,821	137,562	218,663
INTEREST EXPENSE
Interest on deposits	18,703	24,390	61,486	73,376
Interest on borrowed funds	3,909	3,705	11,995	12,272
Total interest expense	22,612	28,095	73,481	85,648
Net interest income	18,878	40,726	64,081	133,015
PROVISION FOR LOAN LOSSES	140,000	42,100	275,000	75,600
Net interest (loss) income after provision
for loan losses	(121,122)	(1,374)	(210,919)	57,415

NONINTEREST INCOME
Provision for loss on securities	-	(6,431)	-	(6,431)
Net gain (loss) on sale of securities	-	(1,026)	(102)	1,442
Gain on sale of secondary mortgage loans	232	308	1,446	1,074
Net gain (loss) on other real estate owned	(1,068)	81	(1,519)	93
Service charges on deposit accounts	1,611	1,384	4,596	4,130
Other noninterest income	2,103	2,511	6,369	7,020
Total noninterest income (loss)	2,878	(3,173)	10,790	7,328

NONINTEREST EXPENSE
Salaries and employee benefits	11,290	12,420	35,927	39,005
Occupancy expense	2,694	3,161	8,264	8,742
State business taxes	239	498	744	1,643
FDIC insurance	2,682	1,236	11,162	1,920
Other noninterest expense	7,909	4,742	17,396	13,825
Total noninterest expense	24,814	22,057	73,493	65,135

LOSS BEFORE BENEFIT FOR INCOME TAXES	(143,058)	(26,604)	(273,622)	(392)
BENEFIT FOR INCOME TAXES	(1,970)	(8,808)	(48,729)	(171)
NET LOSS	$(141,088)	$(17,796)	$(224,893)	$(221)
Weighted average number of
shares outstanding for the period	47,131,853	47,010,944	47,126,801	46,987,948
Basic losses per share	$(2.99)	$(0.38)	$(4.77)	$(0.00)
Weighted average number of diluted shares
outstanding for period	47,131,853	47,010,944	47,126,801	46,987,948
Diluted losses per share	$(2.99)	$(0.38)	$(4.77)	$(0.00)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(224,893)	$(221)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation	2,890	2,902
Amortization	423	184
Intangible amortization	160	212
Provision for loan losses	275,000	75,600
Provision for loss on securities	-	6,431
(Gain) loss on sale of securities	102	(1,442)
Gain on sale of other real estate owned	(3,124)	(93)
Valuation adjustment on other real estate owned	4,643	-
Gain on sale of secondary mortgage loans	(1,446)	(1,074)
Deferred taxes	36,354	(19,703)
Share-based compensation	2,288	2,170
Excess tax benefits associated with share-based compensation	-	(49)
Increase in surrender value of bank owned life insurance	(795)	(322)
Changes in operating assets and liabilities
Proceeds from sale of mortgage loans	122,862	77,961
Origination of mortgage loans held for sale	(118,202)	(73,764)
Income taxes receivable	(65,422)	-
Income taxes payable	396	(154)
Interest receivable	6,668	2,137
Interest payable	(6,044)	2,130
Other operating activities	5,543	(1,207)
Net cash provided by operating activities	37,403	71,698

Cash flows from investing activities
Net change in federal funds sold	(245,341)	(130,329)
Purchase of securities available for sale	(47,276)	(273,230)
Proceeds from sale of available for sale securities	1,407	17,338
Principal repayments on mortgage-backed securities	5,373	-
Proceeds from maturities of available for sale securities	57,103	277,165
Net cash flows from loan activities	261,870	(251,914)
Purchases of premises and equipment	(531)	(7,432)
Redemption of Federal Home Loan Bank stock	-	3,116
Proceeds from the sale of other real estate owned	24,515	2,355
Capitalized improvement related to other real estate owned	(383)	(513)
Net cash provided by (used in) investing activities	$56,737	$(363,444)

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities
Net change in core deposit accounts	$(26,892)	$(37,892)
Net change in certificates of deposit	(22,652)	498,650
Net change in federal funds purchased and securities
sold under repurchase agreements	(6,032)	(223,444)
Advances from Federal Home Loan Bank	45,000	185,000
Repayment of Federal Home Loan Bank advances	(98,665)	(153,803)
Stock options exercised	-	389
Excess tax benefits associated with share-based compensation	-	49
Cash dividends paid	-	(19,598)
Net cash provided by (used in) financing activities	(109,241)	249,351

Decrease in cash and due from banks	(15,101)	(42,395)

Cash and due from banks at beginning of period	52,022	99,102

Cash and due from banks at end of period	$36,921	$56,707

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$79,525	$83,518
Cash paid during the period for income taxes	$-	$20,340

Supplemental information about noncash investing and financing activities
Transfer of loans to other real estate owned	$116,653	$5,075
Transfer of premises and equipment to other real estate owned	$317	$-
Change in portion of reserve identified for undisbursed loans and
reclassified as a liability	$982	826

The accompanying notes are an integral part of these financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Principles of Consolidation

The consolidated financial statements of Frontier Financial Corporation (“FFC”, the “Corporation”, “us”, “we” or “our”) include the accounts of Frontier Financial Corporation, a bank holding company, and our wholly-owned subsidiary Frontier Bank (the “Bank”).  All material intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared substantially consistent with the accounting principles applied in the 2008 Annual Report incorporated by reference on Form 10-K for the year ended December 31, 2008.  In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operation for the interim periods presented.  Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Subsequent events were evaluated through November 2, 2009, the date these consolidated financial statements were issued.

Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications have no effect on the previously reported financial condition or results of operations of the Corporation.

Note 2: Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“ASC”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  FASB ASC does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, Topic 105 –Generally Accepted Accounting Principles (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009, and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

SFAS 167 (not yet reflected in FASB ASC), Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) was issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  We do not expect the standard to have any impact on our consolidated financial statements.

The FASB issued ASU 2009–05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, in August 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009, and will have no impact on our consolidated financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2: Recently Issued Accounting Pronouncements (continued)

ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted.  We do not have investments in such entities and, therefore, there will be no impact to our consolidated financial statements.

ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, was issued in October 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We do not expect the standard to have any impact on our consolidated financial statements.

Issued October, 2009, ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  We currently have no plans to issue convertible debt and, therefore, do not expect the update to have an impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our consolidated financial statements.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions, Strategic Plan and Continuing Operations

Regulatory Actions

FDIC Order

On March 20, 2009, Frontier Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington Department of Financial Institutions (the “Washington DFI”).  The regulators alleged that Frontier Bank had engaged in unsafe or unsound banking practices by operating with inadequate management and board supervision; engaging in unsatisfactory lending and collection practices; operating with inadequate capital in relation to the kind and quality of assets held at Frontier Bank; operating with an inadequate loan valuation reserve; operating with a large volume of poor quality loans; operating in such a manner as to produce low earnings and operating with inadequate provisions for liquidity.  By consenting to the FDIC Order, Frontier Bank neither admitted nor denied the alleged charges.

Under the terms of the FDIC Order, Frontier Bank cannot declare dividends or pay any management, consulting or other fees or funds to the Corporation, without the prior written approval of the FDIC and the Washington DFI.  Other material provisions of the FDIC Order require Frontier Bank to: (1) review the qualifications of Frontier Bank’s management, (2) provide the FDIC with 30 days written notice prior to adding any individual to the Board of Directors of Frontier Bank (the “Frontier Bank Board”) or employing any individual as a senior executive officer, (3) increase director participation and supervision of Frontier Bank affairs, (4) improve Frontier Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of real estate construction and land development loans, (5) develop a capital plan and increase Tier 1 leverage capital to 10% of Frontier Bank’s total assets by July 29, 2009, and maintain that capital level, in addition to maintaining a fully funded allowance for loan losses satisfactory to the regulators, (6) implement a comprehensive policy for determining the adequacy of the allowance for loan losses and limiting concentrations in commercial real estate and acquisition, development and construction loans, (7) formulate a written plan to reduce Frontier Bank’s risk exposure to adversely classified loans and nonperforming assets, (8) refrain from extending additional credit with respect to loans charged-off or classified as “loss” and uncollected, (9) refrain from extending additional credit with respect to other adversely classified loans without collecting all past due interest, without the prior approval of a majority of the directors on the Frontier Bank Board or its loan committee, (10) develop a plan to control overhead and other expenses to restore profitability, (11) implement a liquidity and funds management policy to reduce Frontier Bank’s reliance on brokered deposits and other non-core funding sources, and (12) prepare and submit progress reports to the FDIC and the Washington DFI.  The FDIC Order will remain in effect until modified or terminated by the FDIC and the Washington DFI.

The FDIC Order does not restrict Frontier Bank from transacting its normal banking business.  Frontier Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and Washington DFI did not impose any monetary penalties in connection with the FDIC Order.

FRB Agreement

In addition, on July 2, 2009, the Corporation entered into a Written Agreement (the “FRB Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”).  Under the terms of the FRB Written Agreement, the Corporation has agreed to: (1) refrain from declaring or paying any dividends without prior written consent of the FRB; (2) refrain from taking dividends or any other form of payment that represents a reduction in capital from Frontier Bank without prior written consent of the FRB; (3) refrain from making any distributions of interest or principal on subordinated debentures or trust preferred securities without prior written consent of the FRB; (4) refrain from incurring, increasing or guaranteeing any debt without prior written consent of the FRB; (5) refrain from purchasing or redeeming any shares of its stock without prior written consent of the FRB; (6) implement a capital plan and maintain sufficient capital; (7) comply with notice and approval requirements established by the FRB relating to the appointment of directors and senior executive officers as well as any change in the responsibility of any current senior executive officer; (8) not pay or agree to pay any indemnification and severance payments except under certain circumstances, and with the prior approval of the FRB; and (9) provide quarterly progress reports to the FRB.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions, Strategic Plan and Continuing Operations (continued)

Compliance Memorandum of Understanding

Frontier Bank and the Frontier Bank Board also entered into a Memorandum of Understanding with the FDIC dated August 20, 2008, relating to the correction of certain violations of applicable consumer protection and fair lending laws and regulations, principally including the failure to provide certain notices to consumers pursuant to the Flood Disaster Protection Act of 1973, and certain violations of the Truth in Lending Act and Regulation Z.

The Memorandum of Understanding requires Frontier Bank and the Frontier Bank Board to (1) correct all violations found and implement procedures to prevent their recurrence; (2) increase oversight of the Frontier Bank Board’s compliance function, including monthly reports from Frontier Bank’s compliance officer to the Frontier Bank Board detailing actions taken to comply with the Memorandum of Understanding; (3) review its compliance policies and procedures and develop and implement detailed operating procedures and controls, where necessary, to ensure compliance with all consumer protection laws and regulations; (4) establish monitoring procedures to ensure compliance with all consumer protection laws and regulations (including flood insurance), including the documentation and reporting of all exceptions to the Frontier Bank Board and its audit committee; (5) review, expand and improve the quality of such compliance with the frequency of compliance audits to be reviewed and approved annually by the Frontier Bank Board or audit committee, with a goal of auditing compliance at least annually; (6) ensure that Frontier Bank’s compliance management function has adequate staff, resources, training and authority for the size and structure of Frontier Bank; (7) establish flood insurance monitoring procedures to ensure loans are not closed without flood insurance and prior notices to customers required by law, that lapses of flood insurance do not occur, and to develop methods to ensure that adequate amounts of flood insurance are provided, with Frontier Bank agreeing to force place flood insurance when necessary; (8) provide additional training for all Frontier Bank personnel, including the Frontier Bank Board and audit and compliance staff for applicable laws and regulations and (9) furnish quarterly progress reports to the Regional Director of the FDIC detailing the actions taken to secure compliance with the Memorandum of Understanding until the Regional Director has released the institution, in writing, from submitting further reports. Frontier Bank was assessed civil monetary penalties of $48,895 for flood insurance violations and required to pay $10,974 in restitution to customers for certain violations of the Truth in Lending Act and Regulation Z.

We have been actively engaged in responding to the concerns raised in the FDIC Order, the FRB Agreement and the Memorandum of Understanding and believes we have addressed all the regulators’ requirements and that we are in compliance with all the terms of these regulatory actions, with the exception of increasing Tier 1 leverage capital to 10% of the Bank’s total assets.  See “Strategic Plan – Capital Preservation” below.

These regulatory actions may adversely affect our ability to obtain regulatory approval for future initiatives requiring regulatory action, such as acquisitions. The regulatory actions will remain in effect until modified or terminated by the regulators.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions, Strategic Plan and Continuing Operations (continued)

Compliance Efforts in Response to Regulatory Actions

We are actively engaged in responding to the concerns raised by the regulators and have acted promptly on directions received by taking the following actions:

•	Engaged Patrick M. Fahey as chairman of the board and chief executive officer of Frontier, and Michael J. Clementz as president, on December 4, 2008;

•	Retained an independent consultant to review and evaluate the loan portfolio in the Fall of 2008, and again in July, 2009;

•	Organized a special assets group staffed by 37 managers and employees, to accelerate the collection and resolution of delinquent and adversely classified loans;

•	Developed capital management, liquidity and funds management plans;

•	Increased board and senior management oversight of Frontier Bank, its lending and operations, including special weekly board meetings;

•	Established a communications procedure for reporting progress in all areas to the FDIC, Washington DFI and FRB.

Strategic Plan

The results for the first nine months of 2009 reflect continued pressure from an uncertain economy and the negative impact of the local housing market.  Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.

Diversifying the Loan Portfolio

Management has been diligently working to reduce the concentration in real estate construction and land development loans, and has successfully reduced these portfolios by $537.4 million, or 35.1%, from December 31, 2008 to September 30, 2009.  In addition, undisbursed loan commitments related to these portfolios decreased $158.1 million, or 88.2%, for the same period.

Asset Quality

Management continues to proactively manage credit quality and loan collections and address work out strategies. For the nine months ended September 30, 2009, net charge-offs totaled $246.3 million.

Capital Preservation

As of September 30, 2009, Frontier Bank’s total risk-based capital ratio was less than 6.0%, and therefore, Frontier Bank is considered “significantly undercapitalized” under federal regulatory guidelines, as a result of significant additional provisions for loan losses and charge-offs in the third quarter of 2009.  In addition, Frontier Bank’s Tier 1 leverage capital ratio remains less than the 10% required by the terms of the FDIC Order.  See “Regulatory Actions” above.

We continue to take steps to strengthen our capital position.  Efforts to raise additional capital began in the third quarter of 2008, when the Board of Directors retained an investment banking firm to assist in raising capital and deleveraging our balance sheet.  Our ability to raise additional capital has been adversely affected by unfavorable conditions in the capital markets and our financial performance, and we have not been able to raise additional capital to date.  If we cannot raise additional capital, continue to shrink our balance sheet and/or enter into a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and further regulatory actions or restrictions may be taken against us.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions, Strategic Plan and Continuing Operations (continued)

Liquidity

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current adverse economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Noninterest bearing deposits increased $8.1 million, or 2.0%, from December 31, 2008 to September 30, 2009.

During the third quarter 2009, we announced our continued participation in the Federal Deposit Insurance Corporation's ("FDIC") voluntary Transaction Account Guarantee ("TAG") portion of the Temporary Liquidity Guarantee Program through June 30, 2010.  Under this program, noninterest bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage. The coverage under the TAG program is in addition to, and separate from, the coverage available under the FDIC's general deposit insurance protection.

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio.  For the nine months ended September 30, 2009, total loans decreased $627.7 million, or 16.6%, compared to December 31, 2008.  Additionally, we have increased our federal funds sold balances to $363.1 million at September 30, 2009, an increase of $245.3 million from December 31, 2008.

Expense Reduction Measures

We continue to seek out feasible expense reduction measures.  Previously announced expense reduction measures include: a six percent reduction in workforce, the suspension of the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009, and reductions to executive compensation, salary freezes and the elimination of performance bonuses and discretionary profit sharing contributions to the 401(K) Plan.  Additionally, full time equivalents (“FTE”) employees are down 158, or 18.5%, from the peek in May 2008 to September 30, 2009.

Continuing Operations

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

In connection with continuing turmoil in the economy, and more specifically, within the local real estate market, we recorded net losses of $141.1 million and $224.9 million for the three and nine months ended September 30, 2009, respectively.  These losses were primarily the result of increases in our provision for loan losses during these periods, and declining net interest margins caused by increased amounts of nonperforming loans.  These losses, the FDIC Order, and the high level of risk associated with our real estate loan portfolio have resulted in Frontier Bank being regarded by our regulators as “significantly undercapitalized.”  See Note 6 - Shareholders’ Equity and Regulatory Matters.  The net losses for the periods have had a negative impact on our operations, liquidity and capital adequacy and could result in further actions by our regulators to restrict our operations as discussed below.

On July 31, 2009, we announced the signing of an agreement and plan of merger with SP Acquisition Holdings (“SPAH”).  The merger was expected to close in the fourth quarter of 2009.  SPAH was a special purpose acquisition company with nearly $429 million in liquid assets.  On October 5, 2009, we mutually agreed to terminate the agreement and plan of merger with SPAH due to the fact that certain closing conditions contained in the merger agreement could not be met.

In order to achieve compliance with the risk-based capital requirement of the FDIC Order and return to being at least “adequately capitalized” for federal regulatory purposes, we will need to either raise capital, sell assets to deleverage, or both.  Our ability to accomplish these goals is significantly constricted by the current adverse economic environment, in which access to capital markets has been limited, and we can give no assurances that we will be able to access any such capital or sell more assets.  See “Capital Preservation” above.

Our ability to decrease our levels of nonperforming assets is also vulnerable to market conditions as many of our borrowers rely on an active real estate market as a source of repayment, particularly our real estate construction and real estate development loan borrowers.  If the real estate market does not improve or declines further, our level of nonperforming assets may not decline.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3: Regulatory Actions, Strategic Plan and Continuing Operations (continued)

As a result of the asset quality and capital concerns affecting us, we have been aggressively addressing our liquidity needs to maintain an adequate cash flow position to sustain operations.  At September 30, 2009, we maintained approximately $363.1 million of federal funds sold to increase on-balance sheet liquidity.

We have ceased originating new real estate construction development loans and completed lot loans, although we continue to selectively fund on commitments previously issued.  Finally, our special assets group has been aggressively marketing foreclosed real estate in an effort to sell noninterest earning assets at sales prices that do not further deteriorate our capital position.

We have determined that significant additional sources of capital will be required for us to continue operations through 2009 and beyond.  We have engaged financial advisors to assist us in our efforts to raise additional capital and explore other strategic alternatives to address our current and expected capital deficiencies.  Based on their assessment of our ability to continue to operate in compliance with the FDIC Order, our regulators may take other and further actions, including the assessment of civil money penalties against the Bank or the Corporation and their respective officers, directors and other interested parties or they may seek to enforce the order or agreement in federal court.  If the Bank or the Corporation were to engage in other unsafe and unsound banking practices, the regulators have various enforcement tools available to them including the issuance of capital directives, orders to cease engaging in certain business activities and the issuance of modified or additional orders or agreements.

There can be no assurances that our actions referred to above will be successful.  These events raise doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of available for sale and held to maturity securities at September 30, 2009 (in thousands).  At September 30, 2009, there were no securities classified as trading.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (less than 12 months)	Gross Unrealized Losses (12 months or more)	Aggregate Fair Value
AFS Securities
Equities	$6,106	$183	$-	$(3,811)	$2,478
U.S. Treasuries	251	64	-	-	315
U.S. Agencies	29,902	75	(12)	-	29,965
Corporate securities	2,516	-	(327)	-	2,189
Mortgage-backed securities	35,613	631	(117)	-	36,127
Municipal securities	2,665	96	-	(1)	2,760
	77,053	1,049	(456)	(3,812)	73,834

HTM Securities
Corporate securities	1,524	-	(38)	-	1,486
Municipal securities	1,555	21	-	-	1,576
	3,079	21	(38)	-	3,062
Total	$80,132	$1,070	$(494)	$(3,812)	$76,896

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates, the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  There were 12 securities with unrealized losses at September 30, 2009.

Management evaluates securities and FHLB stock for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether we expect to recover the amortized cost basis of the security.  We did not recognize any other-than-temporary impairment losses for the three or nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, we recognized a $6.4 million pre-tax loss related to other than temporarily impaired investments in Fannie Mae, Freddie Mac and Lehman Brothers.

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

The unrealized losses on obligations of municipalities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of municipalities in an unrealized loss position as of September 30, 2009. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of their amortized cost bases, which may be maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Contractual maturities of securities at September 30, 2009, are shown below (in thousands).  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
0 - 1 years	$7,011	$7,051	$571	$573
1 - 5 years	23,225	23,253	984	1,003
5 - 10 years	1,609	1,710	-	-
Over 10 years	45,208	41,820	1,524	1,486
	$77,053	$73,834	$3,079	$3,062

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Loans and Allowance for Loan Losses

The major classifications of loans, excluding loans held for resale, are as follows (in thousands):

	September 30, 2009	December 31, 2008
Commercial and industrial	$406,170	$458,263
Real Estate:
Commercial	991,572	1,048,431
Construction	588,632	952,619
Land development	405,706	581,683
Completed lots	257,602	250,405
Residential 1-4 family	434,607	425,874
Installment and other loans	70,803	65,490
	3,155,092	3,782,765
Unearned fee income	(7,552)	(10,710)
Total loans	$3,147,540	$3,772,055

The following table presents the activity related to the allowance for loan losses (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2009	December 31, 2008
Beginning balance	$114,638	$57,658
Provision for loan losses	275,000	120,000
Charge-offs	(249,284)	(63,526)
Recoveries	2,975	506
Balance before portion identified for undisbursed loans	143,329	114,638
Portion of reserve identified for undisbursed
loans and reclassified as a liability	(1,100)	(2,082)
Balance at end of period	$142,229	$112,556

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5: Loans and Allowance for Loan Losses (continued)

Nonperforming Assets

Nonaccruing loans, restructured loans and other real estate owned (“OREO”) are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Commercial and industrial	$29,147	$12,908
Real estate:
Commercial	81,870	10,937
Construction	277,146	181,905
Land development	274,959	177,139
Completed lots	85,341	34,005
Residential 1-4 family	60,669	17,686
Installment and other	1,388	645
Total nonaccruing loans	810,520	435,225

Other real estate owned	101,805	10,803
Total nonperforming assets	$912,325	$446,028

Restructured loans	$-	$-

Total loans at end of period (1)	$3,151,004	$3,778,733
Total assets at end of period	$3,772,109	$4,104,445

Total nonaccruing loans to total loans	25.72%	11.52%
Total nonperforming assets to total assets	24.19%	10.87%

(1) Includes loans held for resale.

At September 30, 2009 and December 31, 2008, nonaccruing loans totaling $396.7 million and $96.2 million had related specific reserves in the allowance for loan losses of $66.8 million and $12.9 million, respectively.  Nonaccruing loans without related specific reserves in the allowance for loan losses at September 30, 2009 and December 31, 2008, totaled $413.8 million and $339.0 million, respectively.

Other Real Estate Owned

The following table presents the activity related to other real estate owned (“OREO”) (in thousands):

	Nine Months Ended		Twelve Months Ended
	September 30, 2009		December 31, 2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	116,653	357	12,992	76
Capitalized improvements	383		623
Valuation adjustments	(4,643)		(68)
Disposition of OREO	(21,391)	(99)	(3,111)	(13)
Ending balance	$101,805	322	$10,803	64

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6: Shareholders’ Equity and Regulatory Matters

Regulatory Capital Guidelines: Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.  We are subject to regulatory actions, including an FDIC Order requiring Frontier Bank to raise its Tier 1 leverage capital ratio to the higher than normal level of 10% of its total assets.   See “Note 3:  — Regulatory Actions, Strategic Plan and Continuing Operations.”

The minimum ratios and the actual capital ratios at September 30, 2009, are set forth in the table below (in thousands):

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	5.62%	5.35%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	4.33%	4.06%	6.00%	4.00%
Tier 1 leverage capital to average assets	3.40%	3.19%	5.00%	4.00%

Prompt Corrective Action: Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Frontier Bank’s total capital to risk-weighted assets ratio dropped below 6.0% as of September 30, 2009, as a result of the additional provisions for loan losses and charge-offs in the third quarter of 2009, and therefore, the Corporation and the Bank were “significantly undercapitalized” as of September 30, 2009.

Note 7: Share-Based Compensation Plans

Stock Incentive Plan

In 2006, our shareholders approved a Stock Incentive Plan (the “Plan”) to promote the best interest of the Corporation, our subsidiaries and our shareholders, by providing an incentive to those key employees who contribute to our success.  The Plan allows for incentive stock options, stock grants and stock appreciation rights to be awarded.  The maximum number of shares that may be issued under the Plan is 5,250,000 common shares.  At September 30, 2009, 4,400,204 common shares were available for grant.  Shares issued and outstanding are adjusted to reflect common stock dividends, splits, recapitalization or reorganization.  Options are granted at fair market value, generally vest over three years, and expire ten years from the date of grant.  Dividends are paid on stock grants but not paid on incentive stock options.  Certain options provide for accelerated vesting if there is a change in control.

The following table presents the activity related to options for the nine months ended September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2009	1,374,734	$16.69
Granted	-	-
Exercised	-	-
Forfeited/expired	(172,404)	$16.59
Balance, September 30, 2009	1,202,330	$16.70	5.6	$-

Exercisable, September 30, 2009	895,388	$16.90	4.6	$-

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7: Share-Based Compensation Plans (continued)

The following table presents the activity related to nonvested stock awards under the Plan for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	269,762	$11.74
Awarded	36,000	$3.02
Vested	(36,750)	$3.21
Forfeited	(24,904)	$11.40
Nonvested at September 30, 2009	244,108	$11.78

At September 30, 2009, there was $2.1 million of total unrecognized compensation expense related to the nonvested share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  No stock options were granted during the three or nine months ended September 30, 2009 or 2008.

The total fair value of shares and options vested and recognized as compensation expense under this Plan for the three and nine months ended September 30, 2009, was $731 thousand and $2.3 million, compared to $693 thousand and $2.1 million for the three and nine months ended September 30, 2008, respectively.

There were no stock option exercises for the nine months ended September 30, 2009. The total intrinsic value, amount by which the fair value of the underlying stock exceeded the exercise price of an option on exercise date, of options exercised for the nine months ended September 30, 2008, was $159 thousand.  Cash received and the actual tax benefit realized for the tax deductions from options exercised was $389 thousand and $49 thousand, respectively, for the nine months ended September 30, 2008.

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

There were no shares issued from this Plan during the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, 1,470 shares were issued from this Plan with a total fair value of $25 thousand recognized as compensation expense.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8: Losses per Share

The following table reconciles basic to diluted weighted average shares outstanding used to calculate losses per share data and provides a summary of the calculation of both basic and diluted losses per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net loss	$(141,088)	$(17,796)	$(224,893)	$(221)

Average basic shares outstanding	47,132	47,011	47,127	46,988

Dilutive shares	-	-	-	-

Average diluted shares outstanding	47,132	47,011	47,127	46,988

Basic losses per share	$(2.99)	$(0.38)	$(4.77)	$(0.00)

Diluted losses per share	$(2.99)	$(0.38)	$(4.77)	$(0.00)

Note 9:  Fair Values

FASB ASC 820, Fair Value Measurements and Disclosure, and FASB ASC 825, Financial Instruments, (formerly FSP No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments), requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated financial statements.  The following table presents estimated fair values of our financial instruments at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Cash and due from banks	$36,921	$36,921	$52,022	$52,022
Federal funds sold	363,081	363,081	117,740	117,740
Securities
Available for sale	73,834	73,834	90,606	90,606
Held to maturity	3,079	3,062	3,085	3,340
Loans held for resale	3,464	3,464	6,678	6,678
Loans, net	3,008,725	2,836,454	3,666,177	3,714,492
Bank owned life insurance	25,116	25,166	24,321	24,321

Liabilities
Noninterest bearing deposits	403,534	403,534	395,451	395,451
Interest bearing deposits	2,822,087	2,852,126	2,879,714	2,909,730
Federal funds purchased and securities
sold under agreements to repurchase	15,584	15,584	21,616	21,616
FHLB advances	375,752	392,854	429,417	444,441
Junior subordinated debentures	5,156	2,191	5,156	1,676

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

FASB ASC 820, Fair Value Measurements and Disclosure (formerly SFAS 157, Fair Value Measurements), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

We use an outside vendor to price our securities, Interactive Data Corporation (“IDC”).  IDC provides independent evaluations and is recognized industry-wide as one of the most reliable valuation services.  IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based on asset class and include available trade, bid and other market information.  Methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs.  IDC uses a pricing model only on our municipal securities totaling $3.8 million which are subject to IDC’s quality control program.

All pricing information and quotes we obtain from IDC on our securities are reviewed for reasonableness and used directly for the preparation of our financial statement.  We have not had to adjust prices provided by IDC, since the majority of our security prices are based on market data.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Values (continued)

The following table presents the balances of assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$1,868	$610	$-	$2,478
U.S. Treasuries	-	315	-	315
U.S. Agencies	-	29,965	-	29,965
Corporate securities	-	990	1,199	2,189
Mortgage-backed securities	-	36,127	-	36,127
Municipal securities	-	2,760	-	2,760
Total	$1,868	$70,767	$1,199	$73,834

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Available for sale securities
Equities	$1,327	$603	$-	$1,930
U.S. Treasuries	-	6,457	-	6,457
U.S. Agencies	-	52,055	-	52,055
Corporate securities	-	2,939	1,500	4,439
Mortgage-backed securities	-	22,791	-	22,791
Municipal securities	-	2,934	-	2,934
Total	$1,327	$87,779	$1,500	$90,606

The following table presents the fair value adjustments of assets measured on a recurring basis, using significant unobservable inputs (Level 3), for the nine months ended September 30, 2009 (in thousands).  There were no financial assets or liabilities measured at fair value using Level 3 inputs on a recurring basis during the nine months ended September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2009	$1,500
Total unrealized gains or losses	(301)
Purchases	-
Transfers in and/or out of Level 3	-
Balance at September 30, 2009	$1,199

At September 30, 2009, we valued an investment in a single issuer trust preferred security using a discounted cash flow model.  As a result of unprecedented disruptions of certain financial markets, we determined that the level and volume of activity for this type of security had significantly decreased, and therefore, there were insufficient transactions to accurately determine the fair value.  Using a discounted cash flow method, the fair value of this security was determined to be $1.2 million at September 30, 2009.  In our model, we used a discount factor of 14%, which we estimated based on risk and the current market for this type of security.  This determination is considered a Level 3 input.  For the nine months ended September 30, 2009, there were no realized losses with respect to this security.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:  Fair Values (continued)

The following table presents the balance of assets measured at fair value on a nonrecurring basis at September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$582,447	$582,447
OREO (2)	-	-	94,900	94,900
	$-	$-	$677,347	$677,347

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$-	$-	$268,193	$268,193
OREO (2)	-	-	10,803	10,803
	$-	$-	$278,996	$278,996

The following table presents the losses resulting from nonrecurring fair value adjustments for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Impaired loans (1)	$167,455	$27,661
OREO (2)	53,537	947
Total loss from nonrecurring measurements	$220,992	$28,608

(1)
The balance of impaired loans measured at fair value at September 30, 2009 and December 31, 2008, represents nonaccruing loans that have had charge-offs and/or have a specific reserve in the allowance for loan losses.  The loss on impaired loans for the nine months ended September 30, 2009 and 2008, represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral recognized through the allowance for loan losses.

(2)
The balance of OREO measured at fair value at September 30, 2009 and December 31, 2008, represents real estate that was recorded at fair value less costs to sell at the time of foreclosure and/or has had a valuation adjustment subsequent to becoming OREO.  The loss on OREO for the nine months ended September 30, 2009, represents charge-offs of $48.9 million at the time of foreclosure and subsequent valuation adjustments of $4.6 million.  The loss on OREO for the nine months ended September 30, 2008, presents charge-offs at the time of foreclosure.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at September 30, 2009 or 2008.

Note 10: Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 (“FIN 48”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We had no unrecognized tax benefits which would require an adjustment to the January 1, 2007, beginning balance of retained earnings.  We had no unrecognized tax benefits at January 1, 2007, September 30, 2008, or September 30, 2009.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10: Income Taxes (continued)

During the nine months ended September 30, 2009, we reclassified our deferred tax asset to income taxes receivable, resulting from the preparation of our 2008 income tax return.  Both the deferred tax asset and receivable for income taxes are included in other assets, and therefore, this reclassification had no effect on our consolidated balance sheet at September 30, 2009.  Management has evaluated the tax positions taken on our 2008 income tax return and believes it is more likely than not that we will be entitled to a tax refund of approximately $73.5 million, included in other assets, resulting from the carry back of losses in 2008 and 2009.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense.  For the three and nine months ended September 30, 2009 and 2008, we recognized no interest or penalties.

We file federal and various state and local income tax returns.  With few exceptions, we are no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2006.

Note 11: Subsequent Event

As previously announced, on October 5, 2009, the Corporation and SP Acquisition Holdings, Inc. (“SPAH”) mutually agreed to terminate the Agreement and Plan of Merger, dated as of July 30, 2009, by and between SPAH and Frontier, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 10, 2009, effective immediately, due to the fact that certain closing conditions contained in the merger agreement could not be met.  We continue to seek out private equity investors and other capital sources, and to facilitate this process, we have engaged an investment banking firm.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in our December 31, 2008 Form 10-K, filed with the Securities and Exchange Commission, under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and those discussed in this Form 10-Q under Part II, Item 1A "Risk Factors" below, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	changes in general economic conditions, either nationally or locally in western Washington and Oregon;

•	the extent and duration of continued economic, credit, housing and financial market disruptions and governmental actions to address these disruptions;

•	inflation, interest rate, market and monetary fluctuations;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

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

•
the possibility that we will be unable to raise capital and comply with the conditions imposed upon us in the FDIC Order or the FRB Agreement, which could result in the imposition of further restrictions on our operations, penalties or other regulatory actions;

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

Financial Overview

The results for the first nine months of 2009 reflect continued pressure from an uncertain economy and the negative impact of the economy on the local housing market in Washington and Oregon.  For the three months ended September 30, 2009, we reported a net loss of $141.1 million, or ($2.99) per diluted share, compared to a net loss of $17.8 million, or ($0.38) per diluted share, for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, net losses totaled $224.9 million, or ($4.77) per diluted share, compared to a net loss of $221 thousand, or ($0.00) per diluted share for the same period in 2008.  Contributing to the net losses for the three and nine months ended September 30, 2009, were provisions for loan losses of $140.0 million and $275.0 million, respectively.

The following table presents the basic and diluted losses per share, cash dividends declared per common share, the dividend payout ratio, the returns on average assets and average shareholders’ equity for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(141,088)	$(17,796)	$(224,893)	$(221)
Basic losses per share	$(2.99)	$(0.38)	$(4.77)	$(0.00)
Diluted losses per share	$(2.99)	$(0.38)	$(4.77)	$(0.00)
Cash dividends declared
per common share	$-	$0.06	$-	$0.30
Dividend payout ratio	-	-15.79%	-	NM
Return on Average
Assets	-14.39%	-1.69%	-7.38%	-0.01%
Equity	-234.71%	-15.32%	-100.06%	-0.06%
Average equity/average assets	6.13%	11.00%	7.37%	11.45%

NM - Not meaningful.

Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.  Management has been diligently working to reduce the concentration in real estate construction and land development loans, improve asset quality, capital and on-balance sheet liquidity and reduce expenses.

Management has been diligently working to reduce the concentration in real estate construction and land development loans, and has successfully reduced these portfolios by $537.4 million, or 35.1%, from December 31, 2008 to September 30, 2009.  In addition, undisbursed loan commitments related to these portfolios decreased $158.1 million, or 88.2%, for the same period.

We continue to proactively manage credit quality and loan collections and address work out strategies.  In addition, we continue to charge-off confirmed losses against specific reserves in the allowance for loan losses.  For the nine months ended September 30, 2009, net charge-offs totaled $246.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2009, Frontier Bank’s total risk-based capital ratio was less than 6.0%, and therefore, Frontier Bank is considered “significantly undercapitalized” under federal regulatory guidelines, as a result of significant additional provisions for loan losses and charge-offs in the third quarter of 2009.  In addition, Frontier Bank’s Tier 1 leverage capital ratio remains less than the 10% required by the terms of the FDIC Order.  See “Regulatory Actions” above.

We continue to take steps to strengthen our capital position.  Efforts to raise additional capital began in the third quarter of 2008, when the Board of Directors retained an investment banking firm to assist in raising capital and deleveraging our balance sheet.  Our ability to raise additional capital has been adversely affected by unfavorable conditions in the capital markets and our financial performance, and we have not been able to raise additional capital to date.  If we cannot raise additional capital, continue to shrink our balance sheet and/or enter into a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and further regulatory actions or restrictions may be taken against us.

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  Attracting and retaining customer deposits remains our primary source of liquidity.  Noninterest bearing deposits increased $8.1 million, or 2.0%, from December 31, 2008 to September 30, 2009.

During the third quarter 2009, we announced our continued participation in the Federal Deposit Insurance Corporation's ("FDIC") voluntary Transaction Account Guarantee ("TAG") portion of the Temporary Liquidity Guarantee Program through June 30, 2010.  Under this program, noninterest bearing transaction accounts and qualified NOW checking accounts are fully guaranteed by the FDIC for an unlimited amount of coverage. The coverage under the TAG program is in addition to, and separate from, the coverage available under the FDIC's general deposit insurance protection.

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio.  For the nine months ended September 30, 2009, total loans decreased $627.7 million, or 16.6%, compared to December 31, 2008.  Additionally, we have increased our federal funds sold balances to $363.1 million at September 30, 2009, an increase of $245.3 million from December 31, 2008.

Expense Reduction Measures

We continue to seek out feasible expense reduction measures.  Previously announced expense reduction measures include: a six percent reduction in workforce, the suspension of the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009, and reductions to executive compensation, salary freezes and the elimination of performance bonuses and discretionary profit sharing contributions to the 401(K) Plan.  Additionally, full time equivalents (“FTE”) employees are down 158, or 18.5%, from the peek in May 2008 to September 30, 2009.

Regulatory Actions

FDIC Order

On March 20, 2009, Frontier Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington Department of Financial Institutions (the “Washington DFI”). The regulators alleged that Frontier Bank had engaged in unsafe or unsound banking practices by operating with inadequate management and board supervision; engaging in unsatisfactory lending and collection practices; operating with inadequate capital in relation to the kind and quality of assets held at Frontier Bank; operating with an inadequate loan valuation reserve; operating with a large volume of poor quality loans; operating in such a manner as to produce low earnings and operating with inadequate provisions for liquidity. By consenting to the FDIC Order, Frontier Bank neither admitted nor denied the alleged charges.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Under the terms of the FDIC Order, Frontier Bank cannot declare dividends or pay any management, consulting or other fees or funds to the Corporation, without the prior written approval of the FDIC and the Washington DFI.  Other material provisions of the FDIC Order require Frontier Bank to: (1) review the qualifications of Frontier Bank’s management, (2) provide the FDIC with 30 days written notice prior to adding any individual to the Board of Directors of Frontier Bank (the “Frontier Bank Board”) or employing any individual as a senior executive officer, (3) increase director participation and supervision of Frontier Bank affairs, (4) improve Frontier Bank’s lending and collection policies and procedures, particularly with respect to the origination and monitoring of real estate construction and land development loans, (5) develop a capital plan and increase Tier 1 leverage capital to 10% of Frontier Bank’s total assets by July 29, 2009, and maintain that capital level, in addition to maintaining a fully funded allowance for loan losses satisfactory to the regulators, (6) implement a comprehensive policy for determining the adequacy of the allowance for loan losses and limiting concentrations in commercial real estate and acquisition, development and construction loans, (7) formulate a written plan to reduce Frontier Bank’s risk exposure to adversely classified loans and nonperforming assets, (8) refrain from extending additional credit with respect to loans charged-off or classified as “loss” and uncollected, (9) refrain from extending additional credit with respect to other adversely classified loans without collecting all past due interest, without the prior approval of a majority of the directors on the Frontier Bank Board or its loan committee, (10) develop a plan to control overhead and other expenses to restore profitability, (11) implement a liquidity and funds management policy to reduce Frontier Bank’s reliance on brokered deposits and other non-core funding sources, and (12) prepare and submit progress reports to the FDIC and the Washington DFI. The FDIC Order will remain in effect until modified or terminated by the FDIC and the Washington DFI.

The FDIC Order does not restrict Frontier Bank from transacting its normal banking business.  Frontier Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and Washington DFI did not impose any monetary penalties in connection with the FDIC Order.

FRB Agreement

In addition, on July 2, 2009, the Corporation entered into a Written Agreement (the “FRB Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”).  Under the terms of the FRB Written Agreement, the Corporation has agreed to: (1) refrain from declaring or paying any dividends without prior written consent of the FRB; (2) refrain from taking dividends or any other form of payment that represents a reduction in capital from Frontier Bank without prior written consent of the FRB; (3) refrain from making any distributions of interest or principal on subordinated debentures or trust preferred securities without prior written consent of the FRB; (4) refrain from incurring, increasing or guaranteeing any debt without prior written consent of the FRB; (5) refrain from purchasing or redeeming any shares of its stock without prior written consent of the FRB; (6) implement a capital plan and maintain sufficient capital; (7) comply with notice and approval requirements established by the FRB relating to the appointment of directors and senior executive officers as well as any change in the responsibility of any current senior executive officer; (8) not pay or agree to pay any indemnification and severance payments except under certain circumstances, and with the prior approval of the FRB; and (9) provide quarterly progress reports to the FRB.

Compliance Memorandum of Understanding

Frontier Bank and the Frontier Bank Board also entered into a Memorandum of Understanding with the FDIC dated August 20, 2008, relating to the correction of certain violations of applicable consumer protection and fair lending laws and regulations, principally including the failure to provide certain notices to consumers pursuant to the Flood Disaster Protection Act of 1973, and certain violations of the Truth in Lending Act and Regulation Z.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Memorandum of Understanding requires Frontier Bank and the Frontier Bank Board to (1) correct all violations found and implement procedures to prevent their recurrence; (2) increase oversight of the Frontier Bank Board’s compliance function, including monthly reports from Frontier Bank’s compliance officer to the Frontier Bank Board detailing actions taken to comply with the Memorandum of Understanding; (3) review its compliance policies and procedures and develop and implement detailed operating procedures and controls, where necessary, to ensure compliance with all consumer protection laws and regulations; (4) establish monitoring procedures to ensure compliance with all consumer protection laws and regulations (including flood insurance), including the documentation and reporting of all exceptions to the Frontier Bank Board and its audit committee; (5) review, expand and improve the quality of such compliance with the frequency of compliance audits to be reviewed and approved annually by the Frontier Bank Board or audit committee, with a goal of auditing compliance at least annually; (6) ensure that Frontier Bank’s compliance management function has adequate staff, resources, training and authority for the size and structure of Frontier Bank; (7) establish flood insurance monitoring procedures to ensure loans are not closed without flood insurance and prior notices to customers required by law, that lapses of flood insurance do not occur, and to develop methods to ensure that adequate amounts of flood insurance are provided, with Frontier Bank agreeing to force place flood insurance when necessary; (8) provide additional training for all Frontier Bank personnel, including the Frontier Bank Board and audit and compliance staff for applicable laws and regulations and (9) furnish quarterly progress reports to the Regional Director of the FDIC detailing the actions taken to secure compliance with the Memorandum of Understanding until the Regional Director has released the institution, in writing, from submitting further reports. Frontier Bank was assessed civil monetary penalties of $48,895 for flood insurance violations and required to pay $10,974 in restitution to customers for certain violations of the Truth in Lending Act and Regulation Z.

We have been actively engaged in responding to the concerns raised in the FDIC Order, the FRB Agreement and the Memorandum of Understanding and believes we have addressed all the regulators’ requirements and that we are in compliance with all the terms of these regulatory actions, with the exception of increasing Tier 1 leverage capital to 10% of the Bank’s total assets.  See “Strategic Plan – Capital Preservation” below.

These regulatory actions may adversely affect our ability to obtain regulatory approval for future initiatives requiring regulatory action, such as acquisitions. The regulatory actions will remain in effect until modified or terminated by the regulators.

Compliance Efforts in Response to Regulatory Actions

We are actively engaged in responding to the concerns raised by the regulators and have acted promptly on directions received from by taking the following actions:

•	Engaged Patrick M. Fahey as chairman of the board and chief executive officer of Frontier, and Michael J. Clementz as president, on December 4, 2008;

•	Retained an independent consultant to review and evaluate the loan portfolio in the Fall of 2008, and again in July, 2009;

•	Organized a special assets group staffed by 37 managers and employees, to accelerate the collection and resolution of delinquent and adversely classified loans;

•	Developed capital management, liquidity and funds management plans;

•	Increased board and senior management oversight of Frontier Bank, its lending and operations, including special weekly board meetings;

•	Established a communications procedure for reporting progress in all areas to the FDIC, Washington DFI and FRB.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Continuing Operations

In connection with continuing turmoil in the economy, and more specifically, within the local real estate market, we recorded net losses of $141.1 million and $224.9 million for the three and nine months ended September 30, 2009, respectively.  These losses were primarily the result of necessary increases in our provision for loan losses during these periods, and declining net interest margins caused by increased amounts of nonperforming loans.  These losses, the FDIC Order, and the high level of risk associated with our real estate loan portfolio have resulted in Frontier Bank being regarded by our regulators as “significantly undercapitalized” at September 30, 2009.  The net losses for the periods have had a negative impact on our operations, liquidity and capital adequacy and could result in further actions by our regulators to restrict our operations as discussed below.

On July 31, 2009, we announced the signing of an agreement and plan of merger with SP Acquisition Holdings (“SPAH”).  The merger was expected to close in the fourth quarter of 2009.  SPAH was a special purpose acquisition company with nearly $429 million in assets.  On October 5, 2009, we mutually agreed to terminate the agreement and plan of merger with SPAH due to the fact that certain closing conditions contained in the merger agreement could not be met.

In order to achieve compliance with the risk-based capital requirement of the FDIC Order, we will need to either raise capital, sell assets to deleverage, or both.  Our ability to accomplish these goals is significantly constricted by the current economic environment, in which access to capital markets has been limited, and we can give no assurances that we will be able to access any such capital or sell more assets.

Our ability to decrease our levels of nonperforming assets is also vulnerable to market conditions as many of our borrowers rely on an active real estate market as a source of repayment, particularly our real estate construction and real estate development loan borrowers.  If the real estate market does not improve or declines further, our level of nonperforming assets may continue to increase.

As a result of the asset quality and capital concerns affecting us, we have been aggressively addressing our liquidity needs to maintain an adequate cash flow position to sustain operations.  At September 30, 2009, we maintained approximately $363.1 million of federal funds sold to increase on-balance sheet liquidity.

We have ceased originating new real estate construction development loans and completed lot loans, although we continue to selectively fund on commitments previously issued.  Finally, our special assets group has been aggressively marketing foreclosed real estate in an effort to sell noninterest earning assets at sales prices that do not further deteriorate our capital position.

We have determined that significant additional sources of capital will be required for us to continue operations through 2009 and beyond.  We have engaged financial advisors to assist us in our efforts to raise additional capital and explore other strategic alternatives to address our current and expected capital deficiencies.  Based on their assessment of our ability to continue to operate in compliance with the FDIC Order, our regulators may take other and further actions, including the assessment of civil money penalties against the Bank or the Corporation and their respective officers, directors and other interested parties or they may seek to enforce the order or agreement in federal court.  If the Bank or the Corporation were to engage in other unsafe and unsound banking practices, the regulators have various enforcement tools available to them including the issuance of capital directives, orders to cease engaging in certain business activities and the issuance of modified or additional orders or agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Review of Financial Condition – September 30, 2009 and December 31, 2008

Federal Funds Sold

At September 30, 2009, federal funds sold totaled $363.1 million, compared to $117.7 million at December 31, 2008, an increase of $245.3 million, or 208.4%.  Federal funds sold fluctuate on a daily basis depending on our net cash position for the day.  In addition, increased federal fund sold balances improves on-balance sheet liquidity, which is an ongoing focus of management.

Securities

The following table represents the available for sale and held to maturity securities portfolios by type at September 30, 2009 and December 31, 2008 (in thousands):

	Securities Available for Sale
	September 30, 2009		December 31, 2008
	Fair Value	% of total	Fair Value	% of total
Equities	$2,478	3.4%	$1,930	2.1%
U.S. Treasuries	315	0.4%	6,457	7.1%
U.S. Agencies	29,965	40.6%	52,055	57.5%
Corporate securities	2,189	3.0%	4,439	4.9%
Mortgage-backed securities	36,127	48.9%	22,791	25.2%
Municipal securities	2,760	3.7%	2,934	3.2%
Total	$73,834	100.0%	$90,606	100.0%

	Securities Held to Maturity
	September 30, 2009		December 31, 2008
	Amortized Cost	% of total	Amortized Cost	% of total
Corporate securities	$1,524	49.5%	$1,524	49.4%
Municipal securities	1,555	50.5%	1,561	50.6%
Total	$3,079	100.0%	$3,085	100.0%

Available for sale securities totaled $73.8 million at September 30, 2009, compared to $90.6 million at December 31, 2008, a decrease of $16.8 million, or 18.5%.  This decrease is primarily attributable to calls and maturities totaling $57.1 million, principal pay-downs on mortgage-backed securities of $5.4 million and sales of corporate securities totaling $1.4 million; partially offset by the purchase of $47.3 million of securities, principally U.S. Agencies and mortgage-backed securities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans

The following table represents the loan portfolio by type, excluding loans held for resale and net of unearned income, at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Amount	% of total	Amount	% of total
Commercial and industrial	$405,405	12.9%	$457,215	12.1%
Real estate loans:
Commercial	988,004	31.4%	1,044,833	27.7%
Construction	587,594	18.7%	949,909	25.2%
Land development	405,400	12.9%	580,453	15.4%
Completed lots	257,057	8.2%	249,685	6.6%
Residential 1-4 family	433,280	13.8%	424,492	11.3%
Installment and other	70,800	2.2%	65,468	1.7%
Total	$3,147,540	100.0%	$3,772,055	100.0%

Total loans, excluding loans held for resale, decreased $624.5 million, or 16.6%, to a balance of $3.15 billion at September 30, 2009, from $3.77 billion at December 31, 2008.  Management has been diligently working to reduce the concentration in real estate construction and land development loans, as defined by the FDIC, and has successfully reduced these portfolios by $731.8 million, or 35.8%, from December 31, 2008 to September 30, 2009, including undisbursed loan commitments.

Despite the increase in outstanding balance, there were no new completed lot loans originated from December 31, 2008 to September 30, 2009.  In certain circumstances, where real estate construction projects will not be completed, they are reclassified as real estate completed lot loans.  We reclassified $17.3 million of residential construction loans to residential completed lot loans as of September 30, 2009.  Reclassification of a residential construction loan to a residential lot loan eliminates any remaining unadvanced funds originally intended for construction.  The background loan loss reserve is adjusted on subject loans to the new loan type and grade, and if placed into nonperforming status, a specific reserve is assigned.  There were no changes in the related loan agreements resulting in credits that would be considered troubled debt restructurings.  At September 30, 2009, $11.0 million of residential construction loans converted to residential lot loans were nonperforming.

At September 30, 2009, real estate residential 1-4 family loans totaled $433.3 million, an increase of $8.8 million, or 2.1%, compared to December 31, 2008.  The increase in real estate residential 1-4 family loans for the period is primarily attributable to the conversion of certain real estate construction properties into rentals.  Due to the weakened economy and the adverse effect on home sales, some builders have converted speculative homes that they have been unable to sell into investment properties.  For the nine months ended September 30, 2009, $35.3 million of real estate construction loans were converted to residential 1-4 family loans.  The conversion of these real estate construction loans changed the payment structure to principal and interest and extended maturity dates.  There were no changes in the related loan agreements resulting in credits that would be considered troubled debt restructurings.  Additionally, no conversions resulted in loans moving from a nonperforming status to a performing status, and therefore, had no impact on the loan loss reserve as nonperforming loans are assigned a specific reserve.  At September 30, 2009, $8.2 million residential construction loans converted to residential 1-4 family loans were nonperforming.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allowance for loan losses, loan charge-offs and loan recoveries are summarized as follows (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2009	December 31, 2008

Beginning balance	$114,638	$57,658

Provision for loan losses	275,000	120,000

Charge-offs:
Commercial and industrial	(26,494)	(3,101)
Real estate:
Commercial	(9,212)	(1,264)
Construction	(90,431)	(31,968)
Land development	(74,231)	(12,165)
Completed lots	(35,525)	(13,839)
Residential 1-4 family	(11,596)	(846)
Installment and other	(1,795)	(343)
Total charge-offs	(249,284)	(63,526)

Recoveries:
Commercial and industrial	616	308
Real estate:
Commercial	-	-
Construction	2,048	161
Land development	57	-
Completed lots	148	9
Residential 1-4 family	59	-
Installment and other	47	28
Total recoveries	2,975	506

Net charge-offs	(246,309)	(63,020)
Balance before portion identified for
undisbursed loans	143,329	114,638
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(1,100)	(2,082)
Balance at end of period	$142,229	$112,556

Total loans, including loans held
for resale	$3,151,004	$3,778,733

Average loans for the period	$3,553,982	$3,774,501

Ratio of net charge-offs to average
loans outstanding during the period	6.93%	1.67%

Allowance for loan losses as a percentage
of total loans, including loans held
for resale	4.51%	2.98%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The allocation of the allowance for loan losses at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Commercial and industrial	$17,849	$15,127
Real Estate:
Commercial	16,083	11,388
Construction	34,565	27,636
Land development	38,297	22,701
Completed lots	13,684	9,054
Residential 1-4 family	14,611	14,056
Installment and other	1,949	1,071
Unallocated	5,191	11,523
Total	$142,229	$112,556

The allowance for loan losses totaled $142.2 million, or 4.51%, of total loans outstanding at September 30, 2009, compared to $112.6 million, or 2.98%, of total loans outstanding at December 31, 2008.  Including the allocation for undisbursed loans of $1.1 million, would result in a total allowance of $143.3 million, or 4.55%, of total loans outstanding at September 30, 2009.  This compares to the undisbursed allocation of $2.1 million, for a total allowance of $114.6 million, or 3.03%, of total loans outstanding at December 31, 2008.

Our allowance for loan losses, as a percentage of total loans, is impacted by nonperforming loans as a significant portion of our nonperforming loans are collateral dependent.  Nonperforming loans result in the assignment of a specific reserve that adjusts the net book value of the loan’s principal balance to reflect the estimated fair value of supporting collateral or result in no assignment of a specific reserve if the loans collateral value is in excess of its book value.  Our customary practice is to charge-off the amount of impairment representing the excess of the loan’s net book value over the estimated fair value within the quarter a loan is identified as nonperforming and a confirmed loss (“partial charge-off”). For nonperforming loans not immediately charged-off as a result of the determination of a confirmed loss, a specific reserve representing the amount of estimated impairment is applied.  Impaired loans are assessed for valuation on a recurring basis.  Once a partial charge-off is taken no additional reserve is required, unless as a result of our recurring impairment analysis, new information becomes available that would necessitate further adjustment to the allowance for loan losses and subsequent write downs.  As a result, many of the nonperforming loans are collateral-based loans measured at fair value and the balance in excess of collateral value is charged-off during the same quarter, thus resulting in a lower coverage ratio (total allowance for loan losses divided by total nonperforming loans).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table includes information pertaining to the allowance for loan losses and nonperforming loans (in thousands):

	September 30, 2009	December 31, 2008
Total loans	$3,151,004	$3,778,733

General reserves	$75,454	$99,671
Specific reserves	66,775	12,885
Total allowance for loan losses	$142,229	$112,556

Nonperforming loans with specific reserves
included in the allowance for loan losses	396,674	$96,238
Nonperforming loans without specific reserves
included in the allowance for loan losses	413,846	338,987
Total nonperforming loans	$810,520	$435,225

Total charge-offs related to nonperforming loans	$167,455	$48,168

Nonperforming loans recorded at carrying
value to total loans	13.13%	8.97%
Nonperforming loans recorded at carrying value
to total nonperforming loans	51.06%	77.89%

Coverage ratio (total allowance for loan losses divided
by total nonperforming loans)	17.55%	25.86%
Coverage ratio after considering effects of charge-offs	31.67%	33.25%
Coverage ratio net of nonperforming loans carried at
carrying value	35.86%	116.96%
Total loans less nonperforming loans at carrying value	$2,737,158	$3,439,746

Total allowance for loan losses/total loans	4.51%	2.98%
Total allowance for loan losses/total loans less nonperforming
loans at carrying value	5.20%	3.27%
Specific reserves/balance of nonperforming loans with
specific reserves	16.83%	13.39%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nonperforming Assets

Nonaccruing loans, other real estate owned (“OREO”) and restructured loans and are as follows (in thousands):

	September 30, 2009	December 31, 2008
Commercial and industrial	$29,147	$12,908
Real estate:
Commercial	81,870	10,937
Construction	277,146	181,905
Land development	274,959	177,139
Completed lots	85,341	34,005
Residential 1-4 family	60,669	17,686
Installment and other	1,388	645
Total nonaccruing loans	810,520	435,225

Other real estate owned	101,805	10,803
Total nonperforming assets	$912,325	$446,028

Restructured loans	$-	$-

Total loans at end of period (1)	$3,151,004	$3,778,733
Total assets at end of period	$3,772,109	$4,104,445

Total nonaccruing loans to total loans	25.72%	11.52%
Total nonperforming assets to total assets	24.19%	10.87%

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

At September 30, 2009, nonaccruing loans totaled $810.5 million, compared to $435.2 million at December 31, 2008.  The increase in nonaccruing loans for the period is primarily attributable to the continued downturn in the local housing market and economy, which significantly impacted our real estate construction, land development and completed lot portfolios.  Of the total nonaccrual loans at September 30, 2009, 78.6% relate to our real estate construction, land development and completed lot portfolios.

At September 30, 2009 and December 31, 2008, nonaccruing loans totaling $396.7 million and $96.2 million had related specific reserves in the allowance for loan losses of $66.8 million and $12.9 million, respectively.  Nonaccruing loans without related specific reserves in the allowance for loan losses at September 30, 2009 and December 31, 2008, totaled $413.8 million and $339.0 million, respectively.

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

Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.  There were no restructured loans at September 30, 2009 or December 31, 2008.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value, less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or other expense.

The following table presents the activity related to OREO (in thousands):

	Nine Months Ended		Twelve Months Ended
	September 30, 2009		December 31, 2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	116,653	357	12,992	76
Capitalized improvements	383		623
Valuation adjustments	(4,643)		(68)
Disposition of OREO	(21,391)	(99)	(3,111)	(13)
Ending balance	$101,805	322	$10,803	64

Certain other loans, currently in nonaccrual, are in the process of foreclosure and potentially could become OREO.  Efforts, however, are constantly underway to reduce and minimize such nonperforming assets.  During 2008, we expanded our special assets group to focus on reducing nonperforming assets.

The decision to begin a foreclosure action generally occurs after all other reasonable collection efforts have been found ineffective.  We comply with all applicable state statues regarding foreclosure proceedings.  Loans in foreclosure are always categorized as nonperforming assets, and as such, have been assigned a specific loan loss reserve based on the most current property valuations available, discounted to reflect foreclosure expense, holding time and sales costs.   Assuming no other legal actions, the statutory processing period for a so-called nonjudicial foreclosure in the state of Washington is a minimum of 120 days or 190 days after the date of default.   The first step is a notice of default that is mailed to the borrower and posted at the property or the notice is delivered to the borrower in person.  The borrower is given 30 days to respond to the notice of default.  If the borrower does not stop the foreclosure within 30 days after receiving the notice of default, we record a notice of sale with the appropriate county recorder.  The notice of sale is recorded at least 90 days before the sale date and is mailed to the borrower and any other lien holders.  The notice of sale is also published twice in a local newspaper.  A notice of foreclosure is also required to be sent to the borrower and/or guarantors if we want to retain the right to a deficiency.  We are required to publish the notice of sale once between the 32nd and 28th days prior to the sale, and once between the 11th and 7th days before the sale.  Foreclosure sales are by public auction with the property going to the highest bidder.

We will bid up to the amount of our loan balance.  If we do not have a buyer for the collateral by the sale date, and there is no other or higher bidder, then we acquire ownership of the property for the amount of our credit bid, and the property becomes an OREO property of the Bank.  The obligations of the guarantors (but not the borrower) of a commercial loan for any deficiency (the amount by which the loan balance exceeds the foreclosure sale price), generally survives the sale and we may bring a lawsuit against the guarantors to collect the deficiency if we determine a judgment against the guarantors may be collectible and cost-effective.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A judicial foreclosure action may also be brought to collect a real estate loan in the state of Washington, and is used by Frontier Bank in certain cases; however, nonjudicial foreclosure is usually the preferred remedy because it is normally faster and less expensive than litigation, which can take from 6 months for summary judgment, to 2 years for trial.

Foreclosure proceedings in the state of Oregon are similar to Washington’s in most material respects.

In addition, where appropriate, instead of foreclosure, we may negotiate a settlement agreement with the borrower, with a deed in lieu of foreclosure conveying the property to the Bank, to enable the Bank to acquire possession of the property faster than pursuing the normal foreclosure process.

The transition of loans from performing to nonperforming status will generally result in the assignment of a specific reserve that adjusts the net book value of the loan’s principal balance to reflect the estimated fair value of supporting collateral or result in no assignment of a specific reserve if the loans collateral value is in excess of its book value.  Subsequent write-downs, requiring additional loan loss provisioning, could occur as a loan moves through the foreclosure process into OREO based on recurring impairment analysis up to and until a property becomes an OREO.

Other Assets

Other assets totaled $90.2 million at September 30, 2009, compared to $67.5 million at December 31, 2008.  The increase of $22.7 million, or 33.5%, is primarily attributable to the increase in income tax receivable related to the 2009 net operating loss carry back, partially offset by the decrease in the deferred tax asset.

Deposits

The following table represents the major classifications of interest bearing deposits at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Amount	% of total	Amount	% of total
Money market, sweep and NOW accounts	$428,704	15.2%	$325,554	11.3%
Savings	276,989	9.8%	365,114	12.7%
Time deposits	2,116,394	75.0%	2,189,046	76.0%
Total	$2,822,087	100.0%	$2,879,714	100.0%

The following table represents maturities of time deposits of $100,000 and over at September 30, 2009 (in thousands):

September 30, 2009
3 months or less	$325,925
Over 3 months through 6 months	213,892
Over 6 months through 12 months	472,623
Over 12 months	304,483
Total	$1,316,923

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Review of Financial Condition – September 30, 2009 and September 30, 2008

Below are abbreviated balance sheets at September 30, 2009 and 2008, which indicate changes that have occurred over the past year (in thousands):

	September 30,	September 30,
	2009	2008	$ Change	% Change
ASSETS
Federal funds sold	$363,081	$130,334	$232,747	178.6%
Securities	76,913	101,832	(24,919)	-24.5%
Loans (net of unearned fee income):
Commercial and industrial	405,405	452,286	(46,881)	-10.4%
Real Estate:
Commercial	988,004	1,049,939	(61,935)	-5.9%
Construction	587,594	1,030,591	(442,997)	-43.0%
Land development	405,400	607,501	(202,101)	-33.3%
Completed lots	257,057	242,234	14,823	6.1%
Residential 1-4 family	436,744	379,485	57,259	15.1%
Installment and other loans	70,800	70,016	784	1.1%
Total loans	3,151,004	3,832,052	(681,048)	-17.8%
FHLB stock	19,885	15,622	4,263	27.3%
Total earning assets	$3,610,883	$4,079,840	$(468,957)	-11.5%
Total assets	$3,772,109	$4,244,963	$(472,854)	-11.1%

LIABILITIES
Noninterest bearing deposits	$403,534	$377,279	$26,255	7.0%
Interest bearing deposits:
Money market, sweep and NOW	428,704	557,323	(128,619)	-23.1%
Savings accounts	276,989	418,535	(141,546)	-33.8%
Time certificates	2,116,394	2,050,857	65,537	3.2%
Total interest bearing deposits	2,822,087	3,026,715	(204,628)	-6.8%
Total deposits	3,225,621	3,403,994	(178,373)	-5.2%
Federal funds purchased and securities
sold under repurchase agreements	15,584	34,701	(19,117)	-55.1%
FHLB advances	375,752	329,833	45,919	13.9%
Junior subordinated debt	5,156	5,156	-	0.0%
Total interest bearing liabilities	3,218,579	3,396,405	(177,826)	-5.2%
Shareholders' equity	$129,667	$443,731	$(314,064)	-70.8%

Federal Funds Sold

At September 30, 2009, federal funds sold totaled $363.1 million, compared to $130.3 million at September 30, 2008.  Federal funds sold fluctuate on a daily basis depending on our net cash position for the day.  In addition, increased federal fund sold balances improves on-balance sheet liquidity, which is an ongoing focus of management.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Securities

The following table represents the available for sale and held to maturity securities portfolios by type at September 30, 2009 and 2008 (in thousands):

	Securities Available for Sale
	September 30, 2009		September 30, 2008
	Fair Value	% of total	Fair Value	% of total
Equities	$2,478	3.4%	$10,352	10.6%
U.S. Treasuries	315	0.4%	6,386	6.5%
U.S. Agencies	29,965	40.6%	75,022	76.5%
Corporate securities	2,189	3.0%	3,396	3.5%
Mortgage-backed securities	36,127	48.9%	-	0.0%
Municipal securities	2,760	3.7%	2,939	3.0%
Total	$73,834	100.0%	$98,095	100.0%

	Securities Held to Maturity
	September 30, 2009		September 30, 2008
	Amortized Cost	% of total	Amortized Cost	% of total
Corporate securities	$1,524	49.5%	$1,525	40.8%
Municipal securities	1,555	50.5%	2,212	59.2%
Total	$3,079	100.0%	$3,737	100.0%

Available for sale securities totaled $73.8 million at September 30, 2009, compared to $98.1 million at September 30, 2008, a decrease of $24.3 million, or 24.7%.  This decrease is primarily attributable to calls, maturities and sales totaling $97.7 million and principal repayments on mortgage-backed securities of $5.4 million, partially offset by the purchase of $80.2 million of primarily U.S. Agency and mortgage-backed securities.

Loans

At September 30, 2009, total loans, including loans held for resale, were down $681.0 million, or 17.8%, from a year ago.  The largest decline came from our real estate construction portfolio, which decreased $443.0 million, or 43.0%, for the period.  Management has been diligently working to reduce the concentration in real estate construction and land development loans, as defined by the FDIC, and has successfully reduced these portfolios by $1.00 billion, or 43.4%, from September 30, 2008 to September 30, 2009, including undisbursed loan commitments.

In an effort to reduce our concentrations and diversify our loan portfolio, we are, for the most part, not currently originating new real estate construction loans.  For the nine months ended September 30, 2009, total new loan originations were $100.1 million, compared to $759.3 million for the nine months ended September 30, 2008, a decrease of $659.2 million, or 86.8%.

At September 30, 2009, the year-over-year increase in real estate completed lot loans is primarily attributable to disbursement on existing projects.  At September 30, 2009, total undisbursed commitments to lend totaled $234.3 million, down from $650.8 million a year ago, a decrease of $416.5 million, or 64.0%.  In addition, in certain circumstances in which real estate construction loans are no longer performing and will not be completed, they are reclassified as real estate completed lot loans.  From September 30, 2008 to September 30, 2009, $20.1 million of real estate construction loans were converted to real estate completed lot loans.  Of these converted loans, $13.2 million were nonperforming at September 30, 2009.

The $57.3 million, or 15.1%, increase in real estate residential 1-4 family loans for the period is primarily attributable to the conversion of certain real estate construction properties into rentals.  Due to the weakened economy and the adverse effect on home sales, some builders have converted speculative homes that they have been unable to sell into investment properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

From September 30, 2008 to September 30, 2009, $73.0 million of real estate construction loans were converted to residential 1-4 family loans.  The conversion of these real estate construction loans changed the payment structure to principal and interest and extended maturity dates.  There were no changes in the related loan agreements resulting in credits that would be considered troubled debt restructurings.  Additionally, the conversion had no impact on the loan loss reserve as nonperforming loans are assigned a specific reserve. No conversions resulted in loans moving from nonperforming to a performing status.  At September 30, 2009, $18.5 million residential construction loans converted to residential 1-4 family loans were nonperforming.

Deposits

At September 30, 2009, noninterest bearing deposits totaled $403.5 million, compared to $377.3 million at September 30, 2008, an increase of $26.3 million, or 7.0%.  The increase in noninterest bearing deposits can be attributed, in part, to the unlimited FDIC insurance on these accounts through June 30, 2010, due to our participation in the FDIC’s Transaction Account Guarantee Program.  In addition, we have been promoting deposit growth to increase on-balance sheet liquidity.

Total interest bearing deposits decreased $204.6 million, or 6.8%, to $2.82 billion at September 30, 2009, compared to $3.03 billion a year ago.   At September 30, 2009, money market, sweep and NOW accounts made up 15.2% of total interest bearing deposits, compared to 18.4% at September 30, 2008, and time deposits made up 75.0%, compared to 67.8% a year ago.  The shift in deposit mix over the last year, in part, can be attributed to our participation in the CDARS program, which commenced in the second quarter of 2008.   In addition, our money market, sweep and NOW accounts are typically more sensitive to changes in the Federal Funds rate than time deposits.  At September 30, 2009, the Federal Funds rate was 0.25%, down 175 basis points from 2.00% at September 30, 2008.

FHLB advances

FHLB advances totaled $375.8 million at September 30, 2009, compared to $329.8 million at September 30, 2008, an increase of $45.9 million, or 13.9%.  For the period, FHLB advances totaled approximately $145.0 million and were partially offset by repayments of $98.7 million.  At September 30, 2009, our unused line of credit at the FHLB totaled $28.6 million.

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

Net interest income for the three months ended September 30, 2009, totaled $18.9 million, down $21.8 million, or 53.6%, from the same period a year ago.  Net interest income for the three months ended September 30, 2009, was negatively impacted by the $3.5 million reversal of interest income on loans during the quarter and the increase in nonperforming loans.  At September 30, 2009, nonperforming loans totaled $810.5 million, compared to $205.2 million a year ago.

Net interest income for the nine months ended September 30, 2009, was $64.1 million, compared to $133.0 million for the nine months ended September 30, 2008, a decrease of $68.9 million, or 51.8%.  Net interest income for the nine months ended September 30, 2009, was negatively impacted by the $15.3 million reversal of interest income on loans and the $605.3 million increase in nonperforming loans for the period.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The annualized tax equivalent net interest margin was 2.04% for the three months ended September 30, 2009, down 201 basis points from the same period in 2008.  This decrease primarily resulted from the decrease in the average yield on earning assets of 233 basis points, resulting from the increase in nonperforming loans; partially offset by the decrease in the average rate on interest bearing liabilities of 57 basis points.  The $3.5 million reversal of interest income on nonaccrual loans in the quarter contributed to a 38 basis point decline in the annualized tax equivalent net interest margin during the quarter.

The annualized tax equivalent net interest margin was 2.21% for the nine months ended September 30, 2009, compared to 4.55% for the nine months ended September 30, 2008, a decrease of 234 basis points.  The decrease in the annualized tax equivalent net interest margin primarily resulted from the decrease in the average yield on earning assets of 277 basis points, resulting from the increase in nonperforming loans; partially offset by the decrease in the average rate on interest bearing liabilities of 61 basis points.  For the nine months ended September 30, 2009, the reversal of $15.3 million of interest income on nonaccrual loans lowered the tax equivalent net interest margin by approximately 52 basis points.

The following tables represent condensed average balance sheet information, together with interest income and yields on average earning assets, interest expense and rates paid on average interest bearing liabilities and the changes in tax equivalent net interest income due to changes in average balances (volume) and changes in average rates (rate) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended September 30,
	2009			2008
		TE	Average		TE	Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
Interest Earning Assets
Taxable investments	$98,161	$700	2.66%	$153,814	$1,386	3.48%
Nontaxable investments (1)	4,225	22	6.01%	5,077	40	6.27%
Total	102,386	722	2.80%	158,891	1,426	3.57%
Federal funds sold	306,772	195		58,168	274	1.87%
Loans (1) (2)
Installment	70,868	1,252	7.01%	69,163	1,425	8.20%
Commercial	423,953	6,622	6.20%	458,330	8,200	7.12%
Real estate
Commercial	1,003,786	17,512	6.92%	1,055,207	20,169	7.60%
Construction	661,786	5,008	3.00%	1,051,884	16,658	6.30%
Land development	455,623	1,481	1.29%	602,436	10,364	6.84%
Completed lots	271,602	2,629	3.84%	241,036	4,017	6.63%
Residential 1-4 family	430,649	6,400	5.90%	365,365	6,658	7.25%
Total loans	3,318,267	40,904	4.89%	3,843,421	67,491	6.99%
Total earning assets/total
interest income	3,727,425	41,821	4.45%	4,060,480	69,191	6.78%
Reserve for loan losses	(108,254)			(87,365)
Cash and due from banks	43,317			53,789
Other assets	259,527			194,826
TOTAL ASSETS	$3,922,015			$4,221,730
Interest Bearing Liabilities
Money Market, Sweep &
NOW accounts	$416,738	$801	0.76%	$586,319	$2,086	1.42%
Savings accounts	282,065	669	0.94%	392,552	2,161	2.19%
Other time deposits	2,137,770	17,233	3.20%	2,008,838	20,143	3.99%
Total interest bearing
deposits	2,836,573	18,703	2.62%	2,987,709	24,390	3.25%
Short-term borrowings	15,806	3	0.08%	33,631	126	1.49%
FHLB borrowings	397,578	3,850	3.84%	329,985	3,510	4.23%
Subordinated debt	5,156	56	4.30%	5,156	69	5.30%
Total interest bearing
liabilities/total
interest expense	3,255,113	22,612	2.76%	3,356,481	28,095	3.33%
Noninterest bearing
deposits	404,988			386,896
Other liabilities	21,466			13,853
Shareholders' equity	240,448			464,500
TOTAL LIABILITIES
AND CAPITAL	$3,922,015			$4,221,730
TE NET INTEREST INCOME		$19,209			$41,096
TE NET INTEREST MARGIN			2.04%			4.05%

(1) Includes amounts to convert nontaxable amounts to a fully taxable equivalent basis at a 35% tax rate. The amounts totaled $331 thousand and $370 thousand for the three months ended September 30, 2009 and 2008, respectively.
(2) Includes nonaccruing loans.
(3) Annualized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2009			2008
		TE	Average		TE	Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid (3)	Balance	Expense	Paid (3)
Interest Earning Assets
Taxable investments	$100,066	$2,288	2.88%	$148,442	$4,237	3.71%
Nontaxable investments (1)	4,348	68	6.15%	5,074	124	6.13%
Total	104,414	2,356	3.02%	153,516	4,361	3.79%
Federal funds sold	286,241	547	0.26%	24,145	377	2.09%
Loans (1) (2)
Installment	69,632	3,749	7.20%	68,195	4,411	8.64%
Commercial	438,227	20,458	6.24%	431,062	24,375	7.55%
Real estate
Commercial	1,017,262	53,946	7.09%	1,031,928	60,106	7.78%
Construction	808,002	20,506	3.39%	1,066,762	59,361	7.43%
Land development	505,012	9,295	2.46%	579,007	33,981	7.84%
Completed lots	278,892	7,772	3.73%	242,741	13,694	7.54%
Residential 1-4 family	436,955	19,932	6.10%	332,734	19,119	7.68%
Total loans	3,553,982	135,658	5.10%	3,752,429	215,047	7.66%
Total earning assets/total
interest income	3,944,637	138,561	4.70%	3,930,090	219,785	7.47%
Reserve for loan losses	(115,060)			(69,091)
Cash and due from banks	45,047			51,125
Other assets	201,852			189,910
TOTAL ASSETS	$4,076,476			$4,102,034
Interest Bearing Liabilities
Money Market, Sweep &
NOW accounts	$378,870	$1,958	0.69%	$647,108	$7,964	1.64%
Savings accounts	313,436	2,728	1.16%	334,703	5,517	2.20%
Other time deposits	2,221,187	56,800	3.42%	1,836,898	59,895	4.36%
Total interest bearing
deposits	2,913,493	61,486	2.82%	2,818,709	73,376	3.48%
Short-term borrowings	17,824	12	0.09%	77,480	1,462	2.52%
FHLB borrowings	417,614	11,806	3.78%	331,207	10,590	4.27%
Subordinated debt	5,156	177	4.59%	5,156	220	5.69%
Total interest bearing
liabilities/total
interest expense	3,354,087	73,481	2.93%	3,232,552	85,648	3.54%
Noninterest bearing
deposits	398,604			376,623
Other liabilities	23,287			23,132
Shareholders' equity	300,498			469,727
TOTAL LIABILITIES
AND CAPITAL	$4,076,476			$4,102,034
TE NET INTEREST INCOME		$65,080			$134,137
TE NET INTEREST MARGIN			2.21%			4.55%

(1) Includes amounts to convert nontaxable amounts to a fully taxable equivalent basis at a 35% tax rate. The amounts totaled $999 thousand and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.
(2) Includes nonaccruing loans.
(3) Annualized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 versus 2008			2009 versus 2008
	Increase (Decrease) Due			Increase (Decrease) Due
	to Change in			to Change in
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Taxable investments	$(487)	$(201)	$(688)	$(1,345)	$(627)	$(1,972)
Nontaxable investments	(13)	(3)	(16)	(33)	-	(33)
Total	(500)	(204)	(704)	(1,378)	(627)	(2,005)

Federal funds sold	1,171	(1,250)	(79)	4,092	(3,922)	170

Loans
Installment	35	(208)	(173)	93	(755)	(662)
Commercial	(615)	(963)	(1,578)	405	(4,322)	(3,917)
Real estate			-			-
Commercial	(983)	(1,674)	(2,657)	(854)	(5,306)	(6,160)
Construction	(6,178)	(5,472)	(11,650)	(14,399)	(24,456)	(38,855)
Land development	(2,526)	(6,357)	(8,883)	(4,343)	(20,343)	(24,686)
Completed lots	509	(1,897)	(1,388)	2,039	(7,961)	(5,922)
Residential 1-4 family	1,190	(1,448)	(258)	5,989	(5,176)	813
Total loans	(8,568)	(18,019)	(26,587)	(11,070)	(68,319)	(79,389)

TOTAL INTEREST INCOME	(7,897)	(19,473)	(27,370)	(8,356)	(72,868)	(81,224)

INTEREST EXPENSE
Money Market, Sweep &
NOW accounts	(603)	(682)	(1,285)	(3,301)	(2,705)	(6,006)
Savings accounts	(608)	(884)	(1,492)	(351)	(2,438)	(2,789)
Other time deposits	1,293	(4,203)	(2,910)	12,530	(15,625)	(3,095)
Total interest bearing deposits	82	(5,769)	(5,687)	8,878	(20,768)	(11,890)

Short-term borrowings	(67)	(56)	(123)	(1,126)	(324)	(1,450)
FHLB borrowing	719	(379)	340	2,763	(1,547)	1,216
Subordinated debt	-	(13)	(13)	-	(43)	(43)

TOTAL INTEREST EXPENSE	734	(6,217)	(5,483)	10,515	(22,682)	(12,167)

CHANGE IN NET INTEREST INCOME	$(8,631)	$(13,256)	$(21,887)	$(18,871)	$(50,186)	$(69,057)

Provision for Loan Losses

The provision for loan losses totaled $275.0 million for the nine months ended September 30, 2009, compared to $75.6 million for the nine months ended September 30, 2008.

The increase in the provision for loan losses in first nine months of 2009, as compared to the first nine months of 2008, is primarily attributable to the overall decline in the economy, the downturn in the local housing market and its impact on our real estate construction, land development and completed lot loan portfolios and an increase in nonperforming loans.  At September 30, 2009, nonperforming loans totaled $810.5 million, compared to $205.2 million at September 30, 2008.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses.  Additional discussion on the allowance for loan losses is provided under the heading Allowance for Loan Losses above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

The following table represents the key components of noninterest income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Provision for loss on securities	$-	$(6,431)	6,431	-100.0%
Net gain (loss) on sale of securities	-	(1,026)	1,026	-100.0%
Gain on sale of secondary mortgage loans	232	308	(76)	-24.7%
Net gain (loss) on other real estate owned	(1,068)	81	(1,149)	-1418.5%
Service charges on deposit accounts	1,611	1,384	227	16.4%
Other noninterest income	2,103	2,511	(408)	-16.2%
Total noninterest income (loss)	$2,878	$(3,173)	$6,051	-190.7%

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Provision for loss on securities	$-	$(6,431)	$6,431	-100.0%
Net gain (loss) on sale of securities	(102)	1,442	(1,544)	-107.1%
Gain on sale of secondary mortgage loans	1,446	1,074	372	34.6%
Net gain (loss) on other real estate owned	(1,519)	93	(1,612)	-1733.3%
Service charges on deposit accounts	4,596	4,130	466	11.3%
Other noninterest income	6,369	7,020	(651)	-9.3%
Total noninterest income	$10,790	$7,328	$3,462	47.2%

Total noninterest income increased $6.1 million and $3.5 million, respectively, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.

During the third quarter 2008, we recognized a $6.4 million pre-tax loss related to other than temporarily impaired investments in Fannie Mae, Freddie Mac and Lehman Brothers. There were no such impairment charges during the three and nine months ended September 30, 2009.

For the three months ended September 30, 2008, we recognized a net $1.0 million loss on the sale of a security.  There were no security sales for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, we recognized a net loss on sale of securities of $102 thousand, compared to a $1.4 million net gain a year ago when we sold our stock in Skagit State Bank.

Net losses on other real estate owned totaled $1.1 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.  The losses for the periods were primarily due to valuation adjustments resulting from declines in the market value of these properties subsequent to foreclosure.  Net gain on other real estate owned totaled $81 thousand and $93 thousand for the three and nine months ended September 30, 2008, respectively.

The increase in service charges on deposit accounts in 2009, over the same periods in 2008, is primarily attributable to increases in overdraft fees.

The decrease in other noninterest income for the three and nine months ended September 30, 2009, compared to the same periods in 2008, is primarily attributable to decreases in insurance and financial service fees and annuity commissions generated by our Trust department.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

The following table represents the key components of noninterest expense for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$11,290	$12,420	$(1,130)	-9.1%
Occupancy expense	2,694	3,161	(467)	-14.8%
State business taxes	239	498	(259)	-52.0%
FDIC insurance	2,682	1,236	1,446	117.0%
Other noninterest expense	7,909	4,742	3,167	66.8%
Total noninterest expense	$24,814	$22,057	$2,757	12.5%

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$35,927	$39,005	$(3,078)	-7.9%
Occupancy expense	8,264	8,742	(478)	-5.5%
State business taxes	744	1,643	(899)	-54.7%
FDIC insurance	11,162	1,920	9,242	481.4%
Other noninterest expense	17,396	13,825	3,571	25.8%
Total noninterest expense	$73,493	$65,135	$8,358	12.8%

For the three months ended September 30, 2009, total noninterest expense totaled $24.8 million, compared to $22.1 million for the same period in 2008, an increase of $2.8 million, or 12.5%.  For the nine months ended September 30, 2009, total noninterest expense totaled $73.5 million, an increase of $8.4 million, or 12.8%, compared to the nine months ended September 30, 2008.

The decrease in salaries and employee benefits in 2009, over the same periods in 2008, was primarily attributable to the elimination of bonus and incentive pay, a reduction in executive compensation, a moratorium on hiring and a reduction in force.  At September 30, 2009, full time equivalents (“FTE”) employees totaled 698, down from 827 at September 30, 2008.  In addition, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.

The increase in FDIC insurance for the three and nine months ended September 30, 2009, compared to the same periods a year ago, were primarily attributable increases in premiums.  Additionally, we recognized a special assessment of $1.9 million during the second quarter 2009, which was paid in the third quarter 2009.

The $3.2 million, or 66.8%, increase in other noninterest expense for the three months ended September 30, 2009, compared to the same in 2008, was primarily attributable to the $2.0 million increase in collection and foreclosure expenses, the $1.0 million increase in consulting fees, which related to the proposed merger with SPAH, and the $948 thousand increase in legal expenses.  The increase to collection and foreclosure expense for the period was primarily attributable to the increase in nonperforming assets.  The increase in legal expense was attributable to both an increase in nonperforming assets and the proposed merger.  For the period, total merger related expenses were approximately $2.0 million.  The increases in other noninterest expense, however, were partially offset by decreases in other miscellaneous other noninterest expense accounts as part of our continuing efforts to cut costs.

For the nine months ended September 30, 2009, compared to the same period a year ago, other noninterest expense increased $3.6 million, or 25.8%.  This increase was primarily attributable to the $4.1 million increase in collection and foreclosure expenses, resulting from an increase in nonperforming assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity Resources

Liquidity refers to the ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and payment of operating expenses.  The need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of borrowings.  We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position.  Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices, earnings and by utilizing unpledged assets as collateral for borrowings.  At September 30, 2009, Frontier Bank’s liquidity ratio, as defined by the FDIC, was 13.1%.

We continue to closely monitor and manage our liquidity position, understanding that this continues to be of critical importance in the current economic environment.  To further increase our on-balance sheet liquidity, we have been focused on reducing our balance sheet, and in particular, the real estate loan portfolio.  For the nine months ended September 30, 2009, total loans decreased $627.7 million, or 16.6% compared to December 31, 2008.  Additionally, we have increased our federal funds sold balances to $363.1 million at September 30, 2009, an increase of $245.3 million from December 31, 2008.

As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $37.4 million for the nine months ended September 30, 2009.  The primary source of cash provided by operating activities was net income, after excluding non-cash charges such as the provision for loan losses of $275.0 million.  Net cash of $56.7 million provided by investing activities consisted primarily of $261.9 million from the net reduction of loan, $57.1 million from the maturity of available for sale securities and $24.5 million from proceeds on the sale of other real estate owned, partially offset by the $245.3 million increase in net federal funds sold and the $47.3 million purchase of available for sale securities.  The $109.2 million of cash used in financing activities primarily consisted of the $53.7 million net decrease in FHLB advances and the $49.5 million net decrease deposits.

Capital Requirements

Regulatory Capital Guidelines: Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.  We are subject to regulatory actions, including an FDIC Order requiring Frontier Bank to raise its Tier 1 leverage capital ratio to the higher than normal level of 10% of its total assets.   See “Note 3:  — Regulatory Actions, Strategic Plan and Continuing Operations”.

The minimum ratios and the actual capital ratios at September 30, 2009, are set forth in the table below (in thousands):

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	5.62%	5.35%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	4.33%	4.06%	6.00%	4.00%
Tier 1 leverage capital to average assets	3.40%	3.19%	5.00%	4.00%

Prompt Corrective Action: Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Frontier Bank’s total capital to risk-weighted assets ratio dropped below 6.0% as of September 30, 2009, as a result of the additional provisions for loan losses and charge-offs in the third quarter of 2009, and therefore, the Corporation and the Bank were “significantly undercapitalized” as of September 30, 2009.

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

We use a simulation model to estimate the impact of changing interest rates on earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of September 30, 2009, the model predicted that net interest income and net income, over a one-year horizon, would decrease by approximately $6.9 million and $4.5 million, respectively, if rates increased 2%.  The model also predicted that if rates decreased 0.25%, over a one-year horizon, net interest income would increase $1.1 million and net income would decrease $699 thousand.  The decrease in both net interest income and net income if rates were to increase, over a one-year horizon, is attributable to our balance sheet becoming more liability sensitive during the first nine months of 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in information regarding quantitative and qualitative disclosures about market risk at September 30, 2009, from the information presented in Item 7A. Quantitative and Qualitative Disclosures about Market Risk on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of September 30, 2009. Based upon that evaluation, they concluded as of September 30, 2009, that our disclosure controls and procedures were effective to ensure that information we are required to disclosure in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.  In addition, our principal executive and financial officers concluded as of September 30, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the three and nine months ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 20, 2009, a putative shareholders’ class action lawsuit was filed in the Superior Court of Washington, for King County, Civil Action No. 09 2 07813 9, against Frontier, its directors and SPAH alleging that (i) the merger consideration and process are unfair to Frontier’s shareholders, (ii) there are material omissions and misrepresentations in the registration statement and (iii) certain provisions of the merger agreement improperly discourage competing offers for Frontier, and claiming self-dealing on the part of the Frontier directors. The lawsuit seeks to enjoin the consummation of the merger, damages against the defendants if the transaction is consummated and other relief. Frontier and its directors believe the plaintiffs’ allegations are without merit and intend to vigorously defend this action.  The lawsuit has been stayed temporarily as a result of the termination of the merger agreement with SPAH.

In addition, Frontier is periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, and other issues incident to its business. As of September 30, 2009, Frontier Bank had commenced collection proceedings on approximately 664 real estate loans, and there may be additional lawsuits or claims arising out of or related to the impaired loans.

Frontier is unable to predict the outcome of these matters.  Frontier’s cash expenditures, including legal fees, associated with the pending litigation described above, and the regulatory proceedings described in “— Management’s Discussion & Analysis of Financial Condition and Results of Operations — Regulatory Actions”, cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from Frontier’s business, which could have a material adverse effect on Frontier’s business, results of operations and financial condition.

ITEM 1A.  RISK FACTORS

The continued downturn in our real estate market areas and weakness in the economy could adversely affect our financial condition and profitability.

The Washington and Oregon economies and real estate markets experienced a significant, dramatic downturn in the past year, resulting in significant declines in real estate values.  Average home sale prices declined by 7.9% year over year in Washington as of September 30, 2009, and 13.4% year over year as of December 31, 2008, and average home sale prices had declined by 10.7% year over year in Oregon as of September 30, 2008, according to data published by the National Association of Realtors. Unemployment increased by 3.8% to 9.3% in Washington over the twelve months ended September 30, 2009, and by 4.7% to 11.5% in Oregon over the same period, according to the National Bureau of Labor Statistics, while according to RealtyTrac foreclosures rose by 33% and 77% in Washington and Oregon, respectively.

We are currently operating in a challenging and uncertain economic environment, both nationally and locally.  Like many other financial institutions, we are being affected by sharp declines in the real estate market, constrained financial markets and a weak economy.  Continued declines in residential and commercial real estate values and home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers and demand for our products and services, which could adversely affect our financial condition and earnings, increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

We are experiencing deterioration in our loan portfolio, centered in our residential construction and land development loans.

As of September 30, 2009, approximately 85.0% of our loan portfolio was comprised of loans secured by real estate.  Of this 85.0% of real estate loans, 31.4% are commercial real estate loans, 18.7% are residential and commercial construction loans, 12.9% are land development loans, 13.8% are term 1-4 family residential loans and 8.2% are lot loans. We have been experiencing deterioration in our loan portfolio, centered in our residential construction and land development loans.  Many of these loans are maturing and classified as nonperforming assets while we work with the borrowers to maximize our recovery.  If loan payments from borrowers are over 90 days past due, or sooner if normal repayment cannot resume, the loans are placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income.  From third quarter 2008 to September 30, 2009, our nonperforming and nonaccrual loans increased significantly, from $205.2 million to $810.5 million, $552.1 million of which were construction and land development loans, which represent 53.8% of our construction and land development loans. The contraction or expansion of our nonaccrual loan portfolio and other real estate owned (“OREO”) properties in future periods will depend upon our ongoing collection efforts and changes in market conditions.  We have a dedicated a team of 38 employees focused on the management of problem loans, but there is no guarantee that this team will be able to effectively manage the amount of problem loans we may encounter in the future.  Additional information regarding credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans.”

Due to unforeseen circumstances and/or changes in estimates, our allowance for loan losses may not be adequate to cover actual losses.

An essential element of our business is to make loans.  We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio.  Our loan portfolio and allowance for loan losses are assessed each quarter by management, and were subject to recent examinations by our federal and state regulators.  As of September 30, 2009, our allowance for loan losses increased to $142.2 million or 4.51% of our total loans of $3.1 billion, as a result of significant additional provisions for loan losses and charge-offs in the third quarter of 2009.  See “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses.”  The determination of the appropriate level of loan loss allowance as well as the appropriate amount of loan charge-offs (net of loan recoveries) is an inherently difficult process and is based on numerous assumptions and there may be a range of potential estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in our real estate markets and interest rates that are beyond our control.  Our underwriting policies, credit monitoring processes and risk management systems and controls may not prevent unexpected losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any such additional loan losses, should they occur, would adversely affect our financial condition and profitability.

Defaults and related losses in our residential construction and land development loan portfolio could result in a significant increase in OREO balances and the number of properties to be disposed of, which would adversely affect our financial results.

As part of our collection process for all nonperforming real estate loans, we may foreclose on and take title to the property serving as collateral for the loan.  Real estate owned by us and not used in the ordinary course of our operations is referred to as other real estate owned (OREO) property.  We expect to take additional properties into OREO.  Increased OREO balances lead to greater expenses as we incurs costs to manage and dispose of the properties and, in certain cases, complete construction of improvements prior to sale.  Any decrease in sale prices on properties may lead to OREO write-downs with a corresponding expense in our statement of operations.  Our management expects that earnings over the next several quarters could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held in OREO.  The management and oversight of OREO is time consuming and can be complex and can require significant resources of our management and employees.  We will also be at risk of further declines in real estate prices in the market areas in which we conduct our lending business.

Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with any of its provisions could result in further regulatory action or restrictions.

The businesses and operations of the Corporation and our subsidiary, Frontier Bank, are currently subject to regulatory actions, including the FDIC Order and the FRB Written Agreement, which , for example, generally prohibit us from paying dividends, repurchasing stock, retaining new directors or senior managers or changing the duties of senior management, paying management or consulting fees or other funds to the Corporation, and extending additional credit with respect to nonperforming and adversely classified loans which management believes, complicates the workout of troubled loans. The FDIC Order also requires Frontier Bank to raise its Tier 1 leverage capital ratio to a higher than normal level of 10% of its assets and to maintain that capital level, in addition to maintaining a fully funded allowance for loan losses satisfactory to the FDIC and the Washington DFI.  These and other regulatory actions are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Actions.” The FDIC identified deficiencies in the management and supervision of Frontier Bank that primarily relate to loan underwriting, procedures and monitoring, excessive concentrations in construction and land development loans, and related concerns about Frontier Bank’s capital and liquidity. Management believes it has addressed the concerns and that it is in compliance with all the requirements of the FDIC Order and the FRB Written Agreement, other than the Tier 1 capital requirement for Frontier Bank. These regulatory actions and any future actions could continue to adversely affect its earnings, business and operations. In addition, failure to comply with these regulatory actions or any future actions could result in further regulatory actions or restrictions, including monetary penalties and the potential closure of Frontier Bank.

Our future earnings may be adversely affected by the legal and regulatory actions taken against us, as well as those legal actions that Frontier has and may pursue.

Frontier and the Frontier Board have been sued in the putative securities class action lawsuit described in “Item 1: Legal Proceedings,” which, if adversely determined, could have a material adverse effect on its consolidated financial position, results of operations or cash flows and our ability to raise capital.  Further, Frontier and Frontier Bank are also involved in the regulatory, collection and potential foreclosure actions and proceedings described therein.  Because we are unable to predict the impact or resolution of these outstanding litigation and regulatory matters or to reasonably estimate the potential loss, if any, no reserves have yet been established therefore.  We may determine in the future that it is necessary to establish such reserves and, if so established, such reserves could have a material adverse impact on its financial condition.

Our profitability and the value of stockholder’s investments may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels in the financial services area.  Recently enacted, proposed and future legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry.  These regulations, which are generally intended to protect depositors and not stockholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. For example, the FDIC and the Federal Reserve recently issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny.  The Guidance applies to Frontier Bank, based on our current loan portfolio, and our management expects that our business and operations will be subject to enhanced regulatory review for the foreseeable future.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses.  Our success depends on our continued ability to maintain compliance with these regulations.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

Market and other constraints on our construction loan origination volume are expected to lead to decreases in our interest and fee income that are not expected to be fully offset by reductions in our noninterest expenses.

Due to existing conditions in housing markets in the areas where we operate, the recession and other factors, we project construction loan originations to be materially constrained in 2009 and beyond. Additionally, management’s revised business plan will de-emphasize the origination of construction loans.  This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of operations, our total revenues may decline relative to our total noninterest expense. We expect that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.  In that regard, the adverse economic conditions that began in 2007 and that have continued in 2009 have significantly reduced our origination of all new loans, and management cannot assure you that our total loans or assets will increase or not decline in 2009.

Concern of customers over the safety of their deposits may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the safety of their deposits and the extent to which their deposits are insured by the FDIC. Customers may not believe Frontier Bank is a safe place to keep their deposit accounts and they may remove their deposit accounts.  Additionally, customers may withdraw deposits from Frontier Bank in an effort to ensure that the amount they have on deposit at Frontier Bank is fully insured.  Decreases in deposits may adversely affect our funding costs, liquidity and net income.

We depend on key personnel for success.

Our operating results and ability to adequately manage our growth and minimize loan and lease losses are highly dependent on the services, managerial abilities and performance of our current executive officers and other key personnel.  We have an experienced management team that the Board of Directors believes is capable of managing and growing our operations. However, losses of or changes in our current executive officers or other key personnel and their responsibilities may disrupt our business and could adversely affect financial condition, results of operations and liquidity.  We may not be successful in retaining our current executive officers or other key personnel.

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

Frontier’s total capital to risk-weighted assets ratio dropped below 6.0% as of September 30, 2009, as a result of the additional provisions for loan losses and charge-offs in the third quarter of 2009, and therefore, Frontier and the Bank were “significantly undercapitalized” as of September 30, 2009.

See also the discussion of our risk factors on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 11, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any shares during the three or nine months ended September 30, 2009.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

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
November 3, 2009

/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
November 3, 2009