Form 10-K
period 2009-12-31
FRONTIER FINANCIAL CORP /WA/
filed 2010-03-31
CIK 716457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR
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
Yes [   ]    No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a “small reporting company”.  See definition of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated Filer [X]	Non-accelerated Filer [ ]	Small reporting company [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of June 30, 2009, 4,713,185 shares of common stock were owned by non-affiliates, with an aggregate market value of $55,615,587 (based upon the closing market price of $11.80 per share, adjusted for a one-for-ten reverse stock split, effective November 24, 2009).

The number of shares of the Registrant’s common stock (no par value) outstanding as of March 19, 2010 was 4,725,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2009 – Parts I and II.

Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2010 Annual Meeting of Shareholders – Part III.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

PART I

Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors, including those discussed below under the headings “Business,”  “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations are:

•	management’s ability to effectively execute its business plan and strategy;
•
the possibility that we will be unable to raise sufficient capital and comply with the conditions imposed upon us in regulatory actions against us, which could result in the imposition of further restrictions on our operations, penalties or other regulatory actions;

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies, collections and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the residential housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;
•	the availability of and costs associated with sources of liquidity;
•	inflation, interest rates, market and monetary fluctuations;
•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;
•
the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	the failure or security breach of computer systems on which we depend;
•	increased competitive pressures among financial services companies;
•	adverse changes in the securities markets;
•	technological changes;
•	the ability to increase market share and control expenses;
•	our success at managing the risks involved in the foregoing; and
•	other risks which may be described in Frontier’s future filings with the SEC under the Securities Exchange Act of 1934.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 1.                      BUSINESS

General

Frontier Financial Corporation (“FFC”, “Frontier”, “the Corporation”, “we”, “our” or “us”) is a Washington corporation which was incorporated in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956.  At December 31, 2009, FFC had one subsidiary, Frontier Bank, which is engaged in a general banking business and in businesses related to banking.

The Bank

Frontier Bank (the “Bank”) is a Washington state chartered commercial bank with headquarters located in Everett, Snohomish County, Washington.  The Bank was founded in September 1978, and is an “insured bank” as defined in the Federal Deposit Insurance Act.

We engage in general banking business in Washington and Oregon, including the acceptance of demand, savings and time deposits and the origination of loans.  As of the end of 2009, we serve our customers from fifty offices.  In Snohomish County, Washington, four offices are located in Everett, and one office each is located in Arlington, Edmonds, Lake Stevens, Marysville, Mill Creek, Monroe, Lynnwood, Smokey Point, Snohomish and Stanwood.  Seven offices are located in Pierce County, Washington, in the cities of Buckley, Edgewood-Milton, Orting, Puyallup, Sumner, Tacoma and University Place.  Frontier has thirteen branches in King County, Washington, one each in Ballard (Seattle), Bellevue, Bothell, Duvall, Fremont (Seattle), Kent, Kirkland, Lake City (Seattle), Redmond, Renton, Seattle, Totem Lake (Kirkland) and Woodinville.  In addition, the following thirteen branches are located in the Washington Counties of Clallam, Jefferson, Kitsap, Skagit, Thurston and Whatcom: two branches in Bellingham, and one each in Bainbridge Island, Bremerton, Gig Harbor, Lacey, Lynden, Mount Vernon, Port Angeles, Port Townsend, Poulsbo, Sequim and Silverdale.   In Oregon, we have one office each in Portland, Salem and Tigard.

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

Lending Activities

Historically, our focus has been on secured real estate construction lending, but we are currently in the process of diversifying our loan portfolio.  Due to the downturn in the economy and the negative impact on the regional housing market, we are rebalancing our loan portfolio to include more commercial and industrial business and consumer loans.   Refer to page 4 for a summary of loan category amounts for the last five years.

Real Estate Loans

Real estate loans represented the largest share of our loan portfolio at December 31, 2009.  These loans are comprised of commercial real estate term loans, construction loans, land development loans, completed lot loans and residential 1-4 family loans.  As noted above, we are in the process of diversifying our loan portfolio.  For the most part, we are not currently originating real estate construction, land development or completed lot loans.  The construction loan portfolio is comprised of two types:

1.	Loans for construction of residential and commercial income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with our base rate.

2.	Loans for construction of single-family speculative and owner-occupied properties that generally have terms of one year or less and typically bear an interest rate that floats with our base rate.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

We also originate and sell residential 1-4 family loans into the secondary market.  We offer a variety of products for refinancing and purchases and are approved to originate FHA and VA loans.  The majority of loans originated in 2009 were fixed rate single-family loans.  Total loans sold in 2009 were approximately $140.4 million.  Servicing is sold with the loan.  Funding requirements for these loans are minimal as few of these loans are retained for investment.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Concentrations of Credit

The following chart indicates the amount of loans, net of deferred fees, and as a percent of total loans, including loans held for resale,  for the years ended December 31 (in thousands):

	2009	2008	2007	2006	2005
Real estate commercial loans	$965,266	$1,044,833	$1,003,916	$897,714	$859,251

Real estate construction loans	$447,879	$949,909	$1,062,662	$735,926	$554,021

Real estate land development loans	$319,320	$580,453	$537,410	$399,950	$269,662

Total loans at end of period (1)	$2,869,498	$3,778,733	$3,612,122	$2,908,000	$2,389,224

Real estate commercial loans
as a percent of total loans	33.6%	27.7%	27.8%	30.9%	36.0%
Real estate construction loans
as a percent of total loans	15.6%	25.1%	29.4%	25.3%	23.2%
Real estate land development loans
as a percent of total loans	11.1%	15.4%	14.9%	13.8%	11.3%

(1) Includes loans held for resale

Investment Activities

From time to time, we acquire investment securities when funds received through deposit activities exceed loan demand or when there are collateral requirements  When excess funds are considered temporary in nature by management, they are typically placed in federal funds sold on an overnight basis to correspondent banks approved by the Board of Directors.  When funds are considered longer term, they are generally invested in securities purchased in the open market.  At December 31, 2009, we had investments with an amortized cost totaling $87.0 million.  Please see Note 3 of the Annual Report to Shareholders for details on the makeup of the portfolio.  We have an investment policy that generally permits purchasing securities rated only in one of the four highest rating categories by a nationally recognized credit rating organization.  The investment policy also provides for maturity patterns, diversification of investments and avoidance of concentrations within the portfolio.

Deposit Activities and Other Funding Sources

Our primary source of funds has historically been customer deposits.  We offer a variety of accounts designed to attract both short-term and long-term deposits in our market area.  These accounts include demand (checking), NOW, money market, sweep, savings and certificates of deposit.  Interest rates paid on these accounts vary from time to time and are based on competitive factors and liquidity needs.  One of our goals is to maintain noninterest bearing deposits at the highest level possible.  These are low cost funds and help to increase the net interest margin.  Noninterest bearing accounts comprised 12.1% of total deposits at December 31, 2009.

We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. We have also utilized brokered deposits and other wholesale funding from time to time, which are now restricted by the FDIC Directive and FDIC Order described in “Regulation and Supervision” below. These regulatory actions require Frontier Bank to reduce its reliance on brokered deposits and other non-core funding sources.

We have other funding sources such as Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and repurchase agreements.  The major source of funds in this area is advances from the FHLB of Seattle.  Our line of credit with the FHLB is approximately 10% of qualifying Bank assets and is collateralized by qualifying first residential 1-4 family loans, qualifying commercial real estate and government agency securities.  At December 31, 2009, we had FHLB advances totaling $375.5 million (please refer to Note 10 in the Annual Report to Shareholders for detail regarding these advances).  These advances were collateralized with $678.8 million in qualifying first residential 1-4 family loans, commercial real estate loan, other certain assets and FHLB stock.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Other Financial Services

We offer other financial services complementary to banking, including an insurance and investment center that markets annuities, life insurance products and mutual funds to our customers and the general public, a trust department that offers a full array of trust services and a private banking department to provide personal service to high net worth customers.

Business Strategies

Our current business strategies are as follows:

•	Strengthening our capital position.

•	Proactively managing credit quality and loan collections and improving asset quality.

•	Diversifying our loan portfolio by emphasizing commercial and industrial lending through our existing branches.

•	Managing liquidity and improving our capital position in compliance with regulatory guidelines.

•	Continuing to seek out reasonable expense reduction measures.

•	Increasing core deposits to fund loan growth and maintaining net interest margins through an enhanced branch network and online banking.

The Corporation and its subsidiary, Frontier Bank, are subject to regulatory actions with respect to their operations, including the FDIC Directive and FDIC Order described in “Regulation and Supervision” below. As a result of these regulatory actions, the significant operating losses incurred in 2009 and 2008 and our needs to raise additional capital, there is substantial doubt about our ability to continue as a going concern. The report of the Corporation’s independent registered public accounting firm on our financial statements for the year ended December 31, 2009, contains an explanatory paragraph with respect to our ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could affect our ability to continue as a going concern.

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

Our competition for loans comes principally from other commercial banks, savings institutions, credit unions and mortgage banking companies. We compete for loans principally through the efficiency, timeliness and quality of the services we provide borrowers and the interest rates and loan fees we charge.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Changes in technology, mostly from the growing use of computers and computer-based technology, present competitive challenges. Large banking institutions typically have the ability to devote significantly more resources to developing and maintaining technology-based services such as on-line banking and other banking products and services over the Internet, including deposit services and mortgage loans. Some new banking competitors offer all of these services online. Customers who bank by computer or by telephone may not need to go to a branch location in person. Our high service philosophy emphasizes face-to-face contact with tellers, loan officers and other employees. We believe a personal approach to banking is a competitive advantage, one that will remain popular in the communities that we serve. However, customer preferences may change, and the rapid growth of online banking could, at some point, render our personal, branch-based approach less desirable. We believe we have reduced this risk by expanding our on-line banking services to our customers, and by continuing to provide 24-hour online banking services. There can be no assurance that these efforts will be successful in preventing the loss of customers to competitors.

Regulation and Supervision

Regulatory Actions

FDIC Directive

On March 16, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Supervisory Prompt Corrective Action Directive (the “FDIC Directive”) to Frontier Bank.  As of that date, Frontier Bank was already operating subject to all of the restrictions set forth in the FDIC Order as described below, except that the FDIC Directive imposed a new requirement that Frontier Bank take one or more of the following actions to recapitalize the Bank within 30 days (by April 15, 2010): (1) sell enough voting shares or obligations of Frontier Bank so that it will be “adequately capitalized,” as defined under the Federal Deposit Insurance Act (“FDI Act”) and the related  FDIC regulations, after the sale; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution.

The Directive states that the FDIC has categorized the Bank as being a “critically undercapitalized” depository institution at December 31, 2009, as defined under the FDI Act and FDIC rules and regulations, prohibits the acceptance, renewal or rollover of brokered deposits and restricts the interest rates that the Bank may pay on deposits to rates not more than 75 basis points higher than those paid on similar deposits in its market area.  In addition, the FDIC Directive states that the Bank is not permitted to increase its average total assets or make any capital distributions to the Corporation or any affiliate or to pay bonuses to or increase the compensation of any director or officer of the Bank without the approval from the FDIC.  The FDIC Directive also precludes the Bank from branching, or relocation, selling or disposing of any of its existing branches without FDIC approval.  Further, the Bank is directed to comply with Section 23A of the Federal Reserve Act in connection with transactions between affiliates without regard to certain exceptions.

FDIC Order

On March 20, 2009, Frontier Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC Order”) with the FDIC and the Washington Department of Financial Institutions (the “Washington DFI”).  The regulators alleged that Frontier Bank had engaged in unsafe or unsound banking practices by operating with inadequate management and board supervision; engaging in unsatisfactory lending and collection practices; operating with inadequate capital in relation to the kind and quality of assets held at Frontier Bank; operating with an inadequate loan valuation reserve; operating with a large volume of poor quality loans; operating in such a manner as to produce low earnings and operating with inadequate provisions for liquidity.  By consenting to the FDIC Order, Frontier Bank neither admitted nor denied the alleged charges.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

The FDIC Order does not restrict Frontier Bank from transacting its normal banking business.  Frontier Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by FDIC.  The FDIC and Washington DFI did not impose any monetary penalties in connection with the FDIC Order.

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

General

The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws and regulations, may have in the future.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Frontier Bank and the Frontier Bank Board entered into a Memorandum of Understanding with the FDIC dated August 20, 2008, relating to the correction of certain violations of applicable consumer protection and fair lending laws and regulations, principally including the failure to provide certain notices to consumers pursuant to the Flood Disaster Protection Act of 1973, and certain violations of the Truth in Lending Act (Regulation Z).

The Memorandum of Understanding requires Frontier Bank and the Frontier Bank Board to (1) correct all violations found and implement procedures to prevent their recurrence; (2) increase oversight of the Frontier Bank Board’s compliance function, including monthly reports from Frontier Bank’s compliance officer to the Frontier Bank Board detailing actions taken to comply with the Memorandum of Understanding; (3) review its compliance policies and procedures and develop and implement detailed operating procedures and controls, where necessary, to ensure compliance with all consumer protection laws and regulations; (4) establish monitoring procedures to ensure compliance with all consumer protection laws and regulations (including flood insurance), including the documentation and reporting of all exceptions to the Frontier Bank Board and its audit committee; (5) review, expand and improve the quality of such compliance with the frequency of compliance audits to be reviewed and approved annually by the Frontier Bank Board or audit committee, with a goal of auditing compliance at least annually; (6) ensure that Frontier Bank’s compliance management function has adequate staff, resources, training and authority for the size and structure of Frontier Bank; (7) establish flood insurance monitoring procedures to ensure loans are not closed without flood insurance and prior notices to customers required by law, that lapses of flood insurance do not occur, and to develop methods to ensure that adequate amounts of flood insurance are provided, with Frontier Bank agreeing to force place flood insurance when necessary; (8) provide additional training for all Frontier Bank personnel, including the Frontier Bank Board and audit and compliance staff for applicable laws and regulations and (9) furnish quarterly progress reports to the Regional Director of the FDIC detailing the actions taken to secure compliance with the Memorandum of Understanding until the Regional Director has released the institution, in writing, from submitting further reports. Frontier Bank was assessed civil monetary penalties of $48,895 for flood insurance violations and required to pay $10,974 in restitution to customers for certain violations of the Truth in Lending Act (Regulation Z) in 2008.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Lending Limits: Washington banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of shareholders’ equity.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Federal Home Loan Bank System: The Federal Home Loan Bank system, of which the Bank is a member, consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e. advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Deposit Insurance

Our deposits are generally insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund administered by the FDIC.  In addition, we are participating in the FDIC Insurance Temporary Liquidity Guarantee Program, in which all noninterest bearing transaction deposit accounts are fully insured until June 30, 2010. We are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

Tier I and Tier II Capital:  Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common shareholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Prompt Corrective Action (“PCA”): Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

As of December 31, 2009, Frontier Bank was categorized by the FDIC as “critically undercapitalized” for purposes of PCA, as a result of the FDIC Directive.  Under the Federal Deposit Insurance (“FDI”) Act’s PCA capital requirements (12 U.S.C. § 1831o), depository institutions that are “critically undercapitalized”, in addition to being subject to a number of additional restrictions, must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the FDIC) determines and documents that “other action” would better achieve the purposes of PCA.  Refer to Note 2 of the Annual Report to Shareholders for further discussion.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Employees

At December 31, 2009, we had 703 full-time equivalent (“FTE”) employees, of which 700 were employed in our wholly-owned subsidiary, Frontier Bank, and 3 were engaged in our bank holding company, Frontier Financial Corporation.  The employees are not represented by a collective bargaining unit.  We believe we have a good relationship with our employees.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Risks Related To Our Business and Market

Our capital position has deteriorated and we are now categorized by the FDIC as critically undercapitalized, and subject to an FDIC Directive to recapitalize the Bank.

The Corporation’s and the Bank’s capital positions have deteriorated and the Bank is now considered to be “critically undercapitalized” under the prompt corrective action provision of the FDI Act and related regulations, according to the FDIC Directive.  Refer to Item 1 of this report captioned “Regulation and Supervision” for further discussion.

On January 15, 2010, the Bank filed a capital restoration plan with the FDIC, but the FDIC subsequently informed the Bank that the plan was not acceptable. The prompt corrective action provisions of the FDI Act generally require the appropriate federal banking agency (in the case of the Bank, the FDIC) no later than 90 days after a bank becomes critically undercapitalized to place the bank into receivership or conservatorship or to take such other action that the agency determines would better achieve the purpose of the prompt corrective action provisions.  Such an action would have a material and adverse effect on the value of our stock and would result in it having little or no value.

Our ability to raise additional capital is contingent on the current capital markets and on our financial performance.   Available capital markets are not currently available and we have not been able to raise the required capital to date and cannot be certain of our ability to raise additional capital on any terms.

As a result of the FDIC Directive, the significant operating losses incurred in 2009 and 2008, and our needs to raise additional capital, there is substantial doubt about our ability to continue as a going concern.  The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2009, contains an explanatory paragraph with respect to our ability to continue as a going concern.  The 2009 financial statements do not include any adjustments that might result from the outcome of these uncertainties, which could affect our ability to continue as a going concern.

Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with these regulatory actions could result in further regulatory action or restrictions.

The business and operations of the Corporation and our subsidiary, Frontier Bank, are currently subject to regulatory actions, which for example, generally prohibit us from paying dividends, repurchasing stock, retaining new directors or senior managers or changing the duties of senior management, paying management or consulting fees or other funds to the Corporation, and extending additional credit with respect to nonperforming and adversely classified loans, which management believes complicates the workout of troubled loans.  We are also required to raise additional capital.  These and other regulatory actions are described in more detail in Item 1 of this report under “Regulation and Supervision.”  Management believes that it is in compliance with all the requirements of these regulatory actions, other than the requirement to recapitalize the Bank.  These regulatory actions and any future actions could continue to adversely affect our earnings, business and operations.  In addition, failure to comply with these regulatory actions or any future actions could result in further regulatory actions or restrictions, including monetary penalties and the potential closure of Frontier Bank.

The downturn in the real estate market and weakness in the economy continue to adversely affect our financial condition and profitability.

We are currently operating in a challenging and uncertain economic environment, both nationally and in our Washington and Oregon markets.  Like many other financial institutions, we are being affected by sharp declines in residential and commercial real estate values, with rising foreclosures and unemployment, and constrained financial markets.  Continued declines in residential and commercial real estate values and home sales and financial stress on borrowers as a result of the uncertain economic environment and job losses, could have an adverse effect on our borrowers or their customers and demand for our products and services, which could adversely affect our financial condition and earnings, increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

We have been experiencing significant deterioration in our loan portfolio, centered in our residential construction and land development loans.

As of December 31, 2009, approximately 84.0% of our loan portfolio was comprised of loans secured by real estate, made up of 33.7% commercial real estate loans, 15.6% construction loans, 14.8% term 1-4 family residential loans, 11.1% land development loans and 8.8% completed lot loans.  We have been experiencing deterioration in our loan portfolio, centered in our residential construction and land development loans. Many of these loans are maturing and classified as nonperforming assets while we work with borrowers to maximize our recovery.  If loan payments from borrowers are over 90 days past due, or sooner if normal repayment cannot resume, the loans are placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income.  Our nonperforming loans increased significantly over the past year, from $435.2 million to $705.2 million, $426.8 million of which were residential construction and land development loans, which represent 55.6% of our residential construction and land development loans.  The contraction or expansion of our nonaccrual loan portfolio and other real estate owned (“OREO”) properties in future periods will depend upon our ongoing collection efforts and changes in market conditions.  We have a dedicated team of 42 employees focused on the management of problem loans, but there is no guarantee that this team will be able to effectively manage the amount of problem loans we may encounter in the future.  Additional information regarding credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans.”

Due to unforeseen circumstances and/or changes in estimates, our allowance for loan losses may not be adequate to cover actual losses.

An essential element of our business is to make loans.  We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio.  Our loan portfolio and allowance for loan losses are assessed each quarter by management, and were subject to recent examinations by our federal and state regulators.  As of December 31, 2009, our allowance for loan losses increased to $151.3 million, or 5.27% of our total loans of $2.87 billion, as a result of significant additional provisions for loan losses and charge-offs in 2009.  See “Management’s Discussion & Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses.”  The determination of the appropriate level of loan loss allowance as well as the appropriate amount of loan charge-offs (net of loan recoveries) is an inherently difficult process and is based on numerous assumptions and there may be a range of potential estimates.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in our real estate markets and interest rates that are beyond our control.  Our underwriting policies, credit monitoring processes and risk management systems and controls may not prevent unexpected losses.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any such additional loan losses, should they occur, would adversely affect our financial condition and profitability.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Defaults and related losses in our residential construction and land development loan portfolio could result in a significant increase in OREO balances and the number of properties to be disposed of, which would adversely affect our financial results.

As part of our collection process for all nonperforming real estate loans, we may foreclose on and take title to the property serving as collateral for the loan.  Real estate owned by us and not used in the ordinary course of our operations is referred to as other real estate owned (“OREO”) property.  We expect to take additional properties into OREO.  Increased OREO balances lead to greater expenses as we incurs costs to manage and dispose of the properties and, in certain cases, complete construction of improvements prior to sale. Any decrease in sale prices on properties may lead to OREO write-downs with a corresponding expense in our statement of operations.  Our management expects that earnings over the next several quarters could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held in OREO.  The management and oversight of OREO is time consuming and can be complex and can require significant resources of our management and employees.  We will also be at risk of further declines in real estate prices in the market areas in which we conduct our lending business.

We may have continuing losses and continuing variation in our quarterly results.

We reported net losses of $295.1 million during the year ended December 31, 2009.  This loss primarily resulted from our high level of nonperforming assets and the resultant reduction in interest income and increased provision for loan losses.  We may continue to suffer further losses as a result of credit-related factors.  In addition, several other factors affecting our business can cause significant variations in our quarterly results of operations.  In particular, variations in the volume of our loan originations and sales, the differences between our costs of funds and the average interest rate earned on investments and other-than-temporary impairment charges in our investment securities portfolio could have a material adverse affect on our results of operations and financial condition.

Our future earnings may be adversely affected by legal and regulatory actions taken against us, as well as those legal actions that Frontier has and may pursue.

Frontier and Frontier Bank are involved in the regulatory, collection and potential foreclosure actions and proceedings referenced in “Item 3: Legal Proceedings,” which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations or cash flows and our ability to raise capital.  Moreover, the expenses of pending legal proceedings will adversely affect our results of operations until they are resolved.

Our profitability and the value of shareholders’ investments may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Market and other constraints on our construction loan origination volume are expected to lead to decreases in our interest and fee income that are not expected to be fully offset by reductions in our noninterest expenses.

Due to existing conditions in housing markets in the areas where we operate, the recession and other factors, we project construction loan originations to be materially constrained in 2010 and beyond.  Additionally, management’s revised business plan will de-emphasize the origination of construction loans.  This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of operations, our total revenues may decline relative to our total noninterest expense.  We expect that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.  In that regard, the adverse economic conditions that began in 2007 and that have continued into 2010 have significantly reduced our origination of all new loans, and management cannot give assurance that our total loans or assets will increase or not decline in 2010.

The value of certain securities in our portfolio may be negatively affected by disruptions in the market for these securities.

The market for certain securities held within our portfolio has become more volatile over the past year.  These volatile markets may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities.  There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse affect on our net income, equity and capital ratios.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including but not limited to; general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities.  If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings.  Additional information regarding how we manage our interest rate risk is included in Item 7A of this report captioned “Quantitative and Qualitative Disclosures about Market Risk.”

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of weak economic conditions in the western Washington and northwest Oregon markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil currently faced by financial institutions and the continued deterioration in credit markets and the economy.  Additional information regarding liquidity risk is included on this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity Resources and Capital Requirements.”

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Frontier Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Frontier Bank.  The availability of dividends from Frontier Bank is limited by various statutes and regulations, and under the FDIC Order the Bank is currently prohibited from paying cash dividends without the prior consent of the FDIC and the DFI.  It is possible; depending upon the financial condition of Frontier Bank and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice.  If Frontier Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock.  The inability to receive dividends from Frontier Bank would adversely affect our business, financial condition, results of operations and prospects. Additional information regarding dividend restrictions is included in Item 1 of this report captioned “Regulation and Supervision.”

Strong competition within our market areas may limit our growth and adversely affect our operating results.

The banking and financial services industry is highly competitive.  We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business and deposits, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.  Our results of operations depend upon our continued ability to successfully compete in our market area.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase or maintain our interest earning assets.  In that regard, the adverse economic conditions that began in 2007 and that have continued into 2010 have significantly reduced our origination of new loans, and there is no assurance that our total loans or assets will increase or not decline in 2010.

Further increases in FDIC insurance premiums or special assessments could adversely impact our earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $1.9 million for the fiscal year ended December 31, 2009, to reflect the special assessment.  In addition, the FDIC increased the general assessment rate and the rate is scheduled to increase again by 3 basis points in 2011.

Should the FDIC find it necessary to impose any further special assessments or further increase assessment rates, or to revise the risk-based assessment system, our FDIC general insurance premium expense could increase compared to prior periods.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse affect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse affect on our financial condition and results of operations.

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

Approximately 84.0% of our outstanding loan portfolio, at December 31, 2009, was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property.  If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our earnings may be affected by changes in accounting principles and tax laws.

Changes in U.S. generally accepted accounting principles could have a significant adverse affect on our reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance or regulatory measures.

We are subject to tax laws, rules and regulations.  Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things.  Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse affect on our business, financial condition and results of operations.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, interrupt our information systems, and/or cause us to incur additional expenses.  Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse affect on our business, which, in turn, could have a material adverse affect on our financial condition and results of operations.

Risks Associated With Our Securities

The market price and trading volume of our common shares may be volatile and the value of our other securities may decline as a result of adverse changes in our financial performance, the economy, market conditions and other factors.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in recent years.  As a result, the market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur.  The trading price of the shares of our common shares and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors, including those identified above in “Forward-Looking Statements.”

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

In the future, we may attempt to increase our capital resources or, we could be forced to raise additional capital by making additional offerings of common stock, debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock.  In the event of liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive distributions of our available assets prior to the holders of our common shares.  Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both.  Holders of our common shares are not entitled to preemptive rights or other protections against dilution.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Shareholders’ may not receive any dividends on Frontier common shares.

On December 19, 2008, we announced that we had suspended payment of cash dividends on our common stock.  Commencing with the interest payments due February 23, 2009, we exercised our right to defer regularly scheduled interest payments on our outstanding junior subordinated debentures related to trust preferred securities.  We may not pay any cash dividends on our common stock until we are current on interest payments on our outstanding junior subordinated debentures.  In addition, cash dividends from the Bank are the primary source of funds for payment of cash dividends to our shareholders, and under the FDIC Order the Bank is currently prohibited from paying cash dividends without the prior consent of the FDIC and the DFI.  We are also prohibited from paying dividends under the FRB Written Agreement without the prior consent of the Reserve Bank and the DFI.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our principal office is located in a ninety thousand square foot facility in Everett, Washington.  Our data processing and operations center are located in a sixteen thousand square foot facility located in Everett, Washington.  In addition to our principal and administrative facilities, we operate 50 offices in western Washington and northwestern Oregon.

The Bank owns the properties and buildings housing our principal office, data processing and operations center and 29 of our branch facilities, including the branch in our principal office.  The Bank also owns the buildings for 3 of our branches which are located on leased land.  We lease the land and buildings for 18 of our branch offices.  The leases on our branch offices have expiration dates ranging from 2010 to 2024.

The aggregate monthly rental on our leased properties is approximately $193 thousand.

ITEM 3.                      LEGAL PROCEEDINGS

We are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, and other issues incident to its business. As of December 31, 2009, Frontier Bank had commenced collection proceedings on approximately 507 real estate loans, and there may be additional lawsuits or claims arising out of or related to the impaired loans.

We are unable to predict the outcome of these matters.  Our cash expenditures, including legal fees, associated with the pending litigation described above, and the regulatory proceedings described in Item 1 of this report under the caption “Regulation and Supervision,” cannot be reasonably predicted at this time.  Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse affect on our business, results of operations and financial condition.

Other than the regulatory proceedings described or referenced above and the anticipated institution of additional lawsuits or claims arising out of or related to the impaired loans, including lender liability claims and counterclaims, management does not believe that there are any proceedings threatened or pending against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4.                      RESERVED

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “FTBK.”  The high and low sales prices of our common stock, by quarter, during the years ended December 31, 2009 and 2008, are as follows:

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$50.20	$11.20	$202.10	$150.55
Second Quarter	25.90	11.40	198.95	82.80
Third Quarter	17.10	6.55	178.85	87.20
Fourth Quarter	9.90	3.41	130.95	21.80

(b)  We only have one class of stock outstanding, which is common stock.  At March 19, 2010, there were 4,725,076 shares outstanding and there were approximately 10,601 holders of record of our common stock.  The principal market for our common stock is The NASDAQ Stock Market LLC.

(c)  We did not pay quarterly cash dividends in 2009.  The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant.  Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in Note 2 of the Annual Report to Shareholders.  Given our current operating results and need to raise additional capital, it is highly unlikely that dividends will be paid in the foreseeable future.

Additionally, our junior subordinated debt agreement prohibits us from paying dividends on shares of our common stock if we defer payment of interest on outstanding trust preferred securities.  Commencing with the interest payments due in the first quarter of 2009, we elected to defer our quarterly interest payments on the junior subordinated debentures, as permitted by the indenture agreement.

The table below indicates the cash dividends paid on each share of our common stock in the year ended December 31, 2008, adjusted for the one-for-ten reverse stock split, effective November 24, 2009:

Dividend Declared	Record Date	Payment Date
$1.75	January 7, 2008	January 21, 2008
1.80	April 7, 2008	April 21, 2008
0.60	July 8, 2008	July 22, 2008
0.60	October 7, 2008	October 21, 2008

(d)  The following table sets forth information regarding outstanding options and shares reserved for issuance under our stock-based compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by
security holders (A)	231,724	$84.65	322,357
Equity compensation plans not approved by
security holders (B)	926	N/A	-
	232,650		322,357

(A) Consists of FFC Incentive Stock Options Plan
(B) Consists of FFC 1999 Employee Stock Award Plan, which expired in 2009

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Five-Year Stock Performance Graph
Total Cumulative Return to Shareholders

The graph below provides an indicator of cumulative shareholder returns for the Corporation as compared with the NASDAQ Bank Index and the S&P 500 Index.

Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Frontier Financial Corporation	$100.00	$126.70	$175.77	$115.57	$30.09	$2.42
NASDAQ Bank Index	$100.00	$97.70	$109.63	$132.37	$96.51	$80.86
S&P 500 Index	$100.00	$103.00	$119.26	$125.81	$79.26	$100.24

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 6.                      SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

In thousands, except per share amounts and percentages
						% Change
AT YEAR END	2009	2008	2007	2006	2005	2009-2008
Total assets	$3,594,984	$4,104,445	$3,995,689	$3,238,464	$2,640,275	-12.4%
Net loans	2,718,149	3,666,177	3,558,127	2,867,351	2,355,419	-25.9%
Securities	87,194	93,691	135,121	114,711	110,617	-6.9%
Deposits	3,122,476	3,275,165	2,943,236	2,453,632	2,061,380	-4.7%
Shareholders' equity	61,486	352,043	459,612	395,283	296,097	-82.5%

FOR THE YEAR
Interest income	$177,533	$279,055	$299,672	$250,144	$178,886	-36.4%
Interest expense	93,462	112,185	113,041	86,942	51,736	-16.7%
Net interest income	84,071	166,870	186,631	163,202	127,150	-49.6%
Provision for loan losses	375,000	120,000	11,400	7,500	4,200	212.5%
Securities gains (losses)	(102)	4,570	(937)	(25)	(211)	-102.2%
Net income (loss)	(295,094)	(89,737)	73,938	68,910	51,584	228.8%
Basic earnings (loss) per share	$(62.61)	$(19.10)	$16.33	$15.31	$12.14	227.8%
Diluted earnings (loss) per share	$(62.61)	$(19.10)	$16.21	$15.15	$12.07	227.8%
Cash dividends declared
per common share	$-	$4.75	$6.50	$5.00	$4.00	-100.0%
Dividend payout ratio	0.0%	-25.1%	40.1%	33.0%	33.1%	-100.0%
Return on Average
Assets	-6.51%	-2.18%	2.13%	2.27%	2.09%	198.6%
Equity	-101.36%	-19.42%	18.76%	18.91%	18.75%	421.9%
Avg. equity/avg. assets	6.42%	11.25%	11.36%	11.98%	11.16%	-42.9%
Efficiency Ratio	98%	45%	37%	38%	41%	117.8%

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in the Annual Report to Shareholders.

Frontier Financial Corporation (the “Corporation”), a Washington corporation, is a bank holding company owning all of the equity of its wholly owned subsidiary, Frontier Bank (the "Bank").

Financial Overview

For the year ended December 31, 2009, we had a net loss of $295.1 million, or ($62.61) per diluted share, compared to a net loss of $89.7 million, or ($19.10) per diluted share, for the year ended December 31, 2008, and net income of $73.9 million, or $16.21 per diluted share, for the year ended December 31, 2007.  All prior period results reflect the one-for-ten reverse stock split, which was effective November 24, 2009.

The results for 2009 reflect continued pressure from an uncertain economy and the negative impact of the regional housing market.  The impact of the economic downturn resulted in:

•
Allowance for loan losses of $151.3 million, or 5.27%, of total loans outstanding at December 31, 2009, compared to $112.6 million, or 2.98%, at December 31, 2008, and $54.0 million, or 1.49%, at December 31, 2007.

•	Net charge-offs of $337.3 million for 2009, compared to $63.0 million and $920 thousand for 2008 and 2007, respectively.

•	Nonperforming assets totaling $874.9 million, or 24.34% of total assets at December 31, 2009, compared to $446.0 million, or 10.87% of total assets at December 31, 2008.

Despite these challenging times, the Board of Directors and management continue to take important steps to strengthen the Corporation.  During the year, we:

•
Successfully reduced our concentrations in real estate construction and land development loans, including undisbursed loan commitments as defined by the FDIC, by $979.7 million, or 48.7%, from December 31, 2008 to December 31, 2009.

•	Continued to closely monitor and manage our liquidity position and at December 31, 2009, total liquidity, as a percentage of assets, was at its highest level for 2009, totaling 13.5%.

•
Successfully reduced other targeted noninterest expenses.  Management set a goal of reducing targeted noninterest expense categories by $8.5 million for 2009.  The cost containment efforts resulted in a reduction of targeted expense categories by $10.2 million in 2009.  Those categories included salaries and benefits, consulting, marketing, advertising, director fees and expenses related to furniture and equipment.

The results for the year ended December 31, 2009, also reflect a $90.7 million income tax benefit primarily related to newly enacted legislation that allows banks, such as Frontier Bank, which had not received government assistance in the form of TARP, to carryback losses incurred in 2008 or 2009 for a period of five years.  We expect to receive an income tax refund of approximately $82.4 million in 2010.

Recent Events

On March 16, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Supervisory Prompt Corrective Action Directive (the “FDIC Directive”) to Frontier Bank.  Refer to Note 2 of the Annual Report to Shareholders for further discussion.

On July 2, 2009, the Corporation entered into a Written Agreement (the “FRB Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”).  Refer to Note 2 of the Annual Report to Shareholders for further discussion.

On March 20, 2009, Frontier Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC Order”) with the FDIC and the Washington Department of Financial Institutions (the “Washington DFI”).  Refer to Note 2 of the Annual Report to Shareholders for further discussion.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. We consider the allowance for loan loss a critical accounting policy subject to estimate.  For additional information regarding the allowance for loan losses, refer to Allowance for Loan Losses in this Management’s Discussion and Analysis and Allowance for Loan Losses in Note 1 of the Annual Report to Shareholders.

Our financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions (see Note 1 of the Annual Report to Shareholders).  We believe that the allowance for loan losses is one of the more critical judgment areas in the application of our accounting policies that affect financial condition and results of operations.

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

Review of Financial Condition

Securities

At December 31, 2009, securities totaled $87.2 million, compared to $93.7 million at December 31, 2008, a decrease of $6.5 million, or 6.9%.  The year-over-year decrease in securities is primarily attributable to sales and maturities totaling $64.5 million, principal repayments on mortgage-backed securities totaling $8.2 million, amortization of net purchase price premiums of $848 thousand and a decrease in the fair value of available for sale securities of $472 thousand.  These were partially offset by the purchase of $67.6 million of available for sale securities.

Additional information about the securities portfolio is provided in Note 3 of the Annual Report to Shareholders.

The following table presents the available for sale and held to maturity securities by major type as of December 31 for each of the last three years (in thousands):

	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS Securities
Equities	$1,818	$2,099	$6,107	$1,930	$27,606	$34,575
U.S. Treasuries	250	311	6,304	6,457	6,223	6,311
U.S. Agencies	39,786	39,877	51,594	52,055	71,385	72,167
Corporate securities	7,841	6,882	4,528	4,439	15,537	15,180
Mortgage-backed securities	32,653	33,336	22,791	22,791	-	-
Municipal securities	2,500	2,587	2,855	2,934	3,134	3,145
	84,848	85,092	94,179	90,606	123,885	131,378

HTM Securities
Corporate securities	1,524	1,435	1,524	1,753	1,525	1,524
Municipal securities	578	589	1,561	1,587	2,218	2,242
	2,102	2,024	3,085	3,340	3,743	3,766
Total	$86,950	$87,116	$97,264	$93,946	$127,628	$135,144

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

The following table sets forth the maturities of available for sale and held to maturity securities, at amortized cost, at December 31, 2009 (in thousands).  Tax equivalent values are used in calculating weighted average yields, assuming a 35% tax rate.

		After 1 Yr	After 5 Yrs		Total &
	Within	But Within	But Within	After	Weighted
	1 Year/	5 Years/	10 Years/	10 Years/	Average
	Yield	Yield	Yield	Yield	Yield
Equities	$-	$-	$-	$1,818	$1,818
	-	-	-	0.42%	0.42%

U.S. Treasury	-	-	250	-	250
	-	-	7.20%	-	7.20%

U.S. Agencies	1,508	38,278	-	-	39,786
	3.86%	1.38%	-	-	1.48%

Corporate securities	5,325	-	-	4,040	9,365
	0.38%	-	-	10.13%	4.59%

Mortgage-backed securities	-	-	-	32,653	32,653
	-	-	-	4.16%	4.16%

Municipal securities	753	-	1,354	971	3,078
	5.32%	-	5.15%	7.24%	5.85%
	$7,586	$38,278	$1,604	$39,482	$86,950
	1.56%	1.38%	5.47%	4.26%	2.85%

Loans

The major classifications of loans, excluding loans held for resale and net of deferred loan fees, at December 31 are as follows (in thousands):

	2009	2008	2007	2006	2005
Commercial and industrial	$388,548	$457,215	$402,569	$380,939	$321,303
Real Estate:
Commercial	965,266	1,044,833	1,003,916	897,714	859,251
Construction	447,879	949,909	1,062,662	735,926	554,021
Land development	319,320	580,453	537,410	399,950	269,662
Completed lots	252,492	249,685	249,573	188,032	143,652
Residential 1-4 family	423,032	424,492	282,344	235,169	188,772
Installment and other loans	69,740	65,468	67,421	63,050	46,852
Total loans	$2,866,277	$3,772,055	$3,605,895	$2,900,780	$2,383,513

Total loans, excluding loans held for resale, decreased $905.8 million, or 24.0%, to $2.87 billion at December 31, 2009, from $3.77 billion a year ago.  Management has been diligently working to reduce the concentration in real estate construction and land development loans, as defined by the FDIC, and has successfully reduced these portfolios by $979.7 million, or 48.7%, from December 31, 2008 to December 31, 2009, including undisbursed loan commitments.

Despite the increase in outstanding balance, there were no new completed lot loans originated from December 31, 2008 to December 31, 2009.  In certain circumstances, where real estate construction projects will not be completed, they are reclassified as real estate completed lot loans.  We reclassified $22.6 million of residential construction loans to residential completed lot loans as of December 31, 2009.  Reclassification of a residential construction loan to a residential lot loan eliminates any remaining unadvanced funds originally intended for construction.  The background loan loss reserve is adjusted on subject loans to the new loan type and grade, and if placed into nonperforming status, a specific reserve is assigned.  There were no changes in the related loan agreements resulting in credits that would be considered troubled debt restructurings.  At December 31, 2009, $13.7 million of residential construction loans converted to residential lot loans were nonperforming.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Contractual maturities of loans, excluding loans held for resale and net of deferred fees, at December 31, 2009, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within 1 Year	1 -5 Years	After 5 Years	Total
Commercial and industrial	$240,476	$102,185	$45,887	$388,548
Real Estate:
Commercial	115,682	558,693	290,891	965,266
Construction	399,646	48,233	-	447,879
Land development	293,038	26,282	-	319,320
Completed lots	196,795	53,661	2,036	252,492
Residential 1-4 family	136,187	209,410	77,435	423,032
Installment and other loans	18,401	14,113	37,226	69,740
Total loans	$1,400,225	$1,012,577	$453,475	$2,866,277

		1 -5 Years	After 5 Years
Fixed rates		$781,942	$102,894
Variable rates		230,635	350,581
		$1,012,577	$453,475

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

The allowance for loan losses totaled $151.3 million, or 5.27%, of total loans outstanding at December 31, 2009.  This compares to the allowance for loan losses of $112.6 million, or 2.98%, of total loans outstanding at December 31, 2008, and $54.0 million, or 1.49%, at December 31, 2007.  The increase in the allowance for loan loss for 2009, as compared to 2008 and 2007, is primarily attributable to the downturn in the economy and the negative impact on the regional housing market, which significantly affected our real estate construction, land development and completed lot portfolios.

For the year ended December 31, 2009, net charge-offs totaled $337.3 million, compared to $63.0 million for the year ended December 31, 2008, and $920 thousand for the year ended December 31, 2007.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

The following table includes information pertaining to the allowance for loan losses and nonperforming loans at December 31 (in thousands):

	2009	2008
Total loans	$2,869,498	$3,778,733

General reserves	$96,531	$99,671
Specific reserves	54,818	12,885
Total allowance for loan losses	$151,349	$112,556

Nonperforming loans with specific reserves
included in the allowance for loan losses	361,541	$96,238
Nonperforming loans without specific reserves
included in the allowance for loan losses	343,652	338,987
Total nonperforming loans	$705,193	$435,225

Total charge-offs related to nonperforming loans	$185,306	$48,168

Nonperforming loans recorded at carrying
value to total loans	11.98%	8.97%
Nonperforming loans recorded at carrying value
to total nonperforming loans	48.73%	77.89%

Coverage ratio (total allowance for loan losses divided
by total nonperforming loans)	21.46%	25.86%
Coverage ratio after considering effects of charge-offs	37.81%	33.25%
Coverage ratio net of nonperforming loans carried at
carrying value	41.86%	116.96%
Total loans less nonperforming loans at carrying value	$2,525,846	$3,439,746

Total allowance for loan losses/total loans	5.27%	2.98%
Total allowance for loan losses/total loans less nonperforming
loans at carrying value	5.99%	3.27%
Specific reserves/balance of nonperforming loans with
specific reserves	15.16%	13.39%

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

The following table provides an analysis of the allowance for loan losses and the net losses, by loan type, for the years ended December 31 (in thousands):

	2009	2008	2007	2006	2005
Balance at beginning of year	$114,638	$57,658	$44,195	$37,075	$32,728

Provision for loan losses	375,000	120,000	11,400	7,500	4,200

Loans charged-off:
Commercial and industrial	(39,044)	(3,101)	(1,183)	(2,283)	(342)
Real estate:
Commercial	(10,477)	(1,264)	-	-	(4)
Construction	(117,258)	(31,968)	(201)	(855)	-
Land development	(109,651)	(12,165)	-	-	-
Completed lots	(44,031)	(13,839)	-	-	-
Residential 1-4 family	(18,708)	(846)	(300)	-	(116)
Installment and other	(2,362)	(343)	(222)	(156)	(244)
Total charged-off loans	(341,531)	(63,526)	(1,906)	(3,294)	(706)

Recoveries:
Commercial and industrial	715	308	845	353	623
Real estate:
Commercial	2	-	-	-	-
Construction	2,705	161	-	-	142
Land development	12	-	-	-	-
Completed lots	665	9	-	-	-
Residential 1-4 family	62	-	-	-	27
Installment and other	72	28	141	60	61
Total recoveries	4,233	506	986	413	853

Net (charge-offs) recoveries	(337,298)	(63,020)	(920)	(2,881)	147
Balance before portion identified
for undisbursed loans	152,340	114,638	54,675	41,694	37,075
Reserve acquired in merger	-	-	2,983	2,501	-
Portion of reserve identified for
undisbursed loans and
reclassified as a liability	(991)	(2,082)	(3,663)	(3,546)	(3,270)
Balance at end of year	$151,349	$112,556	$53,995	$40,649	$33,805

Total loans at end of period (1)	$2,869,498	$3,778,733	$3,612,122	$2,908,000	$2,389,224

Daily average loans	$3,430,885	$3,774,501	$3,185,751	$2,731,257	$2,200,344

Ratio of net charged-offs
(recoveries) during the period
to average loans outstanding	9.83%	1.67%	0.03%	0.11%	-0.01%
Loan loss reserve as a
percentage of total loans	5.27%	2.98%	1.49%	1.40%	1.41%

(1) Includes loans held for resale

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

		Loan		Loan		Loan
	2009	Category	2008	Category	2007	Category
	Reserve	Percent	Reserve	Percent	Reserve	Percent
Commercial and industrial	$19,856	13.6%	$15,127	12.1%	$9,856	11.2%
Real estate:
Commercial	17,557	33.7%	11,388	27.7%	12,373	27.8%
Construction	31,997	15.6%	27,636	25.2%	824	29.5%
Land development	24,437	11.1%	22,701	15.4%	5,257	14.9%
Completed lots	19,447	8.8%	9,054	6.6%	3,443	6.9%
Residential 1-4 family	26,128	14.8%	14,056	11.3%	16,900	7.8%
Installment and other	3,132	2.4%	1,071	1.7%	1,060	1.9%
Unallocated	8,795		11,523		4,282
	151,349		112,556		53,995
Portion of reserve identified for undisbursed
loans and reclassifed as a liability	991		2,082		3,663
	$152,340	100.0%	$114,638	100.0%	$57,658	100.0%

		Loan		Loan
	2006	Category	2005	Category
	Reserve	Percent	Reserve	Percent
Commercial and industrial	$9,726	13.1%	$11,061	13.5%
Real estate:
Commercial	11,040	30.9%	12,622	36.0%
Construction	809	25.4%	504	23.2%
Land development	4,123	13.8%	1,699	11.3%
Completed lots	1,560	6.5%	907	6.0%
Residential 1-4 family	7,168	8.1%	4,088	7.9%
Installment and other	1,012	2.2%	724	2.1%
Unallocated	5,211		2,200
	40,649		33,805
Portion of reserve identified for undisbursed
loans and reclassified as a liability	3,546		3,270
	$44,195	100.0%	$37,075	100.0%

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Nonperforming Assets

Loans delinquent 90 days or more or other nonaccruing, restructured and other real estate owned (“OREO”), on which the accrual of interest has been discontinued at December 31 are as follows (in thousands):

	2009	2008	2007	2006	2005
Commercial and industrial	$31,401	$12,908	$159	$574	$4,939
Real estate:
Commercial	89,708	10,937	-	-	-
Construction	192,215	181,905	19,842	47	-
Land development	234,627	177,139	-	7,143	-
Completed lots	87,632	34,005	804	-	-
Residential 1-4 family	68,178	17,686	93	889	-
Installment and other	1,432	645	10	-	10
Total nonaccruing loans	705,193	435,225	20,908	8,653	4,949
Other real estate owned	169,674	10,803	367	-	-
Total nonperforming assets	$874,867	$446,028	$21,275	$8,653	$4,949

Restructured loans	$-	$-	$-	$-	$-

Total loans at end of period (1)	$2,869,498	$3,778,733	$3,612,122	$2,908,000	$2,389,224
Total assets at end of period	$3,594,984	$4,104,445	$3,995,689	$3,238,464	$2,640,275

Total nonperforming loans to total loans	24.58%	11.52%	0.58%	0.30%	0.21%
Total nonperforming assets to total assets	24.34%	10.87%	0.53%	0.27%	0.19%

(1) Includes loans held for resale

For the years ended December 31, there are certain amounts of interest collected on nonaccrual loans that is included in income, and amounts that have not been accrued, which are indicated in the following table (in thousands):

	2009	2008	2007	2006	2005
Additional interest income which
would have been recorded during the
period under original loan terms	$65,790	$18,915	$757	$761	$67

Interest collected and included in
net income for the period	$18,100	$21,004	$1,131	$344	$327

Commitments for additional funds
related to loans above	$-	$-	$-	$-	$-

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

At December 31, 2009, nonaccrual loans totaled $705.2 million, compared to $435.2 million at December 31, 2008, and $20.9 million at December 31, 2007.  The increase in nonaccruing loans for the period is primarily attributable to the slow down in the housing market and general economy, which significantly impacted our real estate construction and land development portfolios.  Of the total nonaccrual loans at December 31, 2009, 73.0% relate to our real estate construction, land development and completed lot portfolios.

At December 31, 2009 and 2008, nonaccruing loans totaling $361.5 million and $96.2 million had related specific reserves in the allowance for loan losses of $54.8 million and $12.9 million, respectively.  Nonaccruing loans without related specific reserves in the allowance for loan losses at December 31, 2009 and 2008, totaled $343.7 million and $339.0 million, respectively.

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

Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan or the fair market value of the loan's collateral.  There were no restructured loans at December 31, 2009 or 2008.

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lesser of book value or market value, less selling costs.  The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown as other income or other expense.

The following table presents the activity related to OREO for the years ended December 31 (in thousands):

	2009		2008
	Amount	Number	Amount	Number
Beginning balance	$10,803	64	$367	1
Additions to OREO	217,720	618	12,992	76
Capitalized improvements	884		623
Valuation adjustments	(9,702)		(68)
Disposition of OREO	(50,031)	(188)	(3,111)	(13)
Ending balance	$169,674	494	$10,803	64

Certain other loans, currently in nonaccrual, are in the process of foreclosure and potentially could become OREO.  Efforts, however, are constantly underway to reduce and minimize such nonperforming assets.  During 2008 and 2009, we expanded our special assets group to focus on reducing nonperforming assets.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

Deposits

Interest bearing deposits at December 31 are as follows (in thousands):

	2009	%	2008	%	2007	%
Money market, sweep and NOW accounts	$497,952	18.1%	$325,554	11.3%	$745,780	29.2%
Savings	241,261	8.8%	365,114	12.7%	254,722	10.0%
Time deposits, $100,000 and over	830,508	30.3%	1,430,685	49.7%	832,373	32.6%
Other time deposits	1,175,497	42.8%	758,361	26.3%	719,835	28.2%
Total interest bearing deposits	$2,745,218	100.0%	$2,879,714	100.0%	$2,552,710	100.0%

Maturities of time certificates of deposit of $100,000 and over at December 31, 2009 are shown below (in thousands):

3 months or less	$179,533
Over 3 months through 6 months	134,425
Over 6 months through 12 months	352,894
Over 12 months	163,656
Total	$830,508

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Federal Funds Purchases and Securities Sold Under Agreements to Repurchase

The amount of federal funds purchased and securities sold under agreement to repurchase for the years ended December 31 are as follows (in thousands):

		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	2009	Rate	2008	Rate	2007	Rate
Year end balance	$11,107	0.09%	$21,616	0.10%	$258,145	4.92%

Highest month end balance
during the period	$25,259		$198,200		$260,554

Federal Home Loan Bank Advances

The maximum and average outstanding balances and average interest rates on advances from FHLB were as follows for the year ended December 31 (in thousands):

	2009	2008	2007
Maximum outstanding at any month end	$429,279	$429,417	$341,704
Average outstanding	407,015	340,350	294,169

Weighted average interest rates
Annual	3.78%	4.09%	4.15%
End of year	3.91%	3.91%	4.43%

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

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

TE net interest income for 2009 was $85.4 million, compared to $168.4 million in 2008, and $187.9 million in 2007.  For all periods, the decrease in TE net interest income was primarily attributable to increases in net loan charge-offs and nonperforming loans placed on nonaccrual status.  TE net interest income for 2009 was negatively impacted by the $17.0 million reversal of interest income on loans during the year.  This compared to reversals of interest income on loans of $9.5 million in 2008 and $1.3 million in 2007.

The TE net interest margin was 2.23% for 2009, a decrease of 203 basis points as compared to 2008.  The reversal of $17.0 million of interest income on nonaccrual loans in 2009 lowered the tax equivalent net interest margin by approximately 43 basis points.  The year-over-year decrease in the TE net interest margin can also be attributed to increases in total nonaccruing loans and net charge-offs, as well as a decrease in new loan originations.  For the year ended December 31, 2009, new loan originations decreased 84.8%, compared to the same period a year ago, resulting in lower loan fees.

Also contributing to the decrease in the TE net interest margin for 2009, compared to 2008, was the change in mix of earning assets. As previously mentioned, in an effort to increase on-balance sheet liquidity, we have increased federal funds sold balances.  For the years ended December 31, 2009 and 2008, average federal funds sold accounted for approximately 7.8% and 0.7% of total average earning assets, respectively.  Typically, federal funds sold are a lower earning asset and currently yield a rate of 0.25%.

The TE net interest margin was 4.26% for 2008, a decrease of 141 basis points as compared to 2007.  The reversal of $9.5 million of interest income on nonaccrual loans in 2008 lowered the tax equivalent net interest margin by approximately 24 basis points.  Also contributing the decrease in the TE net interest margin for the period, were decreases in market index rates, such as prime and the fed funds rates.  For the period, changes in interest rate decreased the yield on interest earning assets by 197 basis points and rates paid on interest bearing liabilities by 81 basis points.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, as well as, changes in the yields earned on interest earning assets and rates paid on deposits and borrowed funds.  The average balances of interest earning assets and interest bearing liabilities, along with tax equivalent interest income and expense and average rates earned and paid for the following years are as follows (in thousands):

	Year Ended December 31,
	2009			2008			2007
		TE	Average		TE	Average		TE	Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest Earning Assets
Taxable investments	$97,301	$2,663	2.74%	$139,753	$5,054	3.62%	$109,798	$4,585	4.18%
Nontaxable investments (1)	4,218	258	6.12%	5,018	309	6.16%	2,907	209	7.19%
Total	101,519	2,921	2.88%	144,771	5,363	3.70%	112,705	4,794	4.25%
Federal funds sold	300,617	766	0.25%	29,197	457	1.57%	18,405	958	5.21%
Loans (1) (2)
Installment	69,851	5,004	7.16%	68,562	5,813	8.48%	62,841	6,083	9.68%
Commercial(1)	429,256	26,616	6.20%	437,481	32,064	7.33%	383,242	33,776	8.81%
Real estate
Commercial (1)	1,008,493	71,044	7.04%	1,036,171	79,573	7.68%	919,028	72,313	7.87%
Construction	738,100	25,652	3.48%	1,056,159	73,315	6.94%	890,404	91,963	10.33%
Land development	474,046	10,585	2.23%	585,508	40,313	6.89%	457,116	48,310	10.57%
Completed lots	275,010	10,255	3.73%	244,575	17,400	7.11%	209,916	20,784	9.90%
Residential 1-4 family	436,129	26,014	5.96%	346,045	26,238	7.58%	263,204	21,965	8.35%
Total loans	3,430,885	175,170	5.11%	3,774,501	274,716	7.28%	3,185,751	295,194	9.27%
Total earning assets/total
interest income	3,833,021	178,857	4.67%	3,948,469	280,536	7.10%	3,316,861	300,946	9.07%
Reserve for loan losses	(120,733)			(82,529)			(43,972)
Cash and due from banks	44,680			50,410			68,285
Other assets	218,946			191,221			129,390
TOTAL ASSETS	$3,975,914			$4,107,571			$3,470,564
Interest Bearing Liabilities
Money Market, Sweep &
NOW accounts	$396,287	$2,753	0.69%	$586,943	$8,950	1.52%	$716,777	$23,990	3.35%
Savings accounts	298,370	3,293	1.10%	349,318	7,405	2.12%	268,017	6,207	2.32%
Other time deposits	2,177,546	71,615	3.29%	1,894,455	79,736	4.21%	1,325,777	66,883	5.04%
Total interest bearing
deposits	2,872,203	77,661	2.70%	2,830,716	96,091	3.39%	2,310,571	97,080	4.20%
Short-term borrowings	16,226	15	0.09%	73,460	1,562	2.13%	42,542	2,212	5.20%
FHLB borrowings	407,015	15,555	3.82%	338,268	14,244	4.21%	294,169	13,402	4.56%
Subordinated debt	5,156	231	4.48%	5,156	288	5.59%	5,156	347	6.73%
Total interest bearing
liabilities/total
interest expense	3,300,600	93,462	2.83%	3,247,600	112,185	3.45%	2,652,438	113,041	4.26%
Noninterest bearing
deposits	397,533			379,766			396,293
Other liabilities	22,424			18,224			27,657
Shareholders' equity	255,357			461,981			394,176
TOTAL LIABILITIES
AND CAPITAL	$3,975,914			$4,107,571			$3,470,564
NET INTEREST INCOME		$85,395			$168,351			$187,905
NET YIELD ON INTEREST
EARNING ASSETS			2.23%			4.26%			5.67%
(1) Includes amounts to convert nontaxable amounts to a fully taxable equivalent basis at a 35% tax rate.
(2) Includes nonaccruing loans.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

The following table (in thousands) includes a breakdown of the change in earning assets and liabilities, referred to as "volume," and the repricing of assets and liabilities referred to as "rate."

	Year ended December 31,
	2009 versus 2008			2008 versus 2007
	Increase (Decrease) Due			Increase (Decrease) Due
	to Change in			to Change in
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Taxable investments	$(1,535)	$(856)	$(2,391)	$1,263	$(794)	$469
Nontaxable investments	(49)	(2)	(51)	152	(52)	100
Total	(1,584)	(858)	(2,442)	1,415	(846)	569

Federal funds sold	4,248	(3,939)	309	562	(1,063)	(501)

Loans
Installment	109	(918)	(809)	554	(824)	(270)
Commercial	(603)	(4,845)	(5,448)	4,780	(6,492)	(1,712)
Real estate			-			-
Commercial	(2,126)	(6,428)	(8,554)	9,217	(1,957)	7,260
Construction	(22,079)	(25,544)	(47,623)	17,120	(35,768)	(18,648)
Land development	(7,674)	(22,056)	(29,730)	13,569	(21,566)	(7,997)
Completed lots	2,165	(9,314)	(7,149)	3,432	(6,816)	(3,384)
Residential 1-4 family	6,830	(7,063)	(233)	6,913	(2,640)	4,273
Total loans	(23,378)	(76,168)	(99,546)	55,585	(76,063)	(20,478)

TOTAL INTEREST INCOME	(20,714)	(80,965)	(101,679)	57,562	(77,972)	(20,410)

INTEREST EXPENSE
Money Market, Sweep &
NOW accounts	(2,907)	(3,290)	(6,197)	(4,345)	(10,695)	(15,040)
Savings accounts	(1,080)	(3,032)	(4,112)	1,883	(685)	1,198
Other time deposits	11,915	(20,036)	(8,121)	28,689	(15,836)	12,853
Total interest bearing deposits	7,928	(26,358)	(18,430)	26,227	(27,216)	(989)

Short-term borrowings	(1,217)	(330)	(1,547)	1,608	(2,258)	(650)
FHLB borrowing	2,895	(1,584)	1,311	2,009	(1,167)	842
Subordinated debt	-	(57)	(57)	-	(59)	(59)

TOTAL INTEREST EXPENSE	9,606	(28,329)	(18,723)	29,844	(30,700)	(856)

CHANGE IN NET INTEREST INCOME	$(30,320)	$(52,636)	$(82,956)	$27,718	$(47,272)	$(19,554)

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Provision for Loan Losses

The provision for loan losses totaled $375.0 million for the year ended December 31, 2009, compared to $120.0 million for the year ended December 31, 2008, and $11.4 million for the year ended December 31, 2007.

The increase in the provision for loan losses in 2009, as compared to 2008 and 2007, is primarily attributable to the overall decline in the economy, the downturn in the regional housing market and its impact on our real estate construction, land development and completed lot portfolios and an increase in nonperforming loans.  At December 31, 2009, nonperforming loans totaled $705.2 million, compared to $435.2 million at December 31, 2008, and $20.9 million at December 31, 2007.

The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses.  Additional discussion on the allowance for loan losses is provided under the heading Allowance for Loan Losses above.

Noninterest Income

Noninterest income for 2009 totaled $4.9 million, a decrease of $9.9 million, or 66.9%, compared to 2008. Noninterest income for 2008 totaled $14.8 million, an increase of $1.5 million, or 11.4%, compared to 2007.  The following table presents the key components of noninterest income for the years ended December 31 (in thousands):

				2009 compared to 2008		2008 compared to 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Other-than-temporary loss on securities	$(4,289)	$(6,430)	$-	$2,141	-33.3%	$(6,430)	NM
Gain (loss) on sale of securities	(102)	4,570	(937)	(4,672)	-102.2%	5,507	-587.7%
Gain on sale of secondary mortgage loans	1,675	1,321	1,586	354	26.8%	(265)	-16.7%
Gain on sale of premises and equipment	136	30	24	106	353.3%	6	25.0%
Net gain (loss) on OREO	(7,054)	97	-	(7,151)	NM	97	NM
Service charges on deposit accounts	6,154	5,421	4,721	733	13.5%	700	14.8%
Other noninterest income	8,394	9,821	7,915	(1,427)	-14.5%	1,906	24.1%
Total noninterest income	$4,914	$14,830	$13,309	$(9,916)	-66.9%	$1,521	11.4%

Other-than-temporary loss on securities

Management evaluates securities and FHLB stock for other-than-temporary impairment (“OTTI”) at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) our intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value and (4) whether we expect to recover the amortized cost basis of the security.  For the years ended December 31, 2009 and 2008, OTTI losses totaling $4.3 million and $6.4 million, respectively, were recognized through earnings.  No OTTI losses were recognized in the year ended December 31, 2007.

Gain (loss) on sale of securities

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

Net gain (loss) on other real estate owned

During 2009, we recognized a net loss on other real estate owned of $7.1 million, primarily due to valuation adjustments totaling $9.7 million, resulting from declines in the market value of these properties subsequent to foreclosure.  Valuation adjustment totaled $68 thousand in 2008 and there were no such valuation adjustments in 2007.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Other noninterest income

For the year ended December 31, 2009, other noninterest income decreased $1.4 million, or 14.5%, compared to a year ago, and was primarily attributable to the decrease in revenues from our Insurance and Investment Center.

The increase in other noninterest income of $1.9 million, or 24.1%, for the year ended December 31, 2008, compared to the prior year ended, was primarily attributable to a $506 thousand gain on sale of consumer credit cards, a $613 thousand increase in debit card fee income, a $306 thousand increase in time deposit early withdrawal penalties, a $293 thousand increase in ATM fees and a $196 thousand increase in trust fees.

Noninterest Expense

Noninterest expense for 2009 totaled $99.7 million, a decrease of $60.3 million, or 37.7%, compared to 2008.  Noninterest expense for 2008 totaled $160.1 million, an increase of $83.1 million, or 107.8%, compared to 2007.  The following table presents the key components of noninterest expense for the years ended December 31 (in thousands):

				2009 compared to 2008		2008 compared to 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$46,985	$48,403	$48,297	$(1,418)	-2.9%	$106	0.2%
Occupancy expense	10,953	11,148	9,956	(195)	-1.7%	1,192	12.0%
State business taxes	1,068	2,013	2,066	(945)	-46.9%	(53)	-2.6%
FHLB prepayment penalty	-	-	1,534	-	-	(1,534)	-100.0%
FDIC insurance	15,962	2,650	362	13,312	502.3%	2,288	632.0%
Other noninterest expense	24,766	18,785	14,801	5,981	31.8%	3,984	26.9%
	99,734	82,999	77,016	16,735	20.2%	5,983	7.8%
Goodwill impairment	-	77,073	-	(77,073)	-100.0%	77,073	NM
Total noninterest expense	$99,734	$160,072	$77,016	$(60,338)	-37.7%	$83,056	107.8%

Salaries and employee benefits

The decrease in salaries and employee benefits for 2009, compared to a year ago, was primarily the result of the elimination of bonus and incentive pay, a reduction in executive compensation, a moratorium on hiring and a reduction in force, partially offset by a reduction in deferred loan costs.  At December 31, 2009, full time equivalent employees totaled 703, down from 799 at December 31, 2008, a decrease of 12.0%.  In addition, the Board of Directors voted to suspend the Corporation’s matching of employee 401(K) Plan contributions, effective May 1, 2009.  Excluding the impact of the lower deferred loan costs in 2009, resulting from lower loan originations, the reduction in salaries and benefits would have been $6.2 million.

FHLB prepayment penalty

For the year ended December 31, 2007, we incurred a pre-tax prepayment penalty of $1.5 million on the prepayment of $60.0 million of FHLB advances as part of our second quarter 2007 balance sheet restructure.  The advances chosen to be paid off early were those having the least attractive cost and interest rate risk characteristics. New advances of $60.0 million were purchased at a rate 126 basis points lower than the blended rates of the advances that were prepaid.  There were no such prepayment penalties incurred for the years ended December 31, 2009 or 2008.

FDIC insurance

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $1.9 million for the year ended December 31, 2009, to reflect the special assessment.  In addition, the FDIC increased the general assessment rate and, therefore, our FDIC general insurance premium expense increased in 2009 as compared to 2008 and 2007.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Other noninterest expense

The increase in other noninterest expense for 2009, compared to 2008, was primarily attributable to increases in collection expense, foreclosure expense and legal fees resulting from an increase in nonperforming assets for the period.  Despite these increases, however, management has been successful in reducing other targeted noninterest expenses, such as consulting, marketing, advertising, director fees and expenses related to furniture and equipment.

The $4.0 million, or 26.9%, increase in other noninterest expense for the year ended December 31, 2008, compared to the prior year ended, was primarily attributable a $1.5 million increase in consulting fees.  Additionally, foreclosure expense increased $447 thousand, legal fees increased $367 thousand and collection expense increased $226 thousand.  These increases directly correspond to the increase in nonperforming assets over the period.   Director expense also decreased $143 thousand as the directors elected to forego their monthly meeting fee beginning in the fourth quarter 2008.

Goodwill impairment

During the fourth quarter of 2008, we recorded a non-cash charge of $77.1 million related to the impairment of goodwill.  This write down resulted from goodwill impairment testing that was performed at the end of the fourth quarter due to the quarterly decline in the stock price and the resulting difference between the market capitalization and book value of the Corporation.  The results of the goodwill impairment testing demonstrated that the estimated fair value of the Corporation, or reporting unit, was less than the book value, resulting in full impairment.  This impairment charge had no effect on our cash balances or liquidity.  In addition, because goodwill is not included in the calculation of regulatory capital, the Corporation’s and Bank’s regulatory ratios were not affected by this non-cash expense.

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

We continue to closely monitor and manage our liquidity position, understanding that this is of critical importance in the current economic environment.  At December 31, 2009, total liquidity, as a percentage of assets, was at its highest level for 2009, totaling 13.5%

In an effort to increase on-balance sheet liquidity, we have been focused on restructuring our balance sheet, and in particular, reducing the loan portfolio and increasing core deposits.  As a result, we have increased our federal funds sold balances to $333.8 million at December 31, 2009, an increase of $216.1 million from a year ago, to maintain a strong liquidity position.  Year-over-year, total loans decreased $909.2 million, or 24.1%.

As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $67.6 million for the year ended December 31, 2009.  The primary source (use) of cash provided by operating activities was net income (loss), after excluding non-cash charges such as the provision for loan losses of $375.0 million.  Net cash of $191.3 million provided by investing activities consisted primarily of $351.1 million from the net reduction of loan, $62.2 million from the maturity of available for sale securities and $52.7 million from proceeds on the sale of other real estate owned; partially offset by the $216.1 million increase in net federal funds sold and the purchase of $67.6 million of available for sale securities.  The $217.1 million of cash used in financing activities primarily consisted of the $183.7 million decrease in time deposits and the $53.9 million net decrease in FHLB advances.

Capital Requirements

Regulatory Capital Guidelines: Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

The minimum ratios and the actual capital ratios at December 31, 2009, are set forth in the table below:

	Frontier Financial Corporation	Frontier Bank	Well Capitalized Minimum	Adequately Capitalized Minimum
Total capital to risk-weighted assets	3.58%	3.38%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	2.29%	2.09%	6.00%	4.00%
Tier 1 leverage capital to average assets	1.80%	1.65%	5.00%	4.00%

Prompt Corrective Action (“PCA”): Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized. Institutions that are deemed to be undercapitalized, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

As of December 31, 2009, Frontier Bank was categorized by the FDIC as “critically undercapitalized” for purposes of PCA, as a result of the FDIC Directive.  Under the FDI Act’s PCA capital requirements (12 U.S.C. § 1831o), depository institutions that are “critically undercapitalized”, in addition to being subject to a number of additional restrictions, must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the FDIC) determines and documents that “other action” would better achieve the purposes of PCA.  Refer to Note 2 of the Annual Report to Shareholders for further discussion.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations at December 31, 2009 (in thousands):

	Payments due per period
	Less Than
	One Year	1-3 Years	3-5 Years	Thereafter	Total
Time deposits	$1,564,745	$389,244	$50,683	$1,333	$2,006,005
FHLB borrowings	65,137	115,342	100,000	95,000	375,479
Junior subordinated debt	-	-	-	5,156	5,156
Operating leases	1,692	2,430	1,541	879	6,542
Total	$1,631,574	$507,016	$152,224	$102,368	$2,393,182

See additional discussion under Notes 8, 10, 11 and 18 of the Annual Report to Shareholders.

Off-Balance Sheet Arrangements

In the ordinary course of business, we have entered into off-balance sheet financial instruments consisting of commitments for the extension of credit, credit card commitments, letter of credit commitments, home equity lines and standby letters of credit.  These instruments are recorded in the financial statements only when they are funded or related fees are incurred or received.  The following table summarizes the amount of commitments as of December 31, 2009 (in thousands):

Amount
Commitments to extend credit	$225,882
Credit card arrangements	18,903
Standby and commercial letters of credit	19,591
$264,376

Commitments to extend credit and letters of credit are written for one year, or have a call in one year.  The fair value of these commitments is not material since they are for a short period of time and subject to customary credit terms.  A fee is charged for all commitments to lend.  There have been no losses associated with these commitments.

See Note 18 of the Annual Report to Shareholders for additional discussion.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market pricing and rates. A significant market risk arises from interest rate risk inherent in our lending, deposit, borrowing and mortgage-banking activities.  To that end, we actively monitor and manage interest rate risk exposure.

A number of measures are utilized to monitor and manage interest rate risk, including income simulation and “gap” analysis (further discussed below under the subheading “Asset and Liability Management”).  An income simulation model is primarily used to assess the impact on earning changes that interest rates may produce.  Key assumptions in the model include cash flows and maturities of financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, consumer preferences and management's capital leverage plans.  These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results may significantly differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies, among other factors.  The model also uses a multiplier effect which is discussed later.

We use a simulation model to estimate the impact of changing interest rates on our earnings and capital.  The model calculates the change in net interest income and net income under various rate shocks.  As of December 31, 2009, the model predicted that net income would decrease by approximately $5.5 million if rates increased 2% and decrease $634 thousand if rates decreased 0.25%.  A rate shock of (0.25%) was used for 2010, as this represents the current Federal Funds rate at December 31, 2009.

The percentages shown in the table below represent changes over a 12 month period in net interest income and net income under two rate scenarios.  The cash flows have been adjusted to account for prepayments and other factors and an assumed 35% tax rate.

(In thousands)

	2010 Estimated Change		2009 Estimated Change		2008 Estimated Change
Rate shock	(0.25%)	2.0%	(1.0%)	2.0%	(1.0%)	2.0%
Net interest income	$961	$(8,343)	NA	$488	$(974)	$4,837
Net income	(634)	(5,506)	NA	303	(643)	3,192

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

Assets and liabilities are managed by matching maturities and repricing in a systematic manner. In addition to a simulation model, an interest rate “gap” analysis is used to measure the effect interest rate changes have on net interest income. The gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing in that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities. A gap is considered negative in the reverse situation.  However, the exact impact of the gap on future income is uncertain both in timing and amount because interest rates for our assets and liabilities can change rapidly as a result of market conditions and customer behavior patterns.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Expected Maturities for Financial Assets and Liabilities

In the following table (in thousands), the expected maturities for financial liabilities, with no stated maturity, reflect assumptions using the run-off rates for noninterest bearing deposits of 6% per year; for NOW, sweep and money market accounts 8% per year; and for savings accounts 10% per year.  The weighted average interest rates for financial instruments presented are for year end 2009.

	Expected Maturity Date							Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Financial Assets
Cash and due from banks
Noninterest bearing	$93,761	$-	$-	$-	$-	$-	$93,761	$93,761
Fed Funds Sold
Variable Rate	333,819	-	-	-	-	-	333,819	333,819
Weighted average interest rate	0.25%	-	-	-	-	-	0.25%
Securities available for sale
Fixed Rate	7,008	20,253	-	-	18,025	39,562	84,848	85,092
Weighted average interest rate (1)	1.27%	0.42%	-	-	2.45%	4.11%	2.72%
Securities held to maturity
Fixed Rate	578	-	-	-	-	1,524	2,102	2,024
Weighted average interest rate (1)	5.06%	-	-	-	-	9.62%	8.36%
Loans Receivable, net
Fixed Rate	405,427	187,731	175,175	287,813	131,223	102,894	1,290,263	983,647
Weighted average interest rate (2)	8.45%	7.82%	7.61%	6.74%	6.16%	6.57%	7.50%
Variable Rate	994,798	24,852	50,679	86,714	68,390	350,581	1,576,014	1,576,014
Weighted average interest rate (2)	7.60%	5.32%	7.67%	6.90%	6.24%	6.63%	7.25%

Financial Liabilities
Noninterest bearing deposits	$22,635	$21,277	$20,001	$18,801	$17,673	$276,871	$377,258	$377,258
NOW, Sweep and Money Market accounts	39,836	36,649	33,717	31,020	28,538	328,191	497,952	497,952
Weighted average interest rate	0.68%	0.68%	0.68%	0.68%	0.68%	0.68%	0.68%
Savings accounts	24,126	21,713	19,542	17,588	15,829	142,462	241,261	241,261
Weighted average interest rate	0.88%	0.88%	0.88%	0.88%	0.88%	0.88%	0.88%
Time Certificates
Fixed Rate	1,564,745	291,218	98,026	23,258	27,425	1,333	2,006,005	2,030,245
Weighted average interest rate	2.54%	2.81%	3.84%	4.09%	3.52%	4.56%	2.67%
Federal funds purchased & securities
sold under agreements to repurchase
Variable rate	11,107	-	-	-	-	-	11,107	11,107
Weighted average interest rate	0.09%	-	-	-	-	-	0.09%
Subordinated debt	-	-	-	-	-	5,156	5,156	2,191
Weighted average interest rate	-	-	-	-	-	4.13%	4.13%
FHLB advances
Fixed Rate	65,137	15,000	100,342	100,000	-	95,000	375,479	386,976
Weighted average interest rate	3.95%	2.13%	4.55%	3.04%	-	4.42%	3.91%

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Repricing Opportunities for Assets and Liabilities

(In thousands, as of December 31, 2009)

	2010	2011	2012	2013	2014	Thereafter	Total
Assets
Loans (1)(2)	$1,638,912	$249,094	$272,760	$448,204	$178,433	$78,874	$2,866,277
Yield	7.93%	7.07%	7.19%	6.53%	5.88%	4.78%	7.35%
Investments (2)(3)	8,934	40,526	12,380	18,024	1,604	5,482	86,950
Yield	1.53%	2.22%	4.38%	2.45%	5.47%	9.22%	2.85%
Fed funds sold	333,819	-	-	-	-	-	333,819
Yield	0.25%	-	-	-	-	-	0.25%
Total earning assets	$1,981,665	$289,620	$285,140	$466,228	$180,037	$84,356	$3,287,046
Yield	6.60%	6.39%	7.07%	6.37%	5.88%	5.07%	6.51%

Liabilities
NOW, money market,
and sweep accounts	$68,886	$21,661	$21,661	$21,661	$21,661	$342,422	$497,952
Cost	0.68%	0.68%	0.68%	0.68%	0.68%	0.68%	0.68%
Savings	71,509	71,509	71,509	26,734	-	-	241,261
Cost	0.88%	0.88%	0.88%	0.88%			0.88%
Time deposits	1,564,745	291,218	98,026	23,258	27,425	1,333	2,006,005
Cost	2.54%	2.81%	3.84%	4.09%	3.52%	4.56%	2.67%
Fed funds purchased
and repurchase agreements	11,107	-	-	-	-	-	11,107
Cost	0.09%						0.09%
Subordinated debt	-	-	-	-	-	5,156	5,156
Cost						4.13%	4.13%
FHLB borrowings	65,137	15,000	100,342	100,000	-	95,000	375,479
Cost	3.95%	2.13%	4.55%	3.04%		1.42%	3.15%
Total interest bearing liabilitites	$1,781,384	$399,388	$291,538	$171,653	$49,086	$443,911	$3,136,960
Cost	2.44%	2.32%	3.12%	2.55%	2.26%	1.48%	2.35%
GAP	$200,281	$(109,768)	$(6,398)	$294,575	$130,951	$(359,555)	$150,086

(1) Loan fees and costs are included in balance but not in the yield
(2) Taxable equivalent
(3) Amortized cost

It is generally assumed that during a period of rising interest rates, the net earnings of an institution with a negative gap may be adversely affected due to its interest bearing liabilities repricing to a greater extent than its interest-earning assets.  Conversely, during a period of falling interest rates, net earnings may increase.  That assumption, however, is based on the premise that assets/liabilities within a one-year time frame will generally move in the same direction at approximately the same rate.  However, historical data reflects that the relationship between one-year asset/liabilities may not be as strongly correlated as assumed.  Loans with one-year repricing characteristics are tied to a number of indexes to include our base rate, the Wall Street Journal prime, the one-year constant maturity treasury, LIBOR and FHLB rates.  Those indexes are subject to the movement of the one-year market rates.  On the other hand, NOW and time deposits, which constitute the bulk of the one-year repricing liabilities, are subject to the local financial institutions' market.  Pricing for NOW and time deposits is dependent on customer preferences and the subjective pricing influence of local banks, credit unions, etc.  Thus, while a good portion of our loans are tied to national and international money markets; deposits are subject to the conditions of our market areas in Washington and Oregon.  Additionally, when interest rates change, different rates change by different amounts.  The use of “multipliers” is used that represent the change of each asset/liability rate compared to the change in the federal funds rate.  For example, the prime rate has a factor of 1 indicating it changes the same amount as any federal funds rate change.  Core deposit sectors may have a factor of 0.25, indicating those rates move only 25% as much.  Applying the multipliers to the balance sheet, at December 31, 2009, we had a positive gap of $200.3 million, compared to a positive gap of $433.3 million at December 31, 2008.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item are incorporated by reference from the 2009 Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of Frontier Financial Corporation and its subsidiary (“the Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009.  The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation performed an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management identified the material weaknesses described in the following paragraph, and therefore, concluded that at December 31, 2009 the Corporation’s internal control over financial reporting was not effective.

As of December 31, 2009, material weaknesses existed related to controls over the identification, monitoring and evaluation of impaired loans and for the timely revision to management’s approach for assessing credit risk inherent in the Bank’s loan portfolio to reflect changes in the economic environment and monitoring and approving of disbursements, capitalizing of costs and reconciliation of accounts specific to other real estate owned.  These material weaknesses resulted in two adjustments being identified outside of the Corporations internal control over financial reporting. One of the adjustments was based upon an FDIC examination subsequent to year end due to new information about borrowers and underlying collateral that existed at December 31, 2009 and was learned in February 2010.  The other adjustment was based upon untimely reconciliation of accounts, inadequate disbursement approval processes, and inadequate procedures for the capitalization of costs related to other real estate owned.  Frontier is reviewing its controls and procedures for these two adjustments to ensure such adjustments will not occur in the future.

The Corporation’s independent registered public accounting firm, Moss Adams LLP who audits the Corporation’s consolidated financial statements, have issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.  See the 2009 Annual Report to Shareholders.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

Evaluation of Disclosure Controls and Procedures

Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the CEO and the CFO each concluded that as of December 31, 2009, there were two identified controls which were deficient, as described in Management’s Report of Internal Control over Financial Reporting, and concluded that our current disclosure controls and procedures were not effective as of December 31, 2009.  Management is reviewing its disclosure controls and procedures to ensure their effectiveness in the future.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical and business experience information about the directors and director nominees are included in Frontier Financial Corporation’s Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Election of Directors” and the information incorporated by reference pursuant to Item 13 below is hereby incorporated herein by reference. Information on our executive officers is also included in the Proxy Statement.

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

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is hereby incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Financial statements required by Item 8 of this report are incorporated by reference from the 2009 Annual Report to Shareholders.

(a)(2) Financial Statement Schedules.

All financial schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits.

See Exhibit Index on page 51.

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER FINANCIAL CORPORATION
March 31, 2010	/s/ Patrick M. Fahey
Patrick M. Fahey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 31, 2010	/s/ Patrick M. Fahey
Patrick M. Fahey
Chairman and Chief Executive Officer
(Principal Executive Officer)

March 31, 2010	/s/ Carol E. Wheeler
Carol E. Wheeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 31, 2010	/s/ David M. Cuthill
David M. Cuthill, Director

March 31, 2010	/s/ Lucy DeYoung
Lucy DeYoung, Director

March 31, 2010	/s/ Edward D. Hansen
Edward D. Hansen, Director

March 31, 2010	/s/ Edward C. Rubatino
Edward C. Rubatino, Director

March 31, 2010	/s/ Darrell J. Storkson
Darrell J. Storkson, Director

March 31, 2010	/s/ Mark O. Zenger
Mark O. Zenger, Director

FRONTIER FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

	(3	)(a)	Articles of Incorporation of Frontier Financial Corporation are incorporated herein by reference to Appendix A
			to the registrant's definitive Proxy Statement on Schedule 14A filed on March 20, 1998 (File No. 000-15540).

	(3	)(b)	By-laws of Frontier Financial Corporation are incorporated herein by reference to Exhibit 3(ii) to Form 10-Q filed
			on October 29, 2003.

*	(10	)(a)	Amended and Restated Frontier Financial Corporation Incentive Stock Option Plan incorporated by reference
			to Exhibit 99.1 to Registration Statement on Form S-8, filed March 27, 1998 (File No. 333-48805).

*	(10	)(b)	Frontier Financial Corporation 1999 Employee Stock Award Plan is incorporated herein by reference to Exhibit 99.1
			to Registration Statement on Form S-8, filed March 2, 1999 (File No. 333-73217).

*	(10	)(c)	Frontier Financial Corporation 2001 Stock Award Plan is incorporated herein by reference to Exhibit 99.1
			to Registration Statement on Form S-8, filed January 26, 2001 (File No. 333-54362).

*	(10	)(d)	Frontier Financial Corporation Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan is
			incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed January 26, 2001
			(File No. 333-37242).

*	(10	)(e)	Interbancorp, Inc. Employee Stock Option Plan and Interbancorp, Inc. Director Stock Option Plan is incorporated
			herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed February 13, 2001
			(File No. 333-50882).

*	(10	)(f)	Frontier Financial Corporation Employee Stock Option Plan and NorthStar Bank Employee Stock Option Plan,
			NorthStar Bank 1994 Employee Stock Option Plan and NorthStar Director Nonqualified Stock Option Plan are
			incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8, filed March 16, 2006
			(File No. 333-132487).

*	(10	)(g)	Frontier Financial Corporation 2006 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.1 to
			Registration Statement on Form S-8, filed August 4, 2006 (File No. 333-136298).

*	(10	)(h)	Change of Control Agreement with John J. Dickson is incorporated herein by reference to Exhibit 10.1 to
			Current Report on Form 8-K, filed January 19, 2006 (File No. 000-15540).

*	(10	)(i)	Change of Control Agreements with other executive officers.

	(13)		Portions of the Annual Report to Shareholders for the year ended December 31, 2009, are incorporated by
			herein by reference.

**	(14)		Code of Ethics for senior financial officers.

	(21)		Subsidiaries of Registrant.

	(23.1)		Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

	(31.1)		302 Certification of Chief Executive Officer.

	(31.2)		302 Certification of Chief Financial Officer.

	(32)		Certification pursuant to 28 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*		Compensatory plan or arrangement.
	**		Previously filed.